Form 10-Q
period 2012-06-30
Insynergy Products, Inc
filed 2012-08-16
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-179262

INSYNERGY PRODUCTS, INC

(Formerly INSYNERGY, INC.)

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4705 Laurel Canyon Blvd.
Suite 205
Studio City, CA	91604
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 760-1644

With Copies to:

Donald G. Davis, Esq.

Davis & Associates

PO Box 12009

Marina Del Rey, CA 90295

(310) 823-8300

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [X]   No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 6, 2012, the issuer had 15,546,700 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)
BALANCE SHEETS
(A Development Stage Company)

	(Unaudited)	(Audited)
Assets:	June 30,	December 31,
Current Assets	2012	2011
Cash	$ 105,164	$ 38,993
Prepaid Expenses	24,804	20,483
Total Current Assets	129,968	59,476

Other Assets
Advances	5,188	-
Deposit	10,610	10,610
Total Other Assets	15,798	10,610

Fixed Assets:
Furniture Fixtures & Equipment	88,686	40,036
Accumulated Depreciation	(10,058)	(4,841)
Total Fixed Assets	78,628	35,195

Total Assets	$ 224,394	$ 105,281

Liabilities:
Current Liabilities
Accounts Payable	$ 74,664	$ 36,765
Other Payable	-	1,600
Loan from Shareholders	5,470	5,470
Payroll Tax Payable	7,723	-
Notes Payable	97,902	-
Accrued Interest	13,050	-
Accrued Expenses	425,222	265,200
Total Current Liabilities	624,031	309,035

Non-Current Liabilities:
Notes Payable- Includes Accrued Interest of $1,125
($10,950 at December 31, 2011)	18,625	118,450
Total Non-Current Liabilities	18,625	118,450

Total Liabilities	642,656	427,485

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 300,000,000
shares, Issued 15,546,700 and 15,021,150 shares,

respectively	15,547	15,021
Additional Paid in Capital	2,446,970	2,271,751
Stock Subscription Receivable	-	(147,000)
Deficit Accumulated During the Development Stage	(2,880,779)	(2,461,976)
Total Stockholders' Deficit	(418,262)	(322,204)

Total Liabilities and Stockholders' Deficit	$ 224,394	$ 105,281

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

					From Inception
					(January 26,
	For the Three Months Ended		For the Six Months Ended		2010) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Revenues	$ -	$ -	$ -	$ -	$ -
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Consulting	1,240	-	19,990	-	39,045
Officer Compensation	67,500	67,500	135,000	144,344	524,344
General and Administrative	166,725	909,842	260,161	967,475	2,324,385
Operating Expenses	235,465	977,342	415,151	1,111,819	2,887,774

Operating (Loss)	(235,465)	(977,342)	(415,151)	(1,111,819)	(2,887,774)

Other Income (Expense):
Other Income	-	-	-	-	40,000
Other Expenses	-	-	-	-	(18,258)
Interest Expense	(1,879)	(1,500)	(3,652)	(2,850)	(14,747)
	(1,879)	(1,500)	(3,652)	(2,850)	6,995

Loss Before Taxes	(237,344)	(978,842)	(418,803)	(1,114,669)	(2,880,779)

Income Tax	-	-	-	-	-

Net Loss	$ (237,344)	$ (978,842)	$ (418,803)	$ (1,114,669)	$ (2,880,779)

Loss per Share, Basic &

Diluted	$ (0.02)	$ (0.08)	$ (0.03)	$ (0.15)

Weighted Average Shares
Outstanding	15,158,052	11,685,519	15,121,946	7,589,205

The accompanying notes are an integral part of these financial statements.

TR>

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			From
			Inception
			(January 26,
	For the Six Months		2010) to
	Ended June 30,		June 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$ (418,803)	$ (1,114,669)	$ (2,880,779)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	25,080	956,596	1,826,307
Depreciation and Amortization	5,216	1,129	10,057
Contributed Services-Officers	-	9,344	103,400
Interest Expense on Shareholder loan	164	-	309
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Prepaids	(4,320)	389	(24,804)
Increase in Deposits	-	-	(10,610)
Increase (Decrease) in Accounts Payable	44,023	(725)	81,589
Increase in Accrued Expenses	160,022	135,000	426,022
Increase in Other Assets	(5,188)	-	(5,188)
Increase in Interest Payable	3,225	2,850	14,175
Net Cash (Used) in Operating Activities	(190,581)	(10,086)	(459,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(48,650)	-	(88,686)
Net Cash Used by Investing Activities	(48,650)	-	(88,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	-	(24)	-
Proceeds from Issuance of Stock	297,500	-	532,500
Proceeds from Loan from Shareholders	-	732	10,332
Payments on Loan from Shareholders	-	(622)	(4,862)
Proceeds from Notes Payable	14,067	10,000	121,567
Payments on Notes Payable	(6,165)	-	(6,165)
Net Cash Provided by Financing Activities	305,402	10,086	653,372

Net Increase in Cash	66,171	-	105,164
Cash at Beginning of Period	38,993	-	-
Cash at End of Period	$ 105,164	$ -	$ 105,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 184	$ -	$ 184
Franchise and Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc., (formerly Insynergy Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010 to engage in Direct Response marketing that has the ability to take a product from the drawing board to the ultimate consumer via sales through television or retail. Direct Response marketing is a booming $300 billion per year business that has evolved during the past two decades from an entrepreneurial industry to one that now encompasses the marketing efforts of a vast majority of Fortune 500 companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying statements of operations for the six months ended June 30, 2012 and from inception (January 26, 2010) to June 30, 2012, consolidated statement of owner’s equity for the six months ended June 30, 2012, and consolidated statements of cash flows for the six months ended June 30, 2012 and from inception (January 26, 2010) to June 30, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the company’s statement of financial position at June 30, 2012  and its results of operations and its cash flows for the six months ended June 30, 2012 and from inception (January 26, 2010) to June 30, 2012.  The results for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Fixed Assets

Fixed assets are carried at the lower of cost or net realizable value. All fixed assets with a cost of $2,000 or greater are capitalized. Equipment used for production purposes will be depreciated when production begins. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Equipment                      3 years

Furniture and fixtures    7 years

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of June 30, 2012.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

 The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding as of June 30, 2012.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for the six months ended June 30, 2011.  For the six months ended June 30, 2012 advertising costs were $15,648.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

The following accounting standards were issued as of December 26, 2011:

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.

This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,880,779 at June 30, 2012 and had a net loss of $418,803 and net cash used in operating activities of $190,581 for the six months ended June 30, 2012.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Furniture Fixtures & Equipment	$ 40,036	$40,036

Molds for Sandals	48,650	-

Less accumulated depreciation	(10,058)	(4,841)

	$ 78,628	$35,195

Depreciation expense

Depreciation expense for the six months ended June 30, 2012 and 2011 was 5,217 and $1,129.

Molds for sandals

As of June 30, 2012, the Company has not begun depreciating the cost of the sandals molds. The Company will begin depreciating the costs for the molds once production of the sandals product begins.

NOTE 5 – NOTES PAYABLE & ACCRUED INTEREST

The Company has four non-collateral notes payable outstanding. The first note is for $90,000 dated 2/3/2010, bearing simple interest of 6%. The second note is for $10,000 dated 4/5/2011, bearing simple interest of 6%. The third note is for $7,500 dated 9/1/2011, bearing simple interest of 6%. The three notes principle and interest are due three years from the date of issuance. The fourth note in the amount of $14,067 is dated 2/24/12. The note requires nine monthly payments of $1,607, bearing annual interest of 6.7%. The current balance on this fourth note at June 30, 2012 is $7,902.

Notes payable at June 30, 2012 and December 31, 2011 consisted of:

	June 30, 2012	December 31, 2011

Notes Payable	$ 115,402	$107,500

Total Notes Payable	115,402	107,500

14

Due within one year	(97,902)	-
Long Term Debt	$ 17,500	$107,500

Total accrued interest on all outstanding notes payable at June 30, 2012 and December 31, 2011 was $14,175 and $10,950.

NOTE 6 – COMMITMENTS & CONTIGENCIES

Lease

The Company currently occupies office space at 4705 Laurel Canyon Boulevard in Studio City California. The Company signed a three year three month lease starting December 1, 2011 for $5,000 per month. The lease required a deposit of $10,610 which was paid on November 1, 2011. Minimum future rental payments under the agreement are as follows:

2012	$ 30,000
2013	60,000
2014	55,000
Total	$ 145,000

NOTE 7 – RELATED PARTY TRANSACTIONS

Expenses to majority stockholders and Chief Executive Officer

Payments to majority stockholder and Chief Executive Officer for the six months ended June 30, 2012 and 2011 consisted of the following:

	June 30, 2012	June 30, 2011

Salary	$ 18,260	$-

Loans from Shareholders

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. The loan from shareholders balance was $5,470 at June 30, 2012 and December 31, 2011. For the six months ended June 30, 2012 the Company recognized $164 interest expense and for the year ended December 31, 2011 the Company recognized $145 interest expense on the loans from shareholders which was offset to additional paid in capital. The loan is due in full on September 9, 2012, one year from origination. The loan shareholder has the option to receive payment prior to due date.

NOTE 8 – OFFICERS COMPENSATION

Issued Stock

At inception, January 26, 2010, the Company issued 200,000 shares to its officers which resulted in an expense of $200. In March of 2011, the Company issued 9,343,820 common shares to its founding officers. The compensation expense related to the issuance of shares was $9,344.

Salary

The Company estimates and accrues the fair value of services performed by its officers at $22,500 per month. For the six months ended June 30, 2012 the Company accrued $135,000 in officer compensation, of which $18,260 was paid. For the six months ended June 30, 2011 the Company accrued $135,000 in officer compensation, of which $0 was paid.

NOTE 9 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 1,000,000 shares of common stock with a par value of $0.001 per share.

The Company was incorporated on January 26, 2010 at which time 200,000 shares of common stock were issued to the Company’s two founders. No value was given to the stock issued by the newly formed Corporation.  Therefore, the shares were recorded to reflect the $.001 par value and charged to expense.

In February of 2011, Company increased its authorized shares of common stock to 300,000,000 shares at .001 par.

In the twelve months ended December 31, 2011, the Company issued 15,521,150 common shares. The Company issued 5,227,330 shares for services which resulted in an expense of $2,051,850 (fair market value $.3925/share). Fair market value was determined by taking the average share price for each cash-for-stock purchase in the period. The Company issued 9,343,820 shares at par value $.001 to its founding officers which resulted in an expense of $9,344. The shares issued to the officers were valued at par $.001 because the officers started the Company at inception. The Company issued 950,000 shares for $382,000 cash. At December 31, 2011 the company has a stock subscription receivable balance of $147,000, all of which was received in January and February of 2012. The Company canceled 700,000 shares that were issued in March of 2011. The cancelation resulted in a decrease in stock for services expense of $260,167. As of December 31, 2011, the Company has 15,021,150 shares issued and outstanding.

In the first quarter of 2012, the Company issued 80,750 common shares for $30,500 cash.

In the second quarter of 2012, the Company issued 370,000 shares for $120,000 cash and 74,800 shares for services which resulted in an expense of $25,080 (fair market value $0.3353/shares).

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below,  no material subsequent events exist through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations". We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors".

Summary and Outlook of the Business

The Company is a development stage company with plans to conduct an Direct Response Marketing business selling at retail a variety of products it licenses from inventors and owners of such products, and utilizing television infomercials as its principle method of marketing and sales.   The Company has not initiated any Direct Response Marketing campaign for a product yet, and will not be able to do so until it obtains additional working capital.   The potential sources, availability and terms for such additional working capital are unknown at this time.  If the Company is unable to obtain additional working capital it will not be able to implement its business plan.

The Company was formed in January of 2010. The Company has a net loss of approximately $2,860,110 from inception to June 30, 2012. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock and the issuance of debt. Management plans to initiate and grow the Company’s business of Direct Response Marketing of a variety of products on an aggressive basis, provided we are able to obtain the necessary capital.

Revenues

The Company has recorded zero revenue since inception.

Operating Expenses

We have accrued compensation to our CEO, COO, and VP of Production totaling $404,553 up through June 30, 2012. A majority of our costs were non cash expenses as the result of the private issuance of common stock in payment for services. Such non cash expenses totaled $ 2,071,027 for the twelve months ended December 31, 2011 and $45,749 for the six months ended June 30, 2012.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations so far during its current development stage as a result of its investment necessary to create its business plan and negotiate product licensing arrangements and 3rd party contractor arrangements for telephone sales and product fulfillment.

For the period from inception to June 30, 2012 and December 31, 2011, the Company incurred a net loss of approximately $2,880,779 and $2,461,976. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing additional working capital and implementing its business plan.  In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company plans to operate. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Assurances cannot be given that adequate financing can be obtained to meet our capital needs, which we estimate $1,000,000. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to sharply curtail implementation of our business plan or cease operations altogether.

Management has been able, thus far, to finance the losses and the expenses of the implementation of the Company’s business plan through this date, by   private placements of its common stock and loans. The Company does not currently have, nor has it had, business revenues.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

For the six months ended June 30, 2012 the Company incurred a net loss of $418,803 compared to the six months ended June 30, 2011 net loss of $1,114,669.

Three months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

For the three months ended June 30, 2012 the Company incurred a net loss of $237,344 compared to the three months ended June 30, 2011 net loss of $978,842.

Liquidity and Capital Resources

The Company is currently illiquid.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, as well as successful implementation of its business plan which contemplates generating revenues through initiation of several Direct Response Marketing campaigns for specific products.  Since its inception, the Company has been funded by its Chairman and, Chief Executive Officer, Board members and persons related to or acquainted with these. To remedy the current deficiency in our liquidity position, we plan to raise additional capital through additional private equity offerings, and perhaps private debt placement. Whether we will be successful in obtaining additional capital, or obtaining such capital on commercially reasonable terms, and whether we can begin to generate and then significantly increase revenues, is uncertain.

As of June 30, 2012, total current assets were $129,968, which consisted of $105,164 of cash and $24,804 of prepaid expenses. As of December 31, 2011, total current assets were $59,476, which consisted of $38,993 of cash and $20,483 prepaid expenses.

As of June 30, 2012, total current liabilities were $624,031, which consisted of $512,936 of accounts payable and accrued expenses, $97,902 in notes payable, $7,723 in payroll tax payable, and $5,470 of loans from shareholders. As of December 31, 2011, total current liabilities were $309,035, which consisted of $303,565 of accounts payable and accrued expenses, and $5,470 of loans from shareholders.

During the period from January 1, 2012 to June 30, 2012, net cash used by operating activities was $190,581. During the period from January 1, 2011 to June 30, 2011, net cash used by operating activities was $10,086. During the period from January 1, 2011 to June 30, 2012, net cash used by operating activities was $459,521.

Cash flows from financing activities represented the Company's principal source of cash for the period from inception through June 30, 2012. Cash flows from financing activities for the period from January 1, 2012 to June 30, 2012, were $305,402 consisting of proceeds from issuance of stock of $297,500, proceeds from notes payable of $14,067, and payments on notes payable of $6,165. Cash flows from financing activities for the period from January 1, 2011 to June 30, 2011, were $10,086 consisting of proceeds from notes payable of $10,000, loans from shareholders of $732, payments on loans from shareholders of $622, and $24 in bank overdraft. Cash flows from financing activities for the period from January 1, 2011 to June 30, 2012, were $653,372 consisting of proceeds in the amount of $10,332 from shareholder loans, payments on loan from shareholders of $4,862, $532,500 in proceeds from the private sale of common shares, $121,567 in proceeds from notes payable. Cash flows from financing activities during the period from January 26 to December 31, 2010 were $90,024 consisting of proceeds in the amount of $90,000 from shareholder loans and $24 in borrowings from bank overdraft.

Set forth below is a table indicating the amount from loans and the cash amounts from Private placement of common stock, received by the Company from inception to August 6, 2012, with the identity of each lender or share purchaser set forth. The Company has no commitments from such persons for further funding, and it is unknown whether such persons might lend further sums or purchase additional share in the Company if needed in the future.

		Shares	Amount
Name	Address	Purchased	Paid	Price	Consideration

Alan Diamante	523 W. 6th St. Suite 210, Los Angeles, CA 90014	N/A	107,500	N/A	Cash- Note Payable
Nutrition Innovation, Inc.	1507 7th St., #325, Santa Monica, CA 90401	80,000	$30,000	0.38	Cash
Richard J. Redlich	10506 Eastborne Ave., #2, Los Angelos, CA 90024	100,000	$40,000	0.40	Cash
Scott & Debra Family Trust	16217 Kittridge St. Van Nuys, CA 91406	25,000	$10,000	0.40	Cash
Wilfred F. Von Der Ahe	16218 Kittridge St. Van Nuys, CA 91406	25,000	$10,000	0.40	Cash
Strathmore Partnership	20910 Pacific Coast Hwy, Malibu, CA 90265	25,000	$10,000	0.40	Cash
The Haviva Feder Rev. Trust	5200 White Oak Ave, #4, Los Angelos, CA 91316	25,000	$10,000	0.40	Cash
Raul Gomez	1100 Wilshire Blvd., #2911, Los Angeles, CA 90017	50,000	$20,000	0.40	Cash
Scott Hamilton	905 N. Grederic St., Burbank, CA 91505	30,000	$10,000	0.33	Cash
Greg Meister	715 Gateshead Court, Foster City, CA 94404	25,000	$10,000	0.40	Cash
Paul Bershin	7309 Van Nuys Blvd., Van Nuys, CA 91403	240,000	$100,000	0.42	Cash
Rama Fox	4441 Saugus Ave, Sherman Oaks, CA 91403	140,000	$60,000	0.43	Cash
Bonnie Link	9565 Bianca Ave, Northridge, CA 91826	5,000	$2,000	0.40	Cash
Ron Wallach	33395 Mulholland Hwy., Malibu, CA 90265	5,000	$2,000	0.40	Cash
Daniel A. Ditlof	7309 Van Nuys Blvd., Van Nuys, CA 91405	12,500	$5,000	0.40	Cash
Kenneth Chang	13015 San Salvador Place, Cerritos, CA 90703	40,000	$15,000	0.38	Cash
Michael Stephen Martin	1319 State Route 147, Amsterdam, NY 12010	100,000	$40,000	0.40	Cash
Benjamin Wayne Fletcher	16101 Ventura Blvd., #238, Encino, CA 91436	22,500	$8,000	0.36	Cash
Bart Dal Ponte	3806 Sunbeam Drive, Los Angeles, CA 90065	7,000	$3,000	0.43	Cash
Erin Marie Griffiths	6855 Haywood St., Tujunga, CA 91042	2,500	$1,000	0.40	Cash
Hua Xu	17166 Kinzie St., Northridge, CA 91325	5,000	$2,000	0.40	Cash
Ashley Bershin	550 Park Blvd., #2502, San Diego, CA 92101	2,500	$1,000	0.40	Cash
Julie Bershin	11336 Dempsey Ave., Granada Hills, CA 91344	3,750	$1,500	0.40	Cash
Manjunath Vadmal	11866 Laughton Way, Porter Ranch, CA 91326	55,000	$20,000	0.36	Cash
David J. Farhit	20132 Delight St., Canyon Country, CA 91351	1,250	$500	0.40	Cash
Adrian Morales	8643 Bluffdale Dr., Sun Valley, CA 91352	1,250	$500	0.40	Cash
Lynn Schatteles	24228 Calvert, Woodland Hills, CA 91367	2,500	$1,000	0.40	Cash
Mark Spallucci	3 Kestrel Lane, Bedminster, NJ 07921-1863	200,000	$60,000	0.30	Cash
Cody Rosario	1305 Oakridge Drive, Glendale, CA 90014	85,000	$30,000	0.35	Cash
Lining Lu	12157 Moorpark Street Apt#203, Studio City, CA 91604-1273	85,000	$30,000	0.35	Cash
TOTAL		1,340,750	$640,000

In each case the recipients of the above shares were accredited investors, and the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Of the 1,340,750 shares purchased, 447,000 have been issued with a restrictive legend. The other 893,750 shares are unrestricted.

Critical Accounting Policies

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time a product is shipped.  Provision for sales returns will be estimated based on the Company's historical return experience.

Revenue is presented net of returns.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

 Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at June 30, 2012.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent)that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In September 2009, Accounting Standards Codification ("ASC") became the source of authoritative GAAP recognized by the Financial Accounting Standards Board ("FASB") for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

Emerging Growth Company Status.

We are an "emerging growth company", as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligation regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12B-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Investment in our shares is speculative.

The shares of our common stock being offered for resale by the selling security holder are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

We are dependent upon external financing to fund our ongoing operations and implement our business plan.

Currently, we are dependent upon external financing to fund our operations.  We project that the Company will need over the next 12 months approximately $1,000,000 in “additional working capital  to meet short term liquidity requirements.  Of this sum, approximately $50,000 is estimated to be required to fund our public reporting requirements. It is imperative that we obtain this external financing to finance ongoing operations. We currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available, or available on commercially reasonable terms.

Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, and/or perhaps seek protection from our creditors through bankruptcy proceedings.

Furthermore, additional equity financing, if obtained, may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, which may require that we relinquish valuable rights.

No assurance Company will be Successful and Ultimately Operate Profitably.

The Company is currently operating at a loss, and there is no assurance that the plans and strategies of the Company will be successful, or that the Company will be able to operate profitably. If we cannot operate profitably, you could lose your entire investment. We may not generate sufficient revenues in the next twelve months to become profitable and therefore will have to rely solely on the cash we raise from the private sale of debt or equity securities. Our ability to privately sell our securities is uncertain, as are the future terms upon which they might be sold.

The Products We Select for Direct Response Marketing May Not Receive Favorable Market Response, or the Product Campaign May Fair For Other Reasons

Some of our future Direct Response Marketing Campaigns will no doubt fail.  Direct Response Marketing products can fail due to many reasons, including no perceived need for the product, other competing products provide better solutions or are better priced, the product price is too high, the infomercial is unconvincing, the wrong time slot or market segment is selected for broadcast, and  for a variety of other reasons.  Larger trends, such as a recessionary economy, less discretionary purchasing power in the hands of consumers, more restrictive credit and higher rates on credit cards, also can discourage sales and cause a campaign to fail.  Operational issues can also cause a campaign to fail, such as too low a price markup, poor quality resulting in high returns; a lack of sufficient capital to purchase sufficient inventory, or failure by sub contractors to properly carry out their responsibilities for manufacturer, order taking, and fulfillment.

Lack of Market acceptance for a product is a particularly significant risk in our business.  We will no doubt have some failures which will result in loss, and some products will likely only break even, doing little more then return the costs expended to undertake product production and to pay for the campaign  itself.  It is up to management to select, test, and carefully place infomercials for those Products which in management’s opinion have a good chance of being successful and generating significant revenues and profits in the Market place.  There is no assurance that management will be successful in these efforts to the required degree so that the Company becomes profitable.

Going Concern Opinion

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its current development stage as a result of its investment necessary to implement its business plan and conduct startup operations. For the period from inception to June 30, 2012 and December 31, 2011, the Company incurred a net loss of approximately $2,880,779 and $2,461,976.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing additional capital and implementing its overall plan.  In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.  The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The above factors, among others, raise substantial doubt about our ability to continue as a going concern. Our  financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs, which we estimate at approximately $1,000,000 over the next 12 months, or can be obtained on commercially reasonable terms.  If we are unable to generate profits and unable to obtain future financing to meet our working capital requirements, we will have to curtail our business sharply or cease operations altogether. Ultimately, our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis.

No significant operating history makes our Company difficult to evaluate

As a development stage company, our business and prospects are difficult to evaluate because we have minimal operating history.  An investment in us should be considered a high-risk investment where you could lose your entire investment.

We Face Intense Competition From Competitors with more experience, long track records, larger staffs, and better funding.

We will face intense competition in our industry from other established Companies once we begin product campaigns.   We will compete to obtain licenses for products, for air time, and for the attention of the consumer and the consumer’s discretionary dollar spent in this market.   Many of our competitors have significantly greater financial, technological, marketing and distribution resources than we do. Their greater capabilities in these areas enable them to better withstand periodic  product campaign failures, and more general downturns in the industry, compete more effectively on the basis of price and production and more quickly develop or locate and license new products. In addition, new companies may enter the markets in which we expect to compete, further increasing competition in our industry.

Our Product Liability Insurance May not be Sufficient to cover claims.

We intend to carry product liability insurance in such amounts as management deems appropriate, but there is no assurance that such insurance will be sufficient to cover claims if one of our products does not perform as described and causes damage.  The Company could in the future become liable for substantial claims which in the aggregate materially exceed the limits of the Company product liability insurance, with that result that the Company suffers substantial losses, with a resulting loss in value of our stock.

We have arbitrarily determined the offering price of our common stock and the value of our stock does not necessarily reflect our book value.

We arbitrarily selected the offering price for the common stock. Our establishment of the offering price of the shares has not been determined by negotiation with an underwriter as is customary in underwritten public offerings. The offering price does not bear any relationship whatsoever to our assets, earnings, book value or any other objective standard of value. Therefore, investors may be unable to recoup their investment if the value of our securities does not materially increase. Among the factors we considered in determining the offering price were our lack of operating history, our succession of losses to date, or lack of liquid assets, and our continuing need for outside capital through the sale of equity or creation of debt in order to keep operating our business.

There is currently no market for our common stock.

Our common stock is not currently traded on an exchange; there is no guarantee that our shares will ever trade on the OTC Bulletin Board or on any other securities exchange. The Company has obtained a stock symbol, “ISYG”, on the OTC Bulletin Board. The shares will be sold at the fixed price of $0.50 until the common stock becomes quoted by a market maker on the Over-the-Counter Bulletin Board. We will file a post-effective amendment to reflect the change to a market price when the shares are quoted by a market maker on a securities exchange.

We could fail to retain one or both of our two Principle Officers, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our Chief Executive Officer Sanford Lang, and our Chief Operating Officer, Martin Goldrod.  We have employment agreements with Messrs Lang and Goldrod, but we do not carry key man insurance on their lives. The loss of either ones service could materially harm our business because of the cost and time necessary to find a successor.

Our two principle Executive Officers in the aggregate own 63% of our outstanding Common Stock and Control the Company

Our two Principle Executive Officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 63% of our outstanding common stock, and this percentage will not change as a result of sales of shares by selling shareholders pursuant to this registration statement.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth exclusive of home in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

As a public company, we will be required to meet periodic reporting requirements under SEC rules and regulations. Complying with federal securities laws as a public company is expensive and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting.

We intend to be publicly-traded company following completion of this offering. We will be required to file periodic reports containing our financial statements within a specified time following the completion of each quarterly and annual period, which comply with SEC rules and regulations, including audited financial statements. Prior to this offering, we have not been required to comply with SEC requirements, including requirements to have our financial statements completed and reviewed or audited within a specified time. We may experience difficulty in meeting these SEC's reporting requirements. Any failure by us to file compliant periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock, once and if it becomes publicly traded.

As a public company we will incur significant legal, accounting, insurance and other expenses. Compliance with the Sarbanes-Oxley Act of 2002 and with other SEC and NASDAQ Stock Market rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate with precision the amount of additional costs we may incur or the timing of such costs.

Furthermore, after we become a public company, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting.

Currently, we are an emerging growth company, and, therefore, do not have to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for up to five years. Beginning with our Annual Report on Form 10-K for our fiscal year ending December 31, 2013, if we are no longer considered an emerging growth company, our independent registered public accounting firm will be required to comply with these Section 404 requirements. This process generally requires significant documentation of policies, procedures and systems, review of that documentation by our internal accounting staff and our outside auditors and testing of our internal control over financial reporting by our internal accounting staff and our outside independent registered public accounting firm. Documentation and testing of our internal controls would involve considerable time and expense, and could strain our internal resources and have an adverse impact on our operating costs, and may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended  June 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended  June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2012 the Company issued 370,000 shares of common stock for $120,000 cash. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mining Safety Disclosures

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.0	Certificate of Incorporation	(i)	S-1		3.0	01/31/2012
3.1	Amendment to Articles to Change Name	(ii)	S-1		3.1	04/17/2012
3.2	By-Laws	(iii)	S-1		3.2	01/31/2012
10.0	Commercial Lease Agreement by and between Insynergy Products Inc. (formerly Insynergy, Inc.)and Bershin Properties I, LLC	(iv)	S-1		10.0	01/31/2012

10.1	Agreement re Telephone Call Center, by and between Insynergy Products Inc. (formerly Insynergy, Inc.) and Ignite Media Solutions		S-1	10.1	01/31/2012
10.2	Agreement re Fulfillment, by and between Insynergy Products Inc. (formerly Insynergy, Inc.) and Moulton Logistics		S-1	10.2	01/31/2012
10.3	License Agreement for Meister Management, Inc. and Insynergy Products Inc. (formerly Insynergy, Inc.)		S-1	10.3	01/31/2012
10.4	License Agreement for Fit, LLC		S-1	10.4	01/31/2012
10.5	Agreement re Merchant Services, by and between Insynergy Products Inc. (formerly Insynergy, Inc.) and Moneris Solutions		S-1	10.5	01/31/2012
10.6	Executive Compensation Agreement between Sanford (Sandy) Lang and Insynergy Products Inc.(formerly Insynergy, Inc.)		S-1	10.6	01/31/2012
10.7	Executive Compensation Agreement Between Martin (Marty) Goldrod and Insynergy Products Inc. (formerly Insynergy, Inc.)		S-1	10.7	01/31/2012
10.8	Engagement Letter, by and between Insynergy Products Inc.and NBN Enterprises to provideConsulting and the Services of the Law Firm of Don Davis & Associates.		S-1	10.8	01/31/2012
10.9	Agreement Modifying Fee Letter Agreement by and between Insynergy Products, Inc. and NBN Enterprises.		S-1	10.9	04/17/2012
11.0	Promissory Note dated February 3, 2010		S-1	11.0	04/17/2012
11.1	Promissory Note dated April 5, 2011.		S-1	11.1	04/17/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC. (formerly INSYNERGY,INC.)

Dated:  August XX , 2012

By: /s/ Sanford Lang Sanford Lang, Chief Executive Officer (Principal Executive Officer)