Form 10-Q
period 2012-09-30
Insynergy Products, Inc
filed 2012-11-13
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 30, 2012, the issuer had 16,138,226 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)
BALANCE SHEETS
(A Development Stage Company)

	(Unaudited)	(Audited)
Assets:	September 30,	December 31,
Current Assets	2012	2011
Cash	$ 150,668	$ 38,993
Prepaid Expenses	66,650	20,483
Total Current Assets	217,318	59,476

Other Assets
Inventory	34,644	-
Advances	8,432	-
Deposit	10,610	10,610
Total Other Assets	53,686	10,610

Fixed Assets:
Furniture Fixtures & Equipment	90,686	40,036
Accumulated Depreciation	(15,475)	(4,841)
Total Fixed Assets	75,211	35,195

Total Assets	$ 346,215	$ 105,281

Liabilities:
Current Liabilities
Accounts Payable	$ 100,758	$ 36,765
Other Payable	-	1,600
Loan from Shareholders	5,470	5,470
Payroll Tax Payable	12,553	-
Notes Payable	107,565	-
Accrued Interest	14,400	-
Accrued Expenses	516,592	265,200
Total Current Liabilities	757,338	309,035

Non-Current Liabilities:
Notes Payable- Includes Accrued Interest of $1,388
($10,950 at December 31, 2011)	18,888	118,450
Total Non-Current Liabilities	18,888	118,450

Total Liabilities	776,226	427,485

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 300,000,000
shares, Issued 16,138,226 and 15,021,150 shares,

respectively	16,138	15,021
Additional Paid in Capital	2,666,837	2,271,751
Stock Subscription Receivable	-	(147,000)
Deficit Accumulated During the Development Stage	(3,112,986)	(2,461,976)
Total Stockholders' Deficit	(430,011)	(322,204)

Total Liabilities and Stockholders' Deficit	$ 346,215	$ 105,281

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

					From Inception
					(January 26,
	For the Three Months Ended		For the Nine Months Ended		2010) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenues	$ -	$ -	$ -	$ -	$ -
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Consulting	4,500	-	24,490	-	43,545
Officer Compensation	105,000	67,500	240,000	202,500	629,344
General and Administrative	120,610	951,031	380,771	1,927,850	2,444,995
Operating Expenses	230,110	1,018,531	645,261	2,130,350	3,117,884

Operating (Loss)	(230,110)	(1,018,531)	(645,261)	(2,130,350)	(3,117,884)

Other Income (Expense):
Other Income	-	-	-	-	40,000
Other Expenses	-	-	-	-	(18,258)
Interest Expense	(2,097)	(1,538)	(5,749)	(4,388)	(16,844)
Total Other Income (Expense)	(2,097)	(1,538)	(5,749)	(4,388)	4,898

Loss Before taxes	(232,207)	(1,020,069)	(651,010)	(2,134,738)	(3,112,986)

Income Tax	-	-	-	-	-

Net Loss	$ (232,207)	$ (1,020,069)	$ (651,010)	$ (2,134,738)	$ (3,112,986)

Loss per Share, Basic &
Diluted	$ (0.01)	$ (0.07)	$ (0.04)	$ (0.22)

Weighted Average Shares
Outstanding	15,638,350	13,838,697	15,295,972	9,649,201

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			From
			Inception
			(January 26,
	For the Nine Months		2010) to
	Ended September 30,		September 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(651,010)	$(2,134,738)	$(3,112,986)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	25,710	1,877,884	1,826,937

Depreciation and Amortization	10,634	1,693	15,475
Contributed Services-Officers	-	9,344	103,400
Interest Expense on Shareholder loan & notes payable	427	38	572
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Prepaids	(37,600)	389	(58,084)
Increase in Inventory	(34,644)	-	(34,644)
Increase in Deposits	-	-	(10,610)
Increase in Accounts Payable	74,945	10,943	112,510
Increase in Accrued Expenses	251,392	202,500	517,392
Increase in Other Assets	(8,432)	-	(8,432)
Increase in Interest Payable	4,838	4,350	15,788
Net Cash (Used) in Operating Activities	(363,740)	(27,597)	(632,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(50,650)	-	(90,685)
Net Cash Used by Investing Activities	(50,650)	-	(90,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	-	(24)	-
Proceeds from Issuance of Stock	508,500	45,000	743,500
Proceeds from Loan from Shareholders	-	10,332	10,332
Payments on Loan from Shareholders	-	(1,862)	(4,862)
Proceeds from Notes Payable	32,509	10,000	140,009
Payments on Notes Payable	(14,944)	-	(14,944)
Net Cash Provided by Financing Activities	526,065	63,446	874,035

Net Increase in Cash	111,675	35,849	150,668
Cash at Beginning of Period	38,993	-	-
Cash at End of Period	$150,668	$35,849	$150,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 430	$ -	$ 430
Franchise and Income Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:

The Company has issued stock for a service agreement extending beyond September 30, 2012. Prepaid expenses paid with stock totaled $8,566 at September 30, 2012.

During the prior year the Company issued 545,000 shares of common stock for cash to be received subsequent to 9/30/11. Stock subscription receivable totalled $170,000 at Septemeber 30, 2011 resulting in a $545 increase to common stock and a $169,455 increase to additional paid in capital.

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. (Formerly INSYNERGY, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Reclassification

Certain prior period amounts in the condensed financial statements have been reclassified to conform to current period presentation.

Unaudited Interim Financial Information

The accompanying statements of operations for the nine months ended September 30, 2012 and from inception (January 26, 2010) to September 30, 2012, consolidated statement of owner’s equity for the nine months ended September 30, 2012, and consolidated statements of cash flows for the nine months ended September 30, 2012 and from inception (January 26, 2010) to September 30, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the company’s statement of financial position at September 30, 2012  and its results of operations and its cash flows for the nine months ended September 30, 2012 and from inception (January 26, 2010) to September 30, 2012.  The results for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Equipment                       3 years

Furniture and fixtures    7 years

Inventory

The Company’s inventory consists of finished product valued under the FIFO method, stated and the lower of cost or market value.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2012.

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

There were no potentially dilutive shares outstanding as of September 30, 2012.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the nine months ended September 30, 2012 advertising costs were $40,497. Advertising costs were $1,698 for the nine months ended September 30, 2011.

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

FASB Codification Topic 340-20- Capitalized Advertising Costs

Statement of Position 93-7, Reporting on Advertising Costs , provides CPAs with broad guidance on advertising expenditures. It says advertising costs should be expensed, either as they are incurred or the first time the advertising takes place. SOP 93-7 provides two exceptions: Direct response advertising that meets certain criteria should be capitalized. A company should capitalize and amortize direct response advertising if,

1. Its primary purpose is to elicit sales from customers who can be shown to have responded specifically to the advertising.

2. It results in probable future economic benefits.

It is not management’s position to capitalize advertising costs spent on direct marketing because it would not be cost effective to track future benefits of the advertising costs spent on the direct marketing campaigns.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $3,112,986 at September 30, 2012 and had a net loss of $651,010 and net cash used in operating activities of $363,740 for the nine months ended September 30, 2012.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following:

	September 30, 2012	December 31, 2011

Prepaid Insurance	$ 20,601	$483
Prepaid Royalty	4,967	-
Prepaid Inventory	28,350	-
Prepaid Services	4,166	-
Prepaid Stock for Services	8,566	-
Prepaid Rent	-	20,000
	$ 66,650	$20,483

NOTE 5 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Furniture Fixtures & Equipment	$ 40,036	$40,036
Molds for Sandals	50,650	-
Less accumulated depreciation	(15,475)	(4,841)
Furniture Fixtures & Equipment, net	$ 75,211	$35,195

Depreciation expense

Depreciation expense for the nine months ended September 30, 2012 and 2011 was 10,634 and $1,693.

Molds for sandals

On August 1, 2012, production of sandals began and accordingly the Company began depreciating the cost of the sandals molds. The Company is depreciating the molds based on the 2009 US Master Depreciation Guide asset class.30.21: Manufacture of Finished Plastic Products-Special Tools. Under this guidance, the molds will be depreciated using the straight-line depreciation method over a life of three years.

NOTE 6 – INVENTORY

	September 30, 2012	December 31, 2011
Goods held for resale	$ 34,644	$-
Revaluation adjustment	-	-
	$ 34,644	$-

The Company values its inventory using the FIFO method. There has been no write downs of inventory. For the nine months ended September 30, 2012 and 2011, the cost of inventories recognized as an expense and included in cost of sales was $0.

As of September 30, 2012 and December 31, 2011, the Company had inventories held at a net realizable value of $34,644 and $0.

NOTE 7 – NOTES PAYABLE & ACCRUED INTEREST

The Company has six non-collateral notes payable outstanding. The first note is for $90,000 dated 2/3/2010, bearing simple interest of 6%. The second note is for $10,000 dated 4/5/2011, bearing simple interest of 6%. The third note is for $7,500 dated 9/1/2011, bearing simple interest of 6%. The three notes' principle and interest are due three years from the date of issuance. The fourth note in the amount of $14,067 is dated 2/24/12. The note requires nine monthly payments of $1,607, bearing annual interest of 6.7%. The current balance on this fourth note at September 30, 2012 is $3,187. The fifth note for $9,500 is dated 9/8/12. The note requires nine monthly payments of $1,089, bearing annual interest 7.75%. The current balance on the fifth note at September 30, 2012 is $7,436. The sixth note for $8,942 is dated 5/24/12 and is payable on demand. The note is with the same holder as notes 1-3 yet this note does not bear interest. The Company has chosen to record interest expense of 6% on this note and credit additional paid in capital.

Notes payable at September 30, 2012 and December 31, 2011 consisted of:

	September 30, 2012	December 31, 2011
Notes Payable	$ 125,065	$107,500
Total Notes Payable	125,065	107,500

Due within one year	(107,565)	-
Long Term Debt	$ 17,500	$107,500

Total accrued interest on all outstanding notes payable at September 30, 2012 and December 31, 2011 was $15,788 and $10,950.

NOTE 8 – COMMITMENTS & CONTIGENCIES

Lease

The Company currently occupies office space at 4705 Laurel Canyon Boulevard in Studio City California. The Company signed a three year three month lease starting December 1, 2011 for $5,000 per month. The lease required a deposit of $10,610 which was paid on November 1, 2011. Minimum future rental payments under the agreement are as follows:

2012	$ 15,000
2013	60,000
2014	55,000
Total	$ 130,000

NOTE 9 – RELATED PARTY TRANSACTIONS

Salary payments to Chief Executive Officer, Chief Operating Officer, and Vice President

Salary payments to the Chief Executive Officer, the Chief Operating Officer, and the Vice President for the nine months ended September 30, 2012 and 2011 consisted of the following:

	September 30, 2012	September 30, 2011
Salaries	$ 53,916	$ -

Loans from Shareholders

Occasionally, officers will loan money at 0% to 6% interest rate to the Company to support working capital. The loan from shareholders balance was $5,470 at September 30, 2012 and $5,470 at December 31, 2011. For the nine months ended September 30, 2012 the Company recognized $263 interest expense and for the year ended December 31, 2011 the Company recognized $145 interest expense on the loans from shareholders which was offset to additional paid in capital. The loan is due in full on September 9, 2013, two years from origination. The loan shareholder has the option to receive payment prior to due date.

NOTE 10 – OFFICERS COMPENSATION

Issued Stock

At inception, January 26, 2010, the Company issued 200,000 shares to its officers which resulted in an expense of $200. In March of 2011, the Company issued 9,343,820 common shares to its founding officers. The compensation expense related to the issuance of shares was $9,344.

Salaries

For the current period ended September 30, 2012, the Company estimates and accrues the fair value of services performed by its officers at $28,750 per month. For the nine months ended September 30, 2012 the Company accrued $240,000 in officer compensation and $18,750 of consulting fees, of which $53,916 was paid. For the nine months ended September 30, 2011 the Company accrued $202,500 in officer compensation, of which $0 was paid.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

In the third quarter of 2012, the Company issued 566,526 shares for $211,000 cash and 25,000 shares for a one year service contract beginning September 5, 2012. With regards to the service contract, the Company recorded a prepaid expense of $8,566 and expensed $630 (fair market value $0.3678/share).

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

1.

In October the Company received inventory of $28,350. The amount is classified as a prepaid in the current period.

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

Summary and Outlook of the Business

The Company is a development stage company with plans to conduct a Direct Response Marketing business selling at retail a variety of products it licenses from inventors and owners of such products, and utilizing television infomercials as its principle method of marketing and sales.   The Company has not initiated any Direct Response Marketing campaign for a product yet, and will not be able to do so until it obtains additional working capital.   The potential sources, availability and terms for such additional working capital are unknown at this time.  If the Company is unable to obtain additional working capital it will not be able to implement its business plan.

The Company was formed in January of 2010. The Company has a net loss of approximately $3,112,986 from inception to September 30, 2012. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock and the issuance of debt. Management plans to initiate and grow the Company’s business of Direct Response Marketing of a variety of products on an aggressive basis, provided we are able to obtain the necessary capital.

Revenues

The Company has recorded zero revenue since inception.

Operating Expenses

We have accrued compensation to our CEO, COO, and VP of Production totaling $490,703 up through September 30, 2012. A majority of our costs were non cash expenses as the result of the private issuance of common stock in payment for services. Such non cash expenses totaled $ 2,071,027 for the twelve months ended December 31, 2011 and $72,268 for the nine months ended September 30, 2012.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations so far during its current development stage as a result of its investment necessary to create its business plan and negotiate product licensing arrangements and 3rd party contractor arrangements for telephone sales and product fulfillment.

For the period from inception to September 30, 2012 and December 31, 2011, the Company incurred a net loss of approximately $3,112,986 and $2,461,976. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing additional working capital and implementing its business plan.  In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company plans to operate. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012 the Company incurred a net loss of $651,010 compared to the nine months ended September 30, 2011 net loss of $2,134,738.

Three months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

For the three months ended September 30, 2012 the Company incurred a net loss of $232,207 compared to the three months ended September 30, 2011 net loss of $1,020,069.

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

As of September 30, 2012, total current assets were $217,318, which consisted of $150,668 of cash and $66,650 of prepaid expenses. As of December 31, 2011, total current assets were $59,476, which consisted of $38,993 of cash and $20,483 prepaid expenses.

As of September 30, 2012, total current liabilities were $ 757,338, which consisted of $631,750 of accounts payable and accrued expenses, $107,565 in notes payable, $12,553 in payroll tax payable, and $5,470 of loans from shareholders. As of December 31, 2011, total current liabilities were $309,035, which consisted of $303,565 of accounts payable and accrued expenses, and $5,470 of loans from shareholders.

During the period from January 1, 2012 to September 30, 2012, net cash used by operating activities was $363,740. During the period from January 1, 2011 to September 30, 2011, net cash used by operating activities was $27,597. During the period from January 26, 2010 (inception) to September 30, 2012, net cash used by operating activities was $632,682.

Cash flows from financing activities represented the Company's principal source of cash for the period from inception through September 30, 2012. Cash flows from financing activities for the period from January 1, 2012 to September 30, 2012, were $526,065 consisting of proceeds from issuance of stock of $ 508,500, proceeds from notes payable of $ 32,509, and payments on notes payable of $14,944. Cash flows from financing activities for the period from January 1, 2011 to September 30, 2011, were $63,446 consisting of proceeds from notes payable of $10,000, loans from shareholders of $10,322, payments on loans from shareholders of $1,862, and $24 in bank overdraft. Cash flows from financing activities for the period from January 26, 2010 (inception) to September 30, 2012, were $874,035 consisting of proceeds in the amount of $10,332 from shareholder loans, payments on loan from shareholders of $4,862, $743,500 in proceeds from the private sale of common shares, $140,009 in proceeds from notes payable, and payments on notes payable of $14,944.

Set forth below is a table indicating the amount from loans and the cash amounts from Private placement of common stock, received by the Company from inception to October 30, 2012, with the identity of each lender or share purchaser set forth. The Company has no commitments from such persons for further funding, and it is unknown whether such persons might lend further sums or purchase additional share in the Company if needed in the future.

		Shares	Amount
Name	Address	Purchased	Paid	Price	Consideration

Alan Diamante	523 W. 6th St. Suite 210, Los Angeles, CA 90014	N/A	114,442	N/A	Cash- Note Payable
Nutrition Innovation, Inc.	1507 7th St., #325, Santa Monica, CA 90401	80,000	$30,000	0.38	Cash
Richard J. Redlich	10506 Eastborne Ave., #2, Los Angelos, CA 90024	100,000	$40,000	0.40	Cash
Scott & Debra Family Trust	16217 Kittridge St. Van Nuys, CA 91406	25,000	$10,000	0.40	Cash
Wilfred F. Von Der Ahe	16218 Kittridge St. Van Nuys, CA 91406	25,000	$10,000	0.40	Cash
Strathmore Partnership	20910 Pacific Coast Hwy, Malibu, CA 90265	25,000	$10,000	0.40	Cash
The Haviva Feder Rev. Trust	5200 White Oak Ave, #4, Los Angelos, CA 91316	25,000	$10,000	0.40	Cash
Raul Gomez	1100 Wilshire Blvd., #2911, Los Angeles, CA 90017	50,000	$20,000	0.40	Cash
Scott Hamilton	905 N. Grederic St., Burbank, CA 91505	30,000	$10,000	0.33	Cash
Greg Meister	715 Gateshead Court, Foster City, CA 94404	25,000	$10,000	0.40	Cash
Paul Bershin	7309 Van Nuys Blvd., Van Nuys, CA 91403	240,000	$100,000	0.42	Cash
Rama Fox	4441 Saugus Ave, Sherman Oaks, CA 91403	140,000	$60,000	0.43	Cash
Bonnie Link	9565 Bianca Ave, Northridge, CA 91826	5,000	$2,000	0.40	Cash
Ron Wallach	33395 Mulholland Hwy., Malibu, CA 90265	5,000	$2,000	0.40	Cash
Daniel A. Ditlof	7309 Van Nuys Blvd., Van Nuys, CA 91405	12,500	$5,000	0.40	Cash
Kenneth Chang	13015 San Salvador Place, Cerritos, CA 90703	40,000	$15,000	0.38	Cash
Michael Stephen Martin	1319 State Route 147, Amsterdam, NY 12010	100,000	$40,000	0.40	Cash
Benjamin Wayne Fletcher	16101 Ventura Blvd., #238, Encino, CA 91436	22,500	$8,000	0.36	Cash
Bart Dal Ponte	3806 Sunbeam Drive, Los Angeles, CA 90065	7,000	$3,000	0.43	Cash
Erin Marie Griffiths	6855 Haywood St., Tujunga, CA 91042	2,500	$1,000	0.40	Cash
Hua Xu	17166 Kinzie St., Northridge, CA 91325	5,000	$2,000	0.40	Cash
Ashley Bershin	550 Park Blvd., #2502, San Diego, CA 92101	2,500	$1,000	0.40	Cash

Julie Bershin	11336 Dempsey Ave., Granada Hills, CA 91344	3,750	$1,500	0.40	Cash
Manjunath Vadmal	11866 Laughton Way, Porter Ranch, CA 91326	55,000	$20,000	0.36	Cash
David J. Farhit	20132 Delight St., Canyon Country, CA 91351	1,250	$500	0.40	Cash
Adrian Morales	8643 Bluffdale Dr., Sun Valley, CA 91352	1,250	$500	0.40	Cash
Lynn Schatteles	24228 Calvert, Woodland Hills, CA 91367	2,500	$1,000	0.40	Cash
Mark Spallucci	3 Kestrel Lane, Bedminster, NJ 07921-1863	200,000	$60,000	0.30	Cash
Cody Rosario	1305 Oakridge Drive, Glendale, CA 90014	85,000	$30,000	0.35	Cash
Lining Lu	12157 Moorpark Street Apt#203, Studio City, CA 91604-1273	85,000	$30,000	0.35	Cash
Robin Solymanijam	519 S. Genesee Ave. Los Angeles, CA 90036	2,000	$1,000.50		Cash
Scott Hamilton	905 N. Frederic Burbank, CA 91505	15,000	$5,000.33		Cash
Raul Gomez	1100 Wilshire Blvd. #2911 Los Angeles, CA 90017	210,526	$80,000.38		Cash
Steven H. Newman	24342 La Masina Court Calabasis, CA 91302	339,000	$125,000.37		Cash
TOTAL		1,907,276	$857,942

In each case the recipients of the above shares were accredited investors, and the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Of the 1,907,276 shares purchased, 447,000 have been issued with a restrictive legend. The other 1,460,276 shares are unrestricted.

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

Revenue is presented net of returns.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

 Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2012.

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

Investment in the shares of our common stock is highly speculative in nature, involve a high degree of risk and should be considered only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of our shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

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

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its current development stage as a result of its investment necessary to implement its business plan and conduct startup operations. For the period from inception to September 30, 2012 and December 31, 2011, the Company incurred a net loss of approximately $3,112,986 and $2,461,976.

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

Our Product Liability Insurance May not be Sufficient to cover claims.

We carry product liability insurance in such amounts as management deems appropriate, but there is no assurance that such insurance will be sufficient to cover claims if one of our products does not perform as described and causes damage.  The Company could in the future become liable for substantial claims which in the aggregate materially exceed the limits of the Company product liability insurance, with that result that the Company suffers substantial losses, with a resulting loss in value of our stock.

We have arbitrarily determined the offering price of our common stock and the value of our stock does not necessarily reflect our book value.

We arbitrarily selected the offering price for the common stock. Our establishment of the offering price of the shares has not been determined by negotiation with an underwriter as is customary in underwritten public offerings. The offering price does not bear any relationship whatsoever to our assets, earnings, book value or any other objective standard of value. Therefore, investors may be unable to recoup their investment if the value of our securities does not materially increase. Among the factors we considered in determining the offering price were our lack of operating history, our succession of losses to date, or lack of liquid assets, and our continuing need for outside capital through the sale of equity or creation of debt in order to keep operating our business

We could fail to retain one or both of our two Principle Officers, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our Chief Executive Officer Sanford Lang, and our Chief Operating Officer, Martin Goldrod.  We have employment agreements with Messrs Lang and Goldrod, but we do not carry key man insurance on their lives. The loss of either ones service could materially harm our business because of the cost and time necessary to find a successor.

Our two principle Executive Officers in the aggregate own 58% of our outstanding Common Stock and Control the Company

Our two Principle Executive Officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 58% of our outstanding common stock As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

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

As a public company, we are required to meet periodic reporting requirements under SEC rules and regulations. Complying with federal securities laws as a public company is expensive and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting.

We are a publicly-traded company. We are required to file periodic reports containing our financial statements within a specified time following the completion of each quarterly and annual period, which comply with SEC rules and regulations, including audited financial statements. We may experience difficulty in meeting these SEC's reporting requirements. Any failure by us to file compliant periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.

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

Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended  September 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended  September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2012 the Company issued 1,017,276 shares of common stock for $ 361,500 cash. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mining Safety Disclosures

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.0	Certificate of Incorporation	(i)	S-1		3.0	01/31/2012
3.1	Amendment to Articles to Change Name	(ii)	S-1		3.1	04/17/2012
3.2	By-Laws	(iii)	S-1		3.2	01/31/2012
10.0	Commercial Lease Agreement by and between Insynergy Products Inc. (formerly Insynergy, Inc.)and Bershin Properties I, LLC	(iv)	S-1		10.0	01/31/2012
10.1	Agreement re Telephone Call Center, by and between Insynergy Products Inc. (formerly Insynergy, Inc.) and Ignite Media Solutions		S-1		10.1	01/31/2012
10.2	Agreement re Fulfillment, by and between Insynergy Products Inc. (formerly Insynergy, Inc.) and Moulton Logistics		S-1		10.2	01/31/2012
10.3	License Agreement for Meister Management, Inc. and Insynergy Products Inc. (formerly Insynergy, Inc.)		S-1		10.3	01/31/2012
10.4	License Agreement for Fit, LLC		S-1		10.4	01/31/2012
10.5	Agreement re Merchant Services, by and between Insynergy Products Inc. (formerly Insynergy, Inc.) and Moneris Solutions		S-1		10.5	01/31/2012
10.6	Executive Compensation Agreement between Sanford (Sandy) Lang and Insynergy Products Inc.(formerly Insynergy, Inc.)		S-1		10.6	01/31/2012
10.7	Executive Compensation Agreement Between Martin (Marty) Goldrod and Insynergy Products Inc. (formerly Insynergy, Inc.)		S-1		10.7	01/31/2012
10.8	Engagement Letter, by and between Insynergy Products Inc.and NBN Enterprises to provide Consulting and the Services of the Law Firm of Don Davis & Associates.		S-1		10.8	01/31/2012
10.9	Agreement Modifying Fee Letter Agreement by and between Insynergy Products, Inc. and NBN Enterprises.		S-1		10.9	04/17/2012
11.0	Promissory Note dated February 3, 2010		S-1		11.0	04/17/2012
11.1	Promissory Note dated April 5, 2011.		S-1		11.1	04/17/2012

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC. (formerly INSYNERGY,INC.)

Dated: November , 2012

By: /s/ Sanford Lang Sanford Lang, Chief Executive Officer (Principal Executive Officer)