Form 10-K
period 2012-12-31
Insynergy Products, Inc
filed 2013-03-20
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-179262

Insynergy Products, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4705 Laurel Canyon Blvd.

Suite 205

Studio City, CA 91604

 (Address of principal executive offices) (Zip Code)

(818)760-1644

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over the Counter Bulletin Board Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ]   No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer[ ] Non-accelerated filer [ ] Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

At June 30, 2012, the aggregate market value of shares held by non-affiliates of the registrant based upon the books and records of the Company, was $0.00. (At that date the Company's shares had not commenced public trading and there was thus no closing sale price of such shares on the Over the Counter Bulletin Board Market).

At March 18, 2013, there was 16,532,726 shares of the registrants common stock outstanding.

PART I

Item 1.  BUSINESS

Business Development

Insynergy Products Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2010. The Company was organized to engage in Direct Response marketing that has the ability to take a product from the drawing board to the ultimate consumer via sales through television, Internet and retail.  At December 31, 2012 the Company was deemed to have exited the development stage as it has begun planned principle operations.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

        ·our future operating results;

        ·our business prospects;

        ·our contractual arrangements and relationships with third parties;

        ·the dependence of our future success on the general economy;

        ·our possible future financings; and

        ·the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Plan of Operations

The Company’s management believes the Direct Response market to be a booming business that has evolved during the past two decades from an entrepreneurial industry to one that now encompasses the marketing efforts of a vast number of companies to produce sales of a myriad of products. According to the Electronic Retailing Association (www.retailing.org), the only trade association that represents larger companies in the direct-to-consumer marketplace, this is an estimated more than $300 billion market. Management believes, but cannot assure, that this is a reasonable assessment of the size of this market.

Direct Response Marketing

Direct Response Marketing generally takes the form of the marketing and sale of products utilizing infomercials which are broadcast over local television channels, paired with a Call Response Center which takes the calls generated by potential purchasers who call in after viewing the infomercial, and a fulfillment center, which ships out the product.

The infomercial is designed to solicit a direct response in the target audience which is specific and quantifiable.  The delivery of the response is directly between the viewer and the advertiser, that is, the customer responds to the marketer or its agent directly.  In direct marketing (such as telemarketing), there is no intermediary broadcast media involved.  In Direct “Response” Marketing, marketers use broadcast media to encourage customers to contact them directly.  This direct response marketing seeks to elicit action.  Marketing results from a Direct Response Marketing Program can be tracked, measured, and quantified.

Direct Response Marketing is characterized by:

•

An offer of a specific product or combination of products

•

Sufficient information for the consumer to make a decision whether to act and buy

•

An explicit “call to action”

•

Provision of a means for buy response (typically multiple options such as toll free number, web page, and email)

Direct Response Marketing Products

Direct Response Marketing is often used for new and innovative products that can be demonstrated and shown to make life easier or better, or products which solve a specific problem the target audience may have.

Health and fitness products, skin, hair and personal care products, nutritional supplements, house wares and appliances, have all been successfully marketed.  Anti-aging products are a category of product which is generating successful sales.  An idea for a new product comes usually from an inventor, who then approaches a company such as ours for development and implementation of a Direct Marketing Program or campaign for the product.

Initially our Company will be selecting products invented by others for use in a Direct Marketing Program, but our management plans to eventually develop its own products for sale as well.  We will analyze each product presented to us to see if it looks like it would be an attractive candidate for a direct marketing campaign.   We will look for products which satisfy a specific need that can be concretely presented in the infomercial,  lend themselves to generation of a call for action motivation in the target audience, provide for a substantial markup on the sales price over their cost (typically somewhere in the realm of a 5 to 1 markup), have a lower range target price in order to encourage immediate discretionary purchase, and  have  anticipated staying power as a useful product which the Company can sell over and over again.

We will license products from the inventor or owner of the product, with license fees paid only on actual sales of the product, net of returns and allowances.  Typical license fees run between 3% and 5% of net sales for sales generated over television, and if the Company is able to then take the product for distribution to traditional brick and mortar outlets for further sales, an increased license fee of between 5% and 7% is typically paid.  The license rights run for typically between 24 and 36 months, and are generally renewable. Products may or may not have patent protection, copyright protection, and/or trademark protection.

Initial Products to Be Marketed

The Company has a variety of products which have been presented to it and are available for it to license and use in its initial Direct Response Marketing activities.  Our first two products selected are in the area of fitness and we have executed licensing agreements for both products.

Our first product is a fitness product called the Kruncher.  The Kruncher is designed to give a man or woman an abdominal workout without ever having to leave their chair.  The Kruncher is designed for abs and obliques.   The design allows you to start at a point that’s most comfortable for you and then helps you gradually advance as your strength increases.

We have a License Agreement for the Kruncher covering World Wide rights through the term of the License Agreement, giving us the exclusive Worldwide right to advertise, promote, market, manufacturer, distribute, sell and exploit the product in any and all media, means, markets and channels of trade and distribution. The initial term was extended through June 30, 2013, but may be renewed annually provided a minimum number of units are sold at a minimum price over each period. The minimum domestic price is $20, and the minimum units are set at 100,000 units through June 30, 2013, 100,000 units July 1, 2013 through June 30, 2014, 60,000 units July 1, 2014 through June 30, 2015 and 30,000 units July 1, 2015 through June 30, 2016 and 30,000 units July 1, 2016 through June 30, 2017. To date few units have been sold, and the Company will have to sell 100,000 units before the end of June 30, 2013 or the Licensor will have the right to terminate the exclusivity of the License Agreement immediately, and terminate the Agreement after a 9 month runoff period, subject to certain cure rights. The Licensor’s receives a royalty of six percent (6%) of Direct Response Gross Sales Revenues and eight percent (8%) of any Retail/Wholesale Gross Sales Revenues, net of returns, refunds, bad debts, chargeback’s, credit card fees, shipping expenses, and taxes.  Management tentatively plans to set the suggested retail price for the Kruncher at $59.95 with a tentative wholesale price of approximately $34.00 which would give the retailer a 40-42% gross profit.  Management believes the Company’s net profit may range up to 50%, but there is of course no assurance that the product will be successful or produce significant profits.

The second product to be released by Insynergy is a patented fitness product called Spidercore which was invented by a medical doctor who developed it because he was not satisfied with the physical therapy he was receiving after back surgery and felt he could develop a better protocol.  It will come with a basic workout DVD.   Additional DVD’s will be available for more advanced workouts.

Our exclusive License Agreement gives us worldwide rights to advertise, promote, market, manufacture, distribute, sell and/or exploit the Product in any and all media, means and markets and all channels of trade and distribution now known or hereafter devised.  The term extends through October 16, 2017 provided that 37,500 units have been sold by October 16, 2014 and 37,500 units are sold year 3, year 4 and year 5.

 Production of Infomercials

Demonstrating the appeal and uniqueness of the product in a sales video infomercial is critical in creating a buying response. An offer must be presented in the video such that its appeal is relevant to the wants or needs of the audience.

Short form direct response video commercials have time lengths ranging from 30 seconds to 2 minutes.  Long form infomercials are 30 minutes in length. Direct Response ads can be contrasted with normal television commercials because traditional commercials normally do not solicit a direct immediate response from the viewer, but instead try to brand their product in the market place.

The typical direct response spot of two minutes consists of a spokesperson or dominant voice over footage showing the product being demonstrated, solving a problem and/or making life easier and better.  An 800 phone number will be shown on screen a few seconds into the spot along with a website address.  The last few seconds of the spot will show a blue screen with all the information to make a purchase and provide a call to action.

The Company will write, produce, hire the talent, direct, shoot and edit all of its infomercials in house. Management estimates the cost of in house shooting the typical shorter 30 second programs will run from $10,000 to $25,000, while the cost to shoot a typical 2 minute show will run from $40,000 to $80,000.

Test Marketing

We test all our products with a retail sales group before we execute a License Agreement, in order to gauge the likely reaction in the market place. Once a License Agreement is executed, we will typically create the video, and then spend small amounts of money on media air time over test stations and test air segments that have what management considers the right demographics for a particular product.  If a product successfully generates sales in these test spots, we will then expand the campaign for the product over additional TV markets. During the test marketing stage we also tweak the video infomercial as to dialogue, and as to order of presentment of material.   We have tested both the Kruncher and Spidercore with our various retail sales groups and have received positive reviews.  We have manufactured production tooling for the products and have some finished Kruncher products to sell and have begun TV testing.

Purchasing of Air Time

The products and demographics will dictate which TV market management selects for a particular campaign. We expect most of our spots to run approximately 2 minutes. The cost per spot will depend on which market it is show in, and at what time the spot airs. We may also use radio and/or direct mailing campaigns, and will provide a website over which a product can be purchased.  We will need $300,000-$400,000 for media buys. We are currently talking to several investors who have shown interest in financing Insynergy, however, none may decide to invest.

Telephone Marketing Functions

Once a customer has decided to buy our product, they either call an 800 phone number or go to a website to conclude the purchase.  In today’s marketing climate, order taking for many products sold under $20 is done by an interactive voice recognition telephone application (“IVR”) which electronically takes the customer’s name and address, phone number, credit card information and orders for products.  Order information will be in a file format to be batched and sent daily to a fulfillment facility.

Using the IVR application is perhaps half the cost of using live agents to respond to calls, but for some products with higher price points, live sales agents provided by independent third party contractors will be used.

The Company will subcontract out to independent third parties the telephone marketing functions associated with a campaign for each product. Initially, the Company has contracted for Ignite Media Solutions to provide this function, although many other companies are available to undertake this roll at competitive pricing, and the Company may use others in the future.

Based on our contract with IMS, inbound calls are billed at $0.15 per connect minute with a $0.35 per order processing fee for all phone orders. There is also a set-up and development fee of $750 for the IVR application and a one-time programming, training and set-up fee of $1,000 for live operator services. All live operator calls are billed at $0.80 per connect minute.

Manufacture of Products

The Company will out-source the manufacture of products it markets to independent third party companies. The Company has had discussions with several Mainland China manufacturers, but has not entered into any contracts to date for the manufacture of products due to a lack of capital.  Unless presented with a L/C, a mainland China manufacturer generally requires 30% as down payment to begin manufacturing and the balance when the product is ready to ship.  Management believes there are many sources for manufacturing in China, and elsewhere offshore, which are generally dependable and reasonably priced.  To manufacturer an order of 30,000-40,000 units of the Kruncher, we will need $387,000-$516,000.

Fulfillment of Orders

Fulfillment involves the storage of inventory, acceptance of order information, boxing and shipping out of products, and dealing with questions, order status, complaints, returns and allowances on products, and maintaining proper records. The fulfillment function on each product will be sub contracted out to independent third party companies on each product.

Initially, the Company has contracted for Moulton Logistics to provide this function, although many other companies are available to undertake this role at competitive prices, and the Company may use others in the future.

Moulton Logistics is headquartered in Van Nuys, CA, close to the Los Angeles and Long Beach ports and is also close to the Company’s offices, and specializes in order taking and fulfillment for Direct Marketing Response Products.  Moulton can provide a full range of fulfillment services including a full call center, full service direct mail, real-time online inventory reports, database management, continuity programs, EDI for retail fulfillment and drop shipping, among others.

The Company’s contract with Moulton Logistics provides for a Data Base/Order Processing/Maintenance Fee of $.72 on each customer transaction, a $0.10 per transaction fee on credit card and e-check transactions, and a $0.55 per transaction fee plus separate SKU fees and per cubic foot fees for packaging and shipping.

Credit Card Transactions

Sales orders for Direct Response Marketing Programs are typically taken using credit cards. The Company has contracted for credit card processing of sales orders on initial products with Moneris Solutions, an independent third party company. Moneris Solutions was established in December of 2000 as a joint investment between the Royal Bank of Canada and the Bank of Montreal. Moneris owns and operates its own payment processing and technology development platforms.

Pursuant to our agreement with Moneris, it will process VISA, MasterCard, Discovery and American Express at a cost of $0.16 per transactions plus 2.49% of the amount of the transaction.

Campaign Failure

Some of our future Direct Response Marketing Campaigns will no doubt fail. Direct response products can fail due to many reasons, including no perceived need for the product, other competing products provide better solutions or are better priced, the product price is too high, the infomercial is unconvincing, the wrong time slot or market segment is selected for broadcast, the marketing company lacks sufficient capital to fund product inventory and air time purchase, and for a variety of other reasons. Larger trends, such as a recessionary economy, less discretionary purchasing power in the hands of consumers, more restrictive credit or higher rates on credit cards, also can discourage sales and cause a campaign to fail. Other issues can also cause a campaign to fail, such as too low a price markup, poor quality resulting in high returns, a lack of sufficient capital to purchase sufficient airtime, or to purchase sufficient inventory, or failure by third party contractors to properly carry out their responsibilities for manufacturer, order taking, and fulfillment.

Management will endeavor to avoid these pitfalls in selection of a product, production of the TV spot, test marketing, purchasing of air time, and other aspects of running of the campaign, but there are significant risks in conducting a direct response marketing business, and we will no doubt have some product failures which will result in loss, while other products may barely breakeven and return the costs laid out to undertake product production and the campaign.

Transition from Direct Response Marketing to Brick and Mortar Distribution

If a product is financially successful in our direct marketing response campaign, management will consider marketing and distributing the product to big box retail stores, building off the product branding that has occurred by running the television campaign.

Competition

There is significant competition in the Direct Response industry from both small and large companies since there are really no barriers to entry.  As a result, there are literally hundreds of direct response companies that operate in the US and off a wide variety of products across all categories of consumer goods.

The Company will have to rely on the skills of its management to pick products which produce successful direct response marketing campaigns and ultimately profits to the Company.

Insurance

The Company carries general liability insurance through CNA with an occurrence limit of $1,000,000 with a general aggregate of $2,000,000 and a deductible of $500. Bershin Properties 1, LLC, the Company’s landlord, is listed as an Additional Insured.

The Company plans to purchase product liability insurance to insure against liability on the products it sells, once additional capital is obtained.

Need For Additional Capital to Finance Operations

The Company needs to locate investment capital sources and raise privately $1,000,000 before it can initiate a Direct Marketing Campaign for its first product. These funds will be used for product testing, product manufacture, video production, air time purchase, and operation of the initial Marketing Campaign, and for overhead expenses and working capital.

Going Concern Qualification

 We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations while it was in the development stage as a result of its investment in leasehold fixtures and equipment necessary to implement its business plan, its funding of staff who have undertaken to set up the various contractual relationships with third party contractors, and the incurrence of other operating expenses. The Company had an accumulated deficit of $3,329,119 at December 31, 2012 and had a net loss of $867,143 and net cash used in operating activities of $520,771 for year ended December 31, 2012. The Company is dependent on obtaining additional working capital in order to continue to implement its business plan and initiate its first product campaign, and the source, availability and terms for such additional capital are uncertain at this date. If such additional capital is not obtained, and/or if the products selected for marketing prove to be unsuccessful, the Company may fail and be unable to continue as a going concern.

The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. This need for additional capital and the uncertainty of obtaining such capital, along with other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs, which we estimate at a minimum of $1,000,000.

Patents, Trademarks, Copyrights

The Company may file registrations for such patents, trademarks, or copyrights, as it deems commercially prudent from time to time, but has made no such filings as of this date.

Regulatory

The Company’s industry is not regulated by any government agencies

Employees

The Company has three (3) full-time employees but will use independent contractors when we shoot our direct response marketing TV spots.

Item 1A.  RISK FACTORS

Emerging Growth Company Status

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

Investment in our shares is speculative

Shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

We are dependent upon external financing to fund our ongoing operations and implement our business plan

Currently, we are dependent upon external financing to fund our operations.  We project that the Company will need over the next 12 months approximately $1,000,000 in “additional working capital to meet short term liquidity requirements.  Of this sum, approximately $50,000 is estimated to be required to fund our public reporting requirements. It is imperative that we obtain this external financing to finance ongoing operations. We currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available or available on commercially reasonable terms.

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

No assurance Company will be Successful and Ultimately Operate Profitably

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

No significant operating history makes our Company difficult to evaluate

The Company is deemed to have exited the development stage at December 31, 2012 as it has began planned principle operations. Our business and prospects are difficult to evaluate because we have minimal operating history.  An investment in us should be considered a high-risk investment where you could lose your entire investment.

We Face Intense Competition From Competitors with more experience, long track records, larger staffs, and better funding

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

We could fail to retain one or both of our two Principle Officers, which could be detrimental to our operations

Our success largely depends on the efforts and abilities of our Chief Executive Officer Sanford Lang, and our Chief Operating Officer, Martin Goldrod.  We have employment agreements with Messrs Lang and Goldrod, but we do not carry key man insurance on their lives. The loss of either ones services could materially harm our business because of the cost and time necessary to find a successor.

Our two principle Executive Officers in the aggregate own 57.7% of our outstanding Common Stock and Control the Company

Our two Principle Executive Officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 57.7% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth exclusive of home in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

As a public company, we are required to meet periodic reporting requirements under SEC rules and regulations. Complying with federal securities laws as a public company is expensive and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting

We are required to file periodic reports containing our financial statements within a specified time following the completion of each quarterly and annual period, which comply with SEC rules and regulations, including audited financial statements. We may experience difficulty in meeting these SEC's reporting requirements. Any failure by us to file compliant periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.

As a public company we will incur significant legal, accounting, insurance and other expenses. Compliance with the Sarbanes-Oxley Act of 2002 and with other SEC and NASDAQ Stock Market rules will increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate with precision the amount of additional costs we may incur or the timing of such costs.

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

Item 2.  PROPERTIES

Our principal offices are located at 4705 Laurel Canyon Blvd., Suite 205, Studio City, California, 91607. The property is leased from an unaffiliated third party on a long term lease basis with 32 remaining months to run. The monthly lease payments are approximately $5,000.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since inception on Jan. 26, 2010, the Company has had the following unregistered sales of its securities, in each case in reliance on the exemption from registration provided by section 4(2) of the Securities Act of 1933.

A total of 1,030,750 shares were issued to a total of 26 sophisticated investors for cash, at prices per share of between $0.33 and $0.40, for a total of $ 412,500, between September 20, 2011 and January 25, 2012, in private placement transactions relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and all shares were issued with a restrictive legend.

A total of 13,871,150 shares were issued to a total of 83 sophisticated investors in exchange for services rendered to the Company between March 1, 2011 and May 20, 2012, and the Company recognized consulting and services expenses in the aggregate amount of $ 1,801,027, in connection with such issuances of shares for services.  Of the total aggregate expense, $9,344 resulted from the issuance of 9,343,820 shares to founding officers at par and the remaining $1,791,683 expense resulted from 4,527,330 shares issued at an average of $.39 per share. The 4,527,330 shares issued were for the services provided in the areas of marketing, product and packaging design, research and development, legal, accounting and endorsements.  Not one of these sophisticated investors is in the business of raising money for investment activities and therefore are not promoters.  The Company canceled 700,000 shares issued for services after the September 30, 2011 financial statements. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

A total of 188,300 shares were issued from June 1, 2012 through December 31, 2012 for total expense of $59,003. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period and ranged from $0.34 to $0.37. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

A total of 1,236,526 shares were issued to investors for total proceeds of $436,000. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In instances described above where we issued securities in reliance upon Section 4(2) under, the Securities Act, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the sale of the stock took place directly between the offeree and us, (f) the offeree in each cash was sophisticated, able to bear the risks of investment, and able to fend for himself; (g) all shares were taken for investment and not with a view to distribution, and appropriate legends were placed on all share certificates, (h) in each case the Company has a significant and long lasting relationship with the investor prior to issuance.

ISSUER PURCHASES OF EQUITY SECURITIES.

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The Company currently does not maintain any equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

 Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors".

Results of Operations for the year ended December 31, 2012 Compared to the year ended December 31, 2011

Revenues

During the year ended December 31, 2012 the Company recorded its first revenue of $3,381. Cost of goods sold was $1,186 for a gross margin of $2,195.

Operating Expenses

For the year ended December 31, 2012, consulting expense increased $14,790 to $29,790 from $15,000 for the year ended December 31, 2011. The increase is due to additional consulting services required in conjunction with commencing operations. Officer compensation increased $56,250 to $326,250 in 2012 from $270,000 in 2011. During 2012 the Company began to pay salary to one additional employee.

For the year ended December 31, 2012 the Company incurred $113,564 in professional fees compared to $84,762 in the prior year, an increase of $28,802, or 25%. The increase is due to increased fees related to quarterly SEC filing requirements and services related to production consulting.

For the year ended December 31, 2012 the Company incurred $407,858 in general and administrative expense as compared to $1,892,889 in the prior year, a decrease of $1,485,031, or 78%. In the prior year the company issued stock for services that was recorded to G&A expense of $1,791,683. During the current year the Company was able to use its proceeds from the sale of stock in lieu of issuing as much stock for services as it did in 2011.

For the year ended December 31, 2012 the Company recorded a net loss of $867,143 as compared to a net loss of $2,268,796 in the prior year, a $1,401,653, or 62% decrease. The large decrease can be mostly contributed to the decrease in expense recorded for stock issued for services.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012 the Company had a working capital deficit of $590,378. The Company used $520,771 in operations, purchased $74,150 in new fixed assets and received net proceeds from financing of $623,788.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Critical Accounting Estimates and Policies

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time a product is shipped.  Provision for sales returns are estimated based on the Company's historical return experience.

Revenue is presented net of returns.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, accrued and other liabilities, as applicable, approximates fair value due to the short-term nature of these items. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2012.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In September 2011 Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option.   in this Update, an   entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures.

 The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 17

Balance Sheets as of December 31, 2012 and 2011

 18

Statements of Operations for the years ended December 31, 2012 and 2011

 19

Statements of Cash Flows for years ended December 31, 2012 and 2011

 20

Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011

 21

Notes to the Financial Statements

 22

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Insynergy Products, Inc.

Studio City, California

We have audited the accompanying balance sheets of Insynergy Products, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynergy Products, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered losses from operations since inception and its current cash flow is not enough to meet current needs.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 19 , 2013

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$67,860	$38,993
Inventory	120,573	-
Prepaid and other expenses	65,288	20,483
Total Current Assets	253,721	59,476

Deposit	10,610	10,610
Property and equipment, net	88,924	35,195
Total Assets	$353,255	$105,281

LIABILITIES AND STOCKHOLERS' EQUITY
Current Liabilities:
Accounts Payable	$82,747	$36,765
Other payable and accruals	48,468	1,600
Accrued compensation	591,376	265,200
Note payable	100,288	-
Accrued interest	15,750	-
Loan from Shareholders	5,470	5,470
Total Current Liabilities	844,099	309,035
Non-Current Liabilities:
Notes payable	17,500	107,500
Accrued interest	1,650	10,950
Total Liabilities	863,249	427,485
Stockholders' Equity (Deficit):
Common Stock par value $.001 300,000,000 shares authorized, 16,526,726 and 15,021,150 shares, issued, respectively	16,528	15,021
Additional paid in capital	2,802,597	2,271,751
Stock subscription receivable	-	(147,000)
Retained deficit	(3,329,119)	(2,461,976)
Total Stockholders' Deficit	(509,994)	(322,204)
Total Liabilities and Stockholders' Equity (Deficit)	$353,255	$105,281

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011
Revenues	$3,381	$-
Costs of goods sold	1,186	-
Gross margin	2,195	-

Operating Expenses:
Consulting	29,790	15,000
Officer compensation	326,250	270,000
Professional fees	113,564	84,762
General and administrative	407,858	1,892,889
Total operating expenses	877,462	2,262,651

Loss from operations	(875,267)	(2,262,651)

Other Income (Expense):
Interest expense	(7,653)	(6,145)
Gain on extinguishment of debt	15,777	-
Total other expense	8,124	(6,145)

Net Loss	$(867,143)	$(2,268,796)

Loss per Share, Basic & Diluted	$(0.06)	$(0.21)
Weighted Average Shares Outstanding	15,618,582	11,010,173
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional	Stock
	Shares	Amount	Paid-in-Capital	Subscription Receivable	Accumulated Deficit	Total
Balance, December 31, 2010	200,000	$200	$103,400	$-	$(193,180)	$(89,580)
Stock issued to officers	9,343,820	9,344	-	-	-	9,344
Stock issued for cash	950,000	950	381,050	(147,000)	-	235,000
Stock issued for services	4,527,330	4,527	1,787,156	-	-	1,791,683
Interest on officer loans	-	-	145	-	-	145
Net Loss for the year ended December 31, 2011	-	-	-	-	(2,268,796)	(2,268,796)
Balance, December 31, 2011	15,021,150	15,021	2,271,751	(147,000)	(2,461,976)	(322,204)
Cash received on subscription	-	-	-	147,000	-	147,000
Stock issued for cash	1,317,276	1,317	465,183	-	-	466,500
Stock issued for services	188,300	190	65,061	-	-	65,251
Interest on officer loans	-	-	602	-	-	602
Net Loss for the year ended December 31, 2012	-	-	-	-	(867,143)	(867,143)
Balance, December 31, 2012	16,526,726	$16,528	$2,802,597	-	$(3,329,119)	$(509,994)
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(867,143)	$(2,268,796)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	65,251	1,801,027
Depreciation	20,421	3,124
Contributed services - officers	-	-
Gain on extinguishment of debt	15,777
Interest expense on shareholder loan	602	145
Changes in Operating Assets and Liabilities:
Increase in prepaids	(44,805)	(20,095)
Increase in deposits	-	(10,610)
Increase in inventory	(120,573)	-
Increase in accounts payable	30,205	34,838
Increase in accrued expenses	373,044	265,200
Increase in interest payable	6,450	6,000
Net Cash (Used) in Operating Activities	(520,771)	(189,167)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(74,150)	(29,786)
Net Cash Used by Investing Activities	(74,150)	(29,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(24)
Proceeds from issuance of stock	613,500	235,000
Proceeds from loan from shareholders	-	10,332
Payments on loan from shareholders	-	(4,862)
Proceeds from notes payable	34,072	17,500
Payments on notes payable	(23,784)	-
Net Cash Provided by Financing Activities	623,788	257,946
Net Increase in Cash	28,867	38,993
Cash at Beginning of Period	38,993	-
Cash at End of Period	67,860	38,993
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

Franchise and Income Taxes	$1,600	$-

The accompanying notes are an integral part of these financial statements

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc. (formerly Insynergy, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010 to engage in Direct Response marketing that has the ability to take a product from the drawing board to the ultimate consumer via sales through television and/or retail. Direct Response marketing is a booming $300 billion per year business that has evolved during the past two decades from an entrepreneurial industry to one that now encompasses the marketing efforts of a vast majority of Fortune 500 companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which  present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented.

Development stage company

The Company is deemed to have exited the development stage at December 31, 2012 as it has began planned principle operations.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2012.

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

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012.

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

Furniture and fixtures     3 years

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2012.

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

There were no potentially dilutive shares outstanding as of December 31, 2012 and 2011.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2012 and 2011 advertising costs were $51,226 and $8,955, respectively.

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

Recently issued accounting pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In September 2011 Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit during its development stage of $3,329,119 at December 31, 2012 and had a net loss of $867,143 and net cash used in operating activities of $520,771 for year ended December 31, 2012.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of debt and equity financing.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FIXED ASSETS

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2012	December 31, 2011
Furniture Fixtures & Equipment	$109,186	$40,036
Leasehold improvements	5,000	-
Less: accumulated depreciation	(25,262)	(4,841)
Fixed assets, net	$88,924	$35,195

Depreciation expense

Depreciation expense for the years ended December 31, 2012 and 2011 was $20,421 and $3,124, respectively.

NOTE 5 – INVENTORY

As of December 31, 2012 and 2011, the Company has $120,573 and $0, respectively of finished goods inventory.

NOTE 6 – NOTES PAYABLE

The Company has three non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated February 3, 2010 and is for $90,000. The second note is dated April 5, 2011 and is for $10,000. The third note is dated September 1, 2011 and is for $7,500. The notes principle and interest are due three years from the date of issuance. As of December 31, 2012 total accrued interest on all three notes is $17,400.

As of December 31, 2012, the Company owes an individual $4,942. The loan accrues interest at 6% and is due on demand.

The Company also has a financing loan for its product liability insurance. The loan has a balance of $5,346 as of December 31, 2012, accrues interest at 7.75% and is due within one year.

The five year maturity of these loans is as follows:

Year ended December 31, 2013	$100,288
2014	17,500
Total Notes Payable	117,788
Less: Current Portion	100,288
Long Term Portion	$17,500

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space at 4705 Laurel Canyon Boulevard in Studio City, California. The Company signed a three year, three month lease starting December 1, 2011 for $5,000 per month. The lease required a deposit of $10,610 which was paid on November 1, 2011. Minimum future rental payments under the agreement are as follows:

Year	Amount
2013	$60,000
2014	55,000
$115,000

The Company is currently behind on its lease payments and is in the process of renegotiating the terms of the lease. As of December 31, 2012, the Company has recorded $30,000 in accrued rent.

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. As of December 31, 2012 the Company owed its CEO $5,470. For the year ended December 31, 2012 and 2011 the Company recognized $328 and $145, respectively, of interest expense on the loan. The expense was recorded as additional paid in capital. The loan is currently past due.

Free office space from its majority stockholder and Chief Executive Officer

The Company was been provided with office space for the majority of 2011, by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 1,000,000 shares of common stock with a par value of $0.001 per share.

The Company was incorporated on January 26, 2010 at which time 200,000 shares of common stock were issued to the Company’s two founders. No value was given to the stock issued by the newly formed Corporation.  Therefore, the shares were recorded to reflect the $.001 par value and $200 was charged to expense.

In February 2011, the Company increased its authorized shares of common stock to 300,000,000 shares at $ .001 par value.

During the year ended December 31, 2011, the Company issued 15,521,150 common shares. The Company issued 5,227,330 shares for services which resulted in an expense of $2,051,850 (fair market value $.3925/share). Fair market value was determined by taking the average share price for each cash-for-stock purchase in the period. The Company issued 9,343,820 shares at par value $.001 to its founding officers which resulted in an expense of $9,344. The shares issued to the officers were valued at par $.001 because the officers started the Company at inception. The Company issued 950,000 shares for $382,000 cash. At December 31, 2011 the company has a stock subscription receivable balance of $147,000, all of which was received in January and February of 2012. The Company canceled 700,000 shares that were issued in March of 2011. The cancelation resulted in a decrease in stock for services expense of $260,167.

During the year ended December 31, 2012, the Company issued 1,317,276 common shares for total cash proceeds of $466,500.

During the year ended December 31, 2012, the Company issued 188,300 common shares for services. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period and ranged from $0.34 to $0.37. The Company recorded a total expense of $65,251.

NOTE 10 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2012	2011
Deferred Tax Assets:
NOL Carryover	$298,300	$84,000
Related party accrual	2,100	69,500
Payroll accrual	213,300	-
Deferred tax liabilities:
Depreciation	200	-
Less valuation allowance	(513,900)	(153,500)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2012	2011
Book Income (loss)	$(338,200)	$(635,500)
Meals and entertainment	2,800	1,000
Depreciation	500	-
Other nondeductible expenses	37,400	504,500
Accrued payroll	109,900	69,500
Valuation allowance	187,600	60,500
	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $765,000 that may be offset against future taxable income from the year 2012 to 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist other than those listed below.

Subsequent to December 31, 2012, the Company entered into three new licensing agreements with various third parties. Each agreement provides the Company with the exclusive rights to market and sell a new product. Each agreement is for an initial two year term with automatic one year renewals if the terms of the agreement are met. Terms require the Company to meet minimum number of units sold and/or royalty payments.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last fiscal year.

Item 9A.  CONTROLS AND PROCEDURES

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position
Sanford Lang	67	Chief Executive Officer, Director & Chairman
Martin Goldrod	71	Chief Financial Officer, Director, President, & COO

Sanford Lang is a co-founder of Insynergy and has served as its Chief Executive Officer and as Chairman of its Board of Directors from January 2010 when the company was incorporated, to the present.  From January 2007 to October 2009, Mr. Lang was President of Xstatic Corporation, a company involved in the development, marketing and sale of retail products designed to improve strength, balance and flexibility.  Mr. Lang was responsible for planning and implementation of all marketing for products, including the scripting and shooting of video campaigns for the Products. Mr. Lang was previously for approximately 30 years an executive in the movie industry.

Martin Goldrod is a co-founder of Insynergy, and has served as its President and Chief Operating Officer, as well as on the Board of Directors, from January 2010 when the company was incorporated, to the present. From January 2007 to October 2009, Mr. Goldrod was Vice President of Xstatic Corporation, a company involved in the development, marketing and sale of retail products designed to improve strength, balance and flexibility.  Mr. Goldrod was responsible for accounting and budgeting for Xstatic Corporation.  Mr. Goldrod has an Associate of Arts degree from City College of San Francisco along with a certificate in Financial Planning from UCLA Extension.

Involvement in Certain Legal Proceedings

None of our officer nor directors, promoters or control persons have been involved in the past ten years in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees: Audit Committee Financial Expert

The Company does not currently have an Audit Committee.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Sanford Lang CEO	2012 2011	$29,200 $15,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Martin Goldrod, President, COO & CFO	2012 2011	$21,500 $2,300	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

(1) Deferred Compensation is salary that has been earned but not yet paid to officers due to the limited resources of the Company. Deferred Compensation was $315,800 due to Sandy Land and $156,200 due to Marty Goldrod as of 12/31/12.

Employment Agreements

We have separate employment agreements with our two principle officers as follows:

The Company has entered into a five year employment contract with Sanford (Sandy) Lang, providing for his services as Chief Executive Officer of the Company.  The employment Agreement provides for a salary of $180,000 per year, and for additional bonus compensation each year at the discretion of the Board of Directors.  It also provides for a car allowance of $900 per month, reimbursement for all business expenses, and for participation in all employee benefit programs offered to other employees from time to time to other employees of the Company. As of December 31, 2012 the Company had accrued compensation due to Mr. Lang of $315,800.

The Company has entered into a five year employment contract with Martin (Marty) Goldrod, providing for his services as President and Chief Operating Officer of the Company.  The employment Agreement provides for a salary of $90,000 per year, and for additional bonus compensation each year at the discretion of the Board of Directors.  It also provides for reimbursement for all business expenses, and for participation in all employee benefit programs offered to other employees from time to time to other employees of the Company. As of December 31, 2012 the Company had accrued compensation due to Mr. Lang of $156,200.

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Sanford Lang	$0	$0	$0	$0	$0	$0	$0
Martin Goldrod	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2012, with respect to the beneficial ownership (1) of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) the Company’s executive officer and directors; and (iii) the Company’s directors and executive officer as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Insynergy Products Inc., 4705 Laurel Canyon Blvd., Suite 205, Studio City, CA 91607.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	8,101,320	49.020%
Common Stock	Martin Goldrod	1,442,500	8.728%
Common Stock	Shares of directors and executive officers as a group		57.748%

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. No shares that are beneficially held by beneficial owners or management are attributable to any convertible securities, option or warrant, as there are none outstanding, unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

Related Party Transactions

Free office space from its majority stockholder and Chief Executive Officer

The Company was provided office space by its majority stockholder and Chief Executive Officer at no cost, from January 2010 to November 2011. The management determined that such cost was nominal and did not recognize the rent expense in its financial statements.

Director Independence

At this time the Company does not have a policy that its directors or a majority be independent of management.  The Company has at this time only two directors. It is the intention of the Company to implement a policy in the future that a majority of the Board member be independent of the Company’s management as the members of the board of director’s increases after implementation of the Company’s business plan. A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with the Company or its affiliates or any member of senior management of the Company or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with the Company, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

The Company does not currently have an Audit Committee.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and registration statement is approximately $35,000 for fiscal year 2012 and $16,000 for fiscal year 2011 all of which related to the review and audit of Company's financial statements..

Tax Fees

No fees were paid for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the accountant for any other services.

PART IV

Item 15:  Exhibits

Table of Contents

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer
32.2	Section 906 Certification by the Corporation’s Principal Financial Officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2013

Insynergy Products, Inc

By:	/S/ Sandford Lang
Sandford Lang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Sandford Lang Sandford Lang	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	March 19,2013

/S/Martin Goldrod Martin Goldrod	President, Chief Financial Officer, COO and director (Principal Financial and Accounting Officer)	March 19,2013