Form 10-Q
period 2013-03-31
Insynergy Products, Inc
filed 2013-05-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2013

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  333-179262

INSYNERGY PRODUCTS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4705 Laurel Canyon Blvd. Suite 205 Studio City, CA	91607
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)..  Yes  []        No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 10, 2013, the issuer had 17,383,706 shares of its common stock issued and outstanding.

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012

4

Statements of Operations for the Three Months ended March 31, 2013 and 2012

(unaudited)

5

Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012

 (unaudited)

6

Notes to the Financial Statements (unaudited)

7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets:
Cash	$7,260	$67,860
Inventory	116,280	120,573
Prepaid and other expenses	58,550	65,288
Total Current Assets	182,090	253,721

Deposit	10,610	10,610
Property and equipment, net	78,257	88,924
Total Assets	$270,957	$353,255

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$89,415	$82,747
Other payable and accruals	19,894	48,468
Accrued compensation	703,876	591,376
Notes payable	122,101	100,288
Accrued interest	17,613	15,750
Loans from shareholders	570	5,470
Total Current Liabilities	953,469	844,099
Non-Current Liabilities:
Notes payable	17,500	17,500
Accrued interest	1,400	1,650
Total Liabilities	972,369	863,249
Stockholders' Equity (Deficit):
Common Stock par value $.001 300,000,000 shares authorized, 17,133,706 and 16,526,726 shares, issued, respectively	17,135	16,528
Additional paid in capital	3,105,605	2,802,597
Retained deficit	(3,824,152)	(3,329,119)
Total Stockholders' Equity (Deficit)	(701,412)	(509,994)
Total Liabilities and Stockholders' Equity (Deficit)	$270,957	$353,255

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues	$7,268	$-
Costs of goods sold	4,293	-
Gross margin	2,975	-

Operating Expenses:
Consulting	-	18,750
Officer compensation	86,250	67,500
Professional fees	269,840	28,610
General and administrative	148,028	64,826
Total operating expenses	504,118	179,686

Loss from operations	(501,143)	(179,686)

Other Income (Expense):
Interest expense	(1,820)	(1,773)
Gain on extinguishment of debt	7,930	-
Total other expense	6,110	(1,773)

Net Loss	$(495,033)	$(181,459)

Loss per Share, Basic & Diluted	$(0.03)	$(0.01)
Weighted Average Shares Outstanding	16,611,723	15,085,620
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(495,033)	$(181,459)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	264,210	-
Depreciation	10,667	2,608
Gain on extinguishment of debt	(7,930)	-
Interest expense on shareholder loan	124	82
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids & other assets	20,948	(6,950)
Decrease in inventory	4,293	-
Increase in accounts payable	6,668	10,560
Increase in accrued expenses	1,427	66,750
Increase in accrued interest	1,613	1,691
Increase in accrued salary	112,500	-
Net Cash (Used) in Operating Activities	(80,513)	(106,718)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(48,650)
Net Cash Used by Investing Activities	-	(48,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,000	177,500
Payments on loan from shareholders	(4,900)	-
Proceeds from notes payable	25,000	14,067
Payments on notes payable	(3,187)	-
Net Cash Provided by Financing Activities	19,913	191,567
Net Increase (decrease) in Cash	(60,600)	36,199
Cash at Beginning of Period	67,860	38,993
Cash at End of Period	$7,260	$75,192
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$83	$-
Franchise and Income Taxes	$-	$-

Supplemental disclosure of non cash activities:
Stock issued for accrued rent	$30,000	$-
Stock issued for prepaid rent	$14,210	$-

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2012 included on the Company’s Form 10-K. The results of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2013.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013.

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

Leasehold improvements   5 years

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2013.

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

There were no potentially dilutive shares outstanding as of March 31, 2013 and December 31, 2012.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit as of March 31, 2013 of $3,824,152, a working capital deficit of $771,379 and incurred a net loss of $495,033 for the three months ended March 31, 2013.

While the Company has commenced operations and is generating revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of debt and equity financing.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FIXED ASSETS

Furniture fixtures and equipment, stated at cost, less accumulated depreciation consists of the following at:

	March 31, 2013	December 31, 2012
Furniture Fixtures & Equipment	$109,186	$109,186
Leasehold improvements	5,000	5,000
Less: accumulated depreciation	(35,929)	(25,262)
Fixed assets, net	$78,257	$88,924

Depreciation expense

Depreciation expense for the three months ended March 31, 2013 and March 31, 2012 was $10,667 and $2,608, respectively.

NOTE 5 – INVENTORY

As of March 31, 2013 and December 31, 2012, the Company has $116,280 and $120,573, respectively of finished goods inventory.

NOTE 6 – NOTES PAYABLE

The Company has three non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated February 3, 2010 and is for $90,000. The second note is dated April 5, 2011 and is for $10,000. The third note is dated September 1, 2011 and is for $7,500.  The notes principle and interest are due three years from the date of issuance. The due date for the note dated February 3, 2010 was extended to December 31, 2013. As of March 31, 2013 total accrued interest on all three notes is $19,013.

On March 6, 2013, an individual advanced the Company $25,000 for a short term loan. The loan accrues interest at 6% and is due on demand. The interest expense will be recorded as additional paid in capital.

As of March 31, 2013, the Company owed an individual $4,942. The loan accrues interest at 6% and is due on demand. The interest expense is recorded as additional paid in capital.

The Company also has a financing loan for its product liability insurance. As of March 31, 2013 and December 31, 2012 the loan has a balance of $2,159 and $5,346, respectively, accrues interest at 7.75% and is due within one year.

The five year maturity of these loans is as follows:

Year ended December 31, 2013	$122,101
2014	17,500
Total Notes Payable	139,601
Less: Current Portion	122,101
Long Term Portion	$17,500

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space at 4705 Laurel Canyon Boulevard in Studio City, California. The Company signed a three year, three month lease starting December 1, 2011 for $5,000 per month. The lease required a deposit of $10,610 which was paid on November 1, 2011.

During the quarter ended March 31, 2013, management negotiated a settlement with the lease holder to satisfy all past due and future lease payments through June 30, 2013. The terms of the agreement allowed for the Company to issue the lease holder 100,980 shares of common stock at $0.50 per share. The issuance of the stock relieved the Company of all past due amounts and paid its rent through June 30, 2013, which resulted in a gain on extinguishment of debt of $7,930.

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. As of December 31, 2012 the Company owed its CEO $5,470. During the three months ended March 31, 2013 the Company repaid $4,900 on the loan balance. For the period end March 31, 2013 and December 31, 2012 the Company recognized $51 and $328, respectively, of interest expense on the loan. The expense was recorded as additional paid in capital.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On or about March 31, 2013, the Company issued 6,000 common shares for total cash proceeds of $3,000.

During the quarter ended March 31, 2013, the Company issued 500,000 shares of common stock for services. The shares were valued at $0.50 per share for a total expense of $250,000. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period.

During the quarter ended March 31, 2013, the Company issued 100,980 shares of common stock for accrued rent, current period rent expense and prepaid rent (see Note 7).

NOTE 10 – SIGNIFICANT EVENTS

During the quarter ended March 31, 2013, the Company entered into three new licensing agreements with various third parties. Each agreement provides the Company with the exclusive rights to market and sell a new product. Each agreement is for an initial two year term with automatic one year renewals if the terms of the agreement are met. Terms require the Company to meet minimum number of units sold and/or royalty payments.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist other than those listed below.

Subsequent to March 31, 2013, the Company entered into a new licensing agreement with a third party. The agreement provides the Company with the exclusive rights to market and sell a new product. The agreement is for an initial two year term with automatic one year renewals if the terms of the agreement are met. Terms require the Company to meet minimum number of units sold and/or royalty payments.

Subsequent to March 31, 2013, the Company issued 250,000 shares of common stock to an officer, for accrued stock compensation, as required per the terms of the officer’s employment agreement and the Board Resolution dated April 2, 2012. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the applicable period of accrual. The price ranged from $0.34 to $0.50 for a total expense of $96,690.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations". We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors".

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

We have a License Agreement for the Kruncher covering World Wide rights through the term of the License Agreement, giving us the exclusive Worldwide right to advertise, promote, market, manufacturer, distribute, sell and exploit the product in any and all media, means, markets and channels of trade and distribution. The initial term  may be renewed annually provided a minimum number of units are sold at a minimum price over each period. The minimum domestic price is $20.  Management believes the Company’s net profit may range up to 50%, but there is of course no assurance that the product will be successful or produce significant profits.

The second product to be released by Insynergy is a patented fitness product called Spidercore which was invented by a medical doctor who developed it because he was not satisfied with the physical therapy he was receiving after back surgery and felt he could develop a better protocol.  It will come with a basic workout DVD.   Additional DVD’s will be available for more advanced workouts.

Our exclusive License Agreement gives us worldwide rights to advertise, promote, market, manufacture, distribute, sell and/or exploit the Product in any and all media, means and markets and all channels of trade and distribution now known or hereafter devised.  The term extends through October 16, 2017 provided that a minimum number of units have been sold by October 16, 2014 and that a minimum number of units are sold year 3, year 4 and year 5.

Results of Operation for the Three Months Ended March 31, 2013 and 2012

Revenues

The Company recorded its first revenue in the fourth quarter of 2012.  During the three months ended March 31, 2013 the Company recorded revenues of $7,268. Cost of goods sold was $4,293 for a gross margin of $2,975.

Operating Expenses

For the three months ended March 31, 2013, the Company did not incur any consulting expense compared to $18,750 for the same period in the prior year. The decrease is the result of the consultant from the prior year becoming an employee for which his services are now charged to compensation expense. As a result of this change officer compensation increased $18,750 to $86,250 for the three months ended March 31, 2013 from $67,500 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, the Company incurred $269,840 in professional fees compared to $28,610 in the prior period. The increase is due to increased fees related to quarterly SEC filing requirements as well as stock issued for services in the amount of $250,000.

For the three months ended March 31, 2013, the Company incurred $148,028 in general and administrative expense as compared to $93,436 for the same period in the prior year, an increase of $54,592, or 58%. The increase can be attributed to a general increase in costs in conjunction with the increased business activities.

For the three months ended March 31, 2013, the Company recorded a net loss of $495,033 as compared to a net loss of $181,459 in the prior period, a $313,574, or 173% increase. The large increase can be mostly contributed to the expense recorded for stock issued for services as well as the increase in general and administrative expenses.

Liquidity and Capital Resources

During the three months ended March 31, 2013, net cash used by operating activities was $80,513 compared to $106,718 for the same period in the prior year.

Net cash flows from financing activities for the three months ended March 31, 2013 were $19,913 compared to $191,567 for the three months ended March 31, 2012.

Going Concern

 We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations while it was in the development stage as a result of its investment in leasehold fixtures and equipment necessary to implement its business plan, its funding of staff who have undertaken to set up the various contractual relationships with third party contractors, and the incurrence of other operating expenses. The Company has an accumulated deficit of $3,824,152 as of March 31, 2013 and had a net loss of $495,033 for the three months ended March 31, 2013. The Company is dependent on obtaining additional working capital in order to continue to implement its business plan and initiate its first product campaign, and the source, availability and terms for such additional capital are uncertain at this date. If such additional capital is not obtained, and/or if the products selected for marketing prove to be unsuccessful, the Company may fail and be unable to continue as a going concern.

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

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended  March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Our two principle Executive Officers in the aggregate own 54.9% of our outstanding Common Stock and Control the Company

Our two Principle Executive Officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 54.9% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2013 the Company issued 6,000 shares of common stock for $3,000 cash. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mining Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

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

INSYNERGY PRODUCTS, INC. (formerly INSYNERGY, INC.)

Dated: May 14 , 2013	By: /s/ Sanford Lang Sanford Lang, Chief Executive Officer (Principal Executive Officer)