Form 10-Q
period 2013-06-30
Insynergy Products, Inc
filed 2013-08-13
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2013, the issuer had 18,410,406 shares of its common stock issued and outstanding.

i

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012

2

Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012 (unaudited)

3

Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 (unaudited)

4

Notes to the Financial Statements (unaudited)

5

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets:
Cash	$14,751	$67,860
Inventory	103,132	120,573
Prepaid and other expenses	75,322	65,288
Total Current Assets	193,205	253,721

Deposit	10,610	10,610
Property and equipment, net	80,129	88,924
Total Assets	$283,944	$353,255

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$98,689	$82,747
Other payable and accruals	20,739	48,468
Accrued compensation	85,600	591,376
Notes payable	133,624	100,288
Accrued interest	2,676	15,750
Loans from shareholders	-	5,470
Total Current Liabilities	341,328	844,099
Non-Current Liabilities:
Notes payable	7,500	17,500
Accrued interest	714	1,650
Total Liabilities	349,542	863,249
Stockholders' Equity (Deficit):
Common stock par value $.001 300,000,000 shares authorized, 17,597,906 and 16,526,726 shares, issued, respectively	17,912	16,528
Additional paid in capital	3,900,108	2,802,597
Retained deficit	(3,983,618)	(3,329,119)
Total Stockholders' Equity (Deficit)	(65,598)	(509,994)
Total Liabilities and Stockholders' Equity (Deficit)	$283,944	$353,255

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Revenues	$13,808	$-	$6,540	$-
Costs of goods sold	17,442	-	13,149	-
Gross margin	(3,634)	-	(6,609)	-

Operating Expenses:
Consulting	-	19,990	-	1,240
Officer compensation	147,500	135,000	61,250	67,500
Professional fees	293,005	-	23,165	-
General and administrative	326,556	260,161	178,528	166,725
Total operating expenses	767,061	415,151	262,943	235,465

Loss from operations	(770,695)	(415,151)	(269,552)	(235,465)

Other Income (Expense):
Interest expense	(4,666)	(3,652)	(2,846)	(1,879)
Gain on extinguishment of debt	120,862	-	112,932	-
Total other income (expense)	116,196	(3,652)	110,086	(1,879)

Net Loss	$(654,499)	$(418,803)	$(159,466)	$(237,344)

Loss per Share, Basic & Diluted	$(0.04)	$(0.03)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	17,061,330	15,121,946	17,505,996	15,158,052
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(654,499)	$(418,803)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	287,679	25,080
Depreciation	19,395	5,216
Gain on extinguishment of debt	(120,862)	-
Inventory impairment	11,459	-
Contributed services	32,963	-
Interest expense on shareholder loan	200	164
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids & other assets	17,155	(9,508)
Decrease in inventory	5,982	-
Increase in accounts payable	15,941	44,023
Increase in accrued expenses	2,271	160,022
Increase in accrued interest	3,990	3,225
Increase in accrued salary	124,950	-
Net Cash Used in Operating Activities	(253,376)	(190,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,600)	(48,650)
Net Cash Used by Investing Activities	(10,600)	(48,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	103,000	297,500
Payments on loan from shareholders	(5,470)	-
Proceeds from notes payable	127,407	14,067
Payments on notes payable	(14,070)	(6,165)
Net Cash Provided by Financing Activities	210,867	305,402
Net Increase (decrease) in Cash	(53,109)	66,171
Cash at Beginning of Period	67,860	38,993
Cash at End of Period	$14,751	$105,164
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$184
Franchise and Income Taxes	$-	$-

Supplemental disclosure of non cash activities:
Forgiveness of related party debt	$539,000	$-

Stock issued for accrued rent	$30,000	$-
Stock issued for prepaid rent	$19,260	$-
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2012 included on the Company’s Form 10-K. The results of the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended June 30, 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit as of June 30, 2013 of $3,983,618, a working capital deficit of $148,123 and incurred a net loss of $654,499 for the six months ended June 30, 2013.

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

NOTE 4 – INVENTORY

As of June 30, 2013 and December 31, 2012, the Company has $103,132 and $120,573, respectively of finished goods inventory.

During the quarter ended June 30, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production of two of its initial products, including The Kruncher. It will however continue to attempt to sell its current inventory of those products. In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less any costs incurred to sell those assets. As of June 30, 2013, the Company has written off $11,459 of its inventory to cost of goods as it anticipates having to sell it at below cost.

NOTE 5 – NOTES PAYABLE

The Company has two non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated April 5, 2011 and is for $10,000. The second note is dated September 1, 2011 and is for $7,500.  The notes principle and interest are due three years from the date of issuance. As of June 30, 2013 total accrued interest on the notes is $2,178.

On June 12, 2013, a third non-collateral notes payable dated February 3, 2010 for $90,000, plus $18,000 of accrued interest was forgiven by the note holder. As a result the Company has recorded a $108,000 gain on forgiveness of debt.

During the period ended June 30, 2013, an individual advanced the Company $87,500 for a short term loan. The loan accrues interest at 6% and is due on demand. As of June 30, 2013 total accrued interest on the loan is $1,090.

On May 24, 2013, an individual advanced the Company $20,000 for a short term loan. The loan accrues interest at 6% and is due on demand. As of June 30, 2013 total accrued interest on the notes is $122.

As of June 30, 2013, the Company owed an individual $4,942. The loan accrues interest at 6% and is due on demand. The interest expense is recorded as additional paid in capital.

The Company also has a financing loan for its product liability insurance. As of June 30, 2013 and December 31, 2012 the loan has a balance of $11,183 and $5,346, respectively, bears interest at 7.75% and is due within one year.

The five year maturity of these loans is as follows:

Year ended December 31, 2013	$133,624
2014	7,500
Total Notes Payable	141,124
Less: Current Portion	133,624
Long Term Portion	$7,500

NOTE 6 – COMMITMENTS & CONTIGENCIES

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

During the quarter ended June 30, 2013, management agreed to issue the lease holder 64,200 shares of common stock at $0.30 per share in order to pay for the lease payments from July 1, 2013 through September 30, 2013. As of June 30, 2013 $19,260 has been recorded to prepaid rent expense.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. As of December 31, 2012 the Company owed its CEO $5,470. During the six months ended June 30, 2013 the Company repaid the loan in full. For the period end June 30, 2013 and December 31, 2012 the Company recognized $52 and $328, respectively, of interest expense on the loan. The expense was recorded as additional paid in capital.

On or about June 7, 2013, two of the three officers of the Company agreed to forgive all of their accrued compensation. As a result the Company recorded $539,000 to additional paid in capital.

In April 2013, the Company issued 250,000 shares of common stock to an officer, for accrued stock compensation, as required per the terms of the officer’s employment agreement and the Board Resolution dated April 2, 2012. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the applicable period of accrual. The price ranged from $0.34 to $0.50 for a total expense of $86,793.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the period ended June 30, 2013, the Company issued 406,000 common shares for total cash proceeds of $103,000.

During the period ended June 30, 2013, the Company issued 500,000 shares of common stock for services. The shares were valued at $0.50 per share for a total expense of $250,000. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period.

During the period ended June 30, 2013, the Company issued 165,180 shares of common stock for accrued rent, current period rent expense and prepaid rent (see Note 6).

NOTE 9 – SIGNIFICANT EVENTS

During the quarter ended June 30, 2013, the Company entered into five new licensing agreements with various third parties. Each agreement provides the Company with the exclusive rights to market and sell a new product. Each agreement is for an initial two year term with automatic one year renewals if the terms of the agreement are met. Terms require the Company to meet minimum number of units sold and/or royalty payments.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist other than those listed below.

Subsequent to June 30, 2013, the Company entered into a new licensing agreement with a third party. The agreement provides the Company with the exclusive rights to market and sell a new product. The agreement is for an initial two year term with automatic one year renewals if the terms of the agreement are met. Terms require the Company to meet minimum number of units sold and/or royalty payments.

Subsequent to June 30, 2013, the Company sold 500,000 shares of common stock to an investor for $125,000.

-8--

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

Our Company selects products invented by others for use in a Direct Marketing Program, but we also develop our own products for sale as well.  We will analyze each product presented to us to see if it looks like it would be an attractive candidate for a direct marketing campaign.   We will look for products which satisfy a specific need that can be concretely presented in the infomercial,  lend themselves to generation of a call for action motivation in the target audience, provide for a substantial markup on the sales price over their cost (typically somewhere in the realm of a 5 to 1 markup), have a lower range target price in order to encourage immediate discretionary purchase, and  have  anticipated staying power as a useful product which the Company can sell over and over again.

We will license products from the inventor or owner of the product, with license fees paid on collected revenue from the sales of the product, net of returns and allowances.  Typical license fees run between 2% and 4% of net sales for sales generated over television, and if the Company is able to then take the product for distribution to traditional brick and mortar outlets for further sales, an increased license fee of between 4% and 6% is typically paid.  The license rights run for typically between 24 and 36 months, and are generally renewable. Products may or may not have patent protection, copyright protection, and/or trademark protection.

Initial Products to Be Marketed

The Company has a variety of products which have been presented to it and are available for it to license and use in its initial Direct Response Marketing activities.  Two of the current products selected are in the area of fitness and we have executed licensing agreements for both products.

One product is a fitness product called the Best Ball.  The Best Ball is a 65cm rubber gym ball which provides progressive stability and progressive resistance.  Using it may increase core strength, balance and flexibility.  A workout DVD and pump will be included in the package.

We have a License Agreement for the Best Ball covering World Wide rights through the term of the License Agreement, giving us the exclusive Worldwide right to advertise, promote, market, manufacturer, distribute, sell and exploit the product in any and all media, means, markets and channels of trade and distribution. The initial term  may be renewed annually provided a minimum number of units are sold at a minimum price over each period.  Management believes the Company’s net profit may range up to 40%, but there is of course no assurance that the product will be successful or produce significant profits.

The other product to be released by Insynergy is a patented fitness product called Spidercore which was invented by a medical doctor who developed it because he was not satisfied with the physical therapy he was receiving after back surgery and felt he could develop a better protocol.  It will come with a basic workout DVD.   Additional DVD’s will be available for more advanced workouts.

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

The first product marketed by Insynergy was The Kruncher, a fitness product designed to concentrate on the abs.  The television spot was tested and changed several times with different offers to purchase the product but was not financially successful.  Management determined that due to the lack of financial success it would be in the best interest of the Company not to continue and the Agreement was terminated.  Although never released or marketed to the public, the Agreement for the Xsize sandal was also terminated due to a lack of interest by retail and to the enormous costs of marketing and production to continue with this project. Insynergy has since contracted for other products with a much higher potential return on investment.

-10--

Results of Operation for the Three Months Ended June 30, 2013 and 2012

Revenues

The Company recorded its first revenue in the fourth quarter of 2012.  During the three months ended June 30, 2013 the Company recorded revenues of $6,540. Cost of goods sold was $13,149, which included $11,459 of impairment expense for the write down of inventory. The Company determined that it was in its best interest to no longer pursue the marketing and production of two of its initial products, including The Kruncher. The Company anticipates having to sell the current inventory at 10% below cost.

Operating Expenses

For the three months ended June 30, 2013, the Company did not incur any consulting expense compared to $1,240 for the same period in the prior year. The decrease is the result of the consultant from the prior year becoming an employee for which his services are now charged to compensation expense; however, there was a decrease in compensation expense during the quarter as a result of the officers transitioning from accruing compensation with sporadic cash payments to the use of a payroll service provider. During this period the officers agreed to not receive the full salaries that had been accruing in the past.

For the three months ended June 30, 2013, the Company incurred $23,165 in professional fees compared to $0 in the prior period. The increase is due to increased fees related to quarterly SEC filing requirements as well as stock issued for services in the amount of $5,729.

For the three months ended June 30, 2013, the Company incurred $178,528 in general and administrative expense as compared to $166,725 for the same period in the prior year, a decrease of $11,803.

For the three months ended June 30, 2013, the Company recorded a net loss of $159,466 as compared to a net loss of $237,344 in the prior period, a $77,878, or 33% decrease. The decrease can be attributed mainly to a gain of $112,932 on the settlement of debt.

Results of Operation for the Six Months Ended June 30, 2013 and 2012

Revenues

The Company recorded its first revenue in the fourth quarter of 2012.  During the six months ended June 30, 2013 the Company recorded revenues of $13,808. Cost of goods sold was $17,442, which included $11,459 of impairment expense for the write down of inventory. The Company determined that it was in its best interest to no longer pursue the marketing and production of two of its initial products, including The Kruncher. The Company anticipates having to sell the current inventory at 10% below cost.

Operating Expenses

For the six months ended June 30, 2013, the Company did not incur any consulting expense compared to $19,990 for the same period in the prior year. The decrease is the result of the consultant from the prior year becoming an employee for which his services are now charged to compensation expense; however, there was a decrease in compensation expense during the period as a result of the officers transitioning from accruing compensation with sporadic cash payments to the use of a payroll service provider. During this period the officers agreed to not receive the full salaries that had been accruing in the past.

For the six months ended June 30, 2013, the Company incurred $293,005 in professional fees compared to $0 in the prior period. The increase is due to increased fees related to quarterly SEC filing requirements as well as stock issued for legal services in the amount of $250,000.

For the six months ended June 30, 2013, the Company incurred $326,556 in general and administrative expense as compared to $260,161 for the same period in the prior year, an increase of $66,395, or 25.5%. The increase can be attributed to a general increase in costs in conjunction with the increased business activities.

For the six months ended June 30, 2013, the Company recorded a net loss of $654,499 as compared to a net loss of $418,803 in the prior period, a $235,696, or 56% increase. The large increase can be mostly contributed to the expense recorded for professional fees including stock issued for services as well as the increase in certain general and administrative expenses.

 Liquidity and Capital Resources

During the six months ended June 30, 2013, net cash used by operating activities was $253,376 compared to $190,581 for the same period in the prior year.

Net cash flows from financing activities for the six months ended June 30, 2013 were $210,867 compared to $305,402 for the six months ended June 30, 2012.

Going Concern

 We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations as a result of its investment in leasehold fixtures and equipment necessary to implement its business plan, its funding of staff who have undertaken to set up the various contractual relationships with third party contractors, and the incurrence of other operating expenses. The Company has an accumulated deficit of $3,983,618 as of June 30, 2013 and had a net loss of $654,499 for the six months ended June 30, 2013. The Company is dependent on obtaining additional working capital in order to continue to implement its business plan and its product campaign, and the source, availability and terms for such additional capital are uncertain at this date. If such additional capital is not obtained, and/or if the products selected for marketing prove to be unsuccessful, the Company may fail and be unable to continue as a going concern.

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

 Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended  June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

We are dependent upon external financing to fund our ongoing operations and implement our business plan

Currently, we are dependent upon external financing to fund our operations.  We project that the Company will need over the next 12 months approximately $1,000,000 in additional working capital to meet short term liquidity requirements.  Of this sum, approximately $50,000 is estimated to be required to fund our public reporting requirements. It is imperative that we obtain this external financing to finance ongoing operations. We currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available or available on commercially reasonable terms.

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

Our two principle Executive Officers in the aggregate own 51.8% of our outstanding Common Stock and Control the Company

Our two Principle Executive Officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 51.8% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2013 the Company issued 406,000 shares of common stock for $103,000 cash. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mining Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC. (formerly INSYNERGY, INC.)

Dated: August 13 , 2013	By: /s/ Sanford Lang Sanford Lang, Chief Executive Officer (Principal Executive Officer)