Form 10-K/A
period 2012-12-31
Insynergy Products, Inc
filed 2013-10-02
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[ x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-179262

Insynergy Products, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [ ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [x]

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

Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At September 30, 2013, there were 18,410,406 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this annual report for the year ended December 31, 2012 to clearly disclose the conclusions of our management regarding the effectiveness of our controls and procedures.   Other than the changes in Item 9A, the disclosures in this amended report are as of the initial filing date of March 20, 2013 and this report does not include subsequent events.

PART II

Item 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the year ended December 31, 2012.

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

PART IV

Item 15  Exhibits

Exhibit Number	Description
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer
32.1*	Section 906 Certification by the Corporation’s Principal Executive Officer (Filed March 20, 2013)
32.2*	Section 906 Certification by the Corporation’s Principal Financial Officer (Filed March 20, 2013)
101.INS*	XBRL INSTANCE DOCUMENT (Filed March 20, 2013)
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA (Filed March 20, 2013)
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (Filed March 20, 2013)
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (Filed March 20, 2013)
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE (Filed March 20, 2013)
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (Filed March 20, 2013)

*	Previously filed on Form 10-K, March 20, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Insynergy Products, Inc

By:	/s/Sandford Lang
Sandford Lang
Chief Executive Officer

Date: October 2, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandford Lang Sandford Lang	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	October 2, 2013

/s/ Martin Goldrod Martin Goldrod	President, Chief Financial Officer, COO and Director (Principal Financial and Accounting Officer)	October 2, 2013

3