Form 10-Q/A
period 2013-03-31
Insynergy Products, Inc
filed 2013-10-02
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐   No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2013, the issuer had 18,410,406 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this quarterly report for the period ended March 31, 2013 to clearly disclose the conclusions of our management regarding the effectiveness of our controls and procedures.   Other than the changes in Item 4, the disclosures in this amended report are as of the initial filing date of May 14, 2013 and this report does not include subsequent events.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2013.

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

PART II - OTHER INFORMATION

 Item 6. Exhibits

Part I Exhibits

No.	Description
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed May 14, 2013)

101.INS*	XBRL Instance Document (Filed May 14, 2013)
101.SCH*	XBRL Taxonomy Extension Schema Document (Filed May 14, 2013)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (Filed May 14, 2013)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (Filed May 14, 2013)
101.LAB*	XBRL Taxonomy Label Linkbase Document (Filed May 14, 2013)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (Filed May 14, 2013)

*	Previously filed on Form 10-Q on May 14, 2013

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC. (formerly INSYNERGY, INC.)

Dated: October 2, 2013	By:/s/Sanford Lang Sanford Lang Chief Executive Officer (Principal Executive Officer)

3