Form 10-Q/A
period 2013-06-30
Insynergy Products, Inc
filed 2013-10-02
CIK 1539850

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

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this quarterly report for the period ended June 30, 2013 to clearly disclose the conclusions of our management regarding the effectiveness of our controls and procedures.   Other than the changes in Item 4, the disclosures in this amended report are as of the initial filing date of August 13, 2013 and this report does not include subsequent events.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended June 30, 2013.

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

2

PART II – OTHER INFORMATION

Item 6. Exhibits

Part I Exhibits

No.	Description
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed August 13, 2013)

101.INS*	XBRL Instance Document (Filed August 13, 2013)
101.SCH*	XBRL Taxonomy Extension Schema Document (Filed August 13, 2013)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (Filed August 13, 2013)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (Filed August 13, 2013)
101.LAB*	XBRL Taxonomy Label Linkbase Document (Filed August 13, 2013)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (Filed August 13, 2013)

*	Previously filed on Form 10-Q on May 14, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC. (formerly INSYNERGY, INC.)

Dated: October 2, 2013	By:/s/Sanford Lang Sanford Lang Chief Executive Officer (Principal Executive Officer)

3