Form 10-Q
period 2013-09-30
Insynergy Products, Inc
filed 2013-11-12
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  0-54892

INSYNERGY PRODUCTS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4705 Laurel Canyon Blvd. Suite 205 Studio City, CA	91607
(Address of Principal Executive Offices)	(Zip Code)

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

  Yes  [  ]        No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 7, 2013, the issuer had 19,420,406 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4
Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012 (unaudited)	5
Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 (unaudited)	6
Notes to the Financial Statements (unaudited)	7-10

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets:
Cash	$17,542	$67,860
Inventory	14,919	120,573
Prepaid and other expenses	66,553	65,288
Total Current Assets	99,014	253,721

Deposit	10,610	10,610
Property and equipment, net	68,279	88,924
Total Assets	$177,903	$353,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$92,856	$82,747
Other payable and accruals	20,841	48,468
Accrued compensation	91,033	591,376
Notes payable	317,334	100,288
Accrued interest	6,251	15,750
Loans from shareholders	-	5,470
Total Current Liabilities	528,315	844,099
Non-Current Liabilities:
Notes payable	-	17,500
Accrued interest	-	1,650
Total Liabilities	528,315	863,249
Stockholders' Equity (Deficit):
Common stock par value $.001 300,000,000 shares authorized, 18,410,406 and 16,526,726 shares, issued, respectively	18,415	16,528
Additional paid in capital	4,024,683	2,802,597
Retained deficit	(4,393,510)	(3,329,119)
Total Stockholders' Equity (Deficit)	(350,412)	(509,994)
Total Liabilities and Stockholders' Equity (Deficit)	$177,903	$353,255

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Revenues	$23,421	$-	$9,613	$-
Costs of goods sold	53,655	-	36,213	-
Gross margin (deficit)	(30,234)	-	(26,600)	-

Operating Expenses:
Consulting	-	24,490	-	4,500
Officer compensation	190,964	240,000	43,464	105,000
Professional fees	312,420	97,486	19,415	22,254
General and administrative	611,222	283,285	284,666	98,356
Total operating expenses	1,114,606	645,261	347,545	230,110

Loss from operations	(1,144,840)	(645,261)	(374,145)	(230,110)

Other Income (Expense):
Interest expense	(7,754)	(5,749)	(3,088)	(2,097)
Loss on disposal of assets	(35,259)	-	(35,259)	-
Other income	2,600	-	2,600	-
Gain on extinguishment of debt	120,862	-	-	-
Total other income (expense)	80,449	(5,749)	(35,747)	(2,097)

Net Loss	$(1,064,391)	$(651,010)	$(409,892)	$(232,207)

Loss per Share, Basic & Diluted	$(0.06)	$(0.04)	$(0.02)	$(0.01)
Weighted Average Shares Outstanding	17,470,863	15,295,972	18,279,971	15,638,350
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(1,064,391)	$(651,010)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	287,682	25,710
Depreciation	25,843	10,634
Gain on extinguishment of debt	(120,862)	-
Loss on disposal of fixed assets	35,259	-
Inventory impairment	45,397	-
Contributed services	32,963	-
Interest expense on shareholder loan	275	427
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids & other assets	25,924	(46,032)
Decrease in inventory	60,257	(34,644)
Increase in accounts payable	10,109	74,945
Increase in accrued expenses	2,373	251,392
Increase in accrued interest	6,851	4,838
Increase in accrued salary	130,383	-
Net Cash Used in Operating Activities	(521,937)	(363,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40,457)	(50,650)
Net Cash Used by Investing Activities	(40,457)	(50,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	228,000	508,500
Payments on loan from shareholders	(5,470)
Proceeds from notes payable	412,742	32,509
Payments on notes payable	(123,196)	(14,944)
Net Cash Provided by Financing Activities	512,076	526,065
Net Increase (decrease) in Cash	(50,318)	111,675
Cash at Beginning of Period	67,860	38,993
Cash at End of Period	$17,542	$150,668
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$430
Franchise and Income Taxes	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	$539,000	$-
Stock issued for accrued rent	$30,000	$-
Stock issued for prepaid rent	$19,260	$-

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc. (formerly Insynergy, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010 to engage in Direct Response Marketing that has the ability to take a product from the drawing board to the ultimate consumer via sales through television and/or retail.  Direct Response marketing is an estimated $300 billion per year business that has evolved during the past two decades from an entrepreneurial industry to one that now encompasses the marketing efforts of Fortune 500 companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2012 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended September 30, 2013.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit as of September 30, 2013 of $4,393,510, a working capital deficit of $429,301 and incurred a net loss of $1,064,391 for the nine months ended September 30, 2013.

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

NOTE 4 – INVENTORY

As of September 30, 2013 and December 31, 2012, the Company has $14,919 and $120,573, respectively of finished goods inventory.

During the nine months ended September 30, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production of two of its initial products, The Kruncher and the Xsize sandal. In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less any costs incurred to sell those assets. As of June 30, 2013, the Company had written off $11,459 of its inventory to cost of goods as it anticipated having to sell it at below cost. As of September 30, 2013, the Company sold its remaining inventory of The Kruncher for $14,717 below cost. In addition, the Company further impaired its inventory of the Xsize sandal $19,221 to cost of goods.

NOTE 5 – PROPERTY AND EQUIPMENT

During the period ended September 30, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production the Xsize sandal. Consequently the molds and tools used for the manufacturing of this product are of no future use to the Company and were returned to the distributer. The write off of the assets resulted in a $35,259 loss on disposal.

NOTE 6 – NOTES PAYABLE

The Company has two non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated April 5, 2011 and is for $10,000. The second note is dated September 1, 2011 and is for $7,500.  The notes principle and interest are due three years from the date of issuance. As of September 30, 2013 total accrued interest on the notes is $2,446.

On June 12, 2013, a third non-collateral notes payable dated February 3, 2010 for $90,000, plus $18,000 of accrued interest was forgiven by the note holder. As a result the Company has recorded a $108,000 gain on forgiveness of debt.

During the period ended September 30, 2013, an individual advanced the Company $87,500 for a short term loan. The loan accrues interest at 6% and is due on demand. As of September 30, 2013 total accrued interest on the loan is $2,413.

During the period ended September 30, 2013, an individual advanced the Company $276,257 for a short term loan, $100,000 of which was repaid. The loan accrues interest at 6% and is due on demand. As of September 30, 2013, $176,252 and total accrued interest of $1,391 is due on the loan. Subsequent to September 30, 2013, all principle and interest on the loan was repaid in full.

As of September 30, 2013, the Company owed an individual $4,942. The loan accrues interest at 6% and is due on demand. The interest expense is recorded as additional paid in capital.

The Company also has financing loans for its product liability and Director and Officer insurance. As of September 30, 2013 and December 31, 2012 the loans have a balance of $31,140 and $5,346, respectively, they bear interest at 7.75% and are due within one year.

The five year maturity of these loans is as follows:

Year ended December 31, 2013	$317,334
2014	-
Total Notes Payable	317,334
Less: Current Portion	317,334
Long Term Portion	$-

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. As of December 31, 2012 the Company owed its CEO $5,470. During the nine months ended September 30, 2013 the Company repaid the loan in full. For the period end September 30, 2013 and December 31, 2012 the Company recognized $52 and $328, respectively, of interest expense on the loan. The expense was recorded as additional paid in capital.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the period ended September 30, 2013, the Company issued 906,000 common shares for total cash proceeds of $228,000.

During the period ended September 30, 2013, the Company issued 500,000 shares of common stock for services. The shares were valued at $0.50 per share for a total expense of $250,000. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period.

During the period ended September 30, 2013, the Company issued 165,180 shares of common stock for accrued rent and current period rent expense (see Note 6).

NOTE 10 – SIGNIFICANT EVENTS

During the nine months ended September 30, 2013, the Company entered into eight new licensing agreements with various third parties. Each agreement provides the Company with the exclusive rights to market and sell a new product. Each agreement is for an initial two year term with automatic one year renewals if the terms of the agreement are met. Terms require the Company to meet minimum number of units sold and/or royalty payments.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist except for the ones noted below.

On October 16, 2013, the Company issued 1,000,000 shares of common stock for cash proceeds of $300,000.

On October 23, 2013 the Company issued 10,000 shares of common stock to Super People in consideration for marketing services valued at $10,000.

In this report references to “Insynergy,” “the Company,” “we,” “us,” and “our” refer to Insynergy Products, Inc.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “intend,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors," below.

Executive Overview

Insynergy Products Inc. (the “Company”) was organized to engage in Direct Response Marketing that has the ability to take a product from the drawing board to the ultimate consumer via sales through television, Internet and retail.  At December 31, 2012 the Company was deemed to have exited the development stage as it has begun planned principle operations.

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

Direct Response Marketing

Direct Response Marketing generally takes the form of the marketing and sale of products utilizing infomercials which are broadcast over local television channels and paired with a Call Response Center that takes the calls generated by potential purchasers who call in after viewing the infomercial.  Then a fulfillment center ships the product to the purchasers.

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

Health and fitness products, skin, hair and personal care products, nutritional supplements, house wares and appliances, have all been successfully marketed.  Anti-aging products are a category of product which is currently generating successful sales. An idea for a new product usually comes from an inventor, who then approaches a company such as ours for development and implementation of a Direct Marketing Program or campaign for the product.

Our Company selects products invented by others for use in a Direct Response Marketing Program, but we also develop our own products for sale as well.  We will analyze each product presented to us to see if it looks like it would be an attractive candidate for a direct marketing campaign.   We will look for products which satisfy a specific need that can be concretely presented in the infomercial,  lend themselves to generation of a call for action motivation in the target audience, provide for a substantial markup on the sales price over their cost (typically somewhere in the realm of a 5 to 1 markup), have a lower range target price in order to encourage immediate discretionary purchase, and  have  anticipated staying power as a useful product which the Company can sell over and over again.

We will license products from the inventor or owner of the product, with license fees paid on collected revenue from the sales of the product, net of returns and allowances.  Typical license fees run between 2% and 4% of net sales for sales generated over television, and if the Company is able to then take the product for distribution to traditional brick and mortar outlets for further sales, an increased license fee of between 4% and 6% is typically paid.  The license rights typically run for between 24 and 36 months, and are generally renewable. Products may or may not have patent protection, copyright protection, and/or trademark protection.

Initial Products to Be Marketed

During the nine month period ended September 30, 2013, the Company entered into eight new licensing agreements with various third parties.  Each agreement provides the Company with the exclusive rights to market and sell the product and has an initial two year term with automatic one year renewals if the terms of the agreement are met. The agreements require the Company to satisfy minimum number of units sold and/or royalty payments.

Two of the current products selected by the Company are in the area of fitness and we have executed licensing agreements for both products.  One product is a fitness product called the Best Ball.  The Best Ball is a 65cm rubber gym ball which provides progressive stability and progressive resistance.  Using it may increase core strength, balance and flexibility.  A workout DVD and pump will be included in the package.

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

The other product to be released by Insynergy is a patented fitness product which was invented by a medical doctor who developed it because he was not satisfied with the physical therapy he was receiving after back surgery and felt he could develop a better protocol.  It will come with a basic workout DVD.   Additional DVD’s will be available for more advanced workouts.

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

During the second quarter of 2013 management terminated our agreement for the first product we marketed, The Kruncher, a fitness product designed to concentrate on the abs.  After industry research management determined that due to the lack of financial success it would be in the best interest of the Company not to continue with The Kruncher and the Agreement was terminated.  Management also decided to terminate the Xsize sandal, although it was never released or marketed to the public.  As a result of the termination of these agreements, the Company recognized an impairment to inventory (See “Results of Operation for the Nine Months Ended September 30, 2013 and 2012,” below.)

Results of Operation for the Three Months Ended September 30, 2013 and 2012

Revenues

The Company recorded our first revenue in the fourth quarter of 2012.  During the three months ended September 30, 2013 the Company recorded revenues of $9,613. Cost of goods sold was $36,213, which included $33,938 of impairment expense for the write down of inventory. The Company determined that it was in our best interest to no longer pursue the marketing and production of two of our initial products, The Kruncher and the Xsize sandal. As of September 30, 2013, the Company sold our remaining inventory of The Kruncher for $14,717 below cost. In addition, the Company further impaired our inventory of the Xsize sandal $19,221 to cost of goods.

Operating Expenses

For the three months ended September 30, 2013, the Company did not incur any consulting expense compared to $4,500 for the same period in the prior year. The decrease is the result of the consultant from the prior year becoming an employee for which his services are now charged to compensation expense; however, there was a decrease in compensation expense during the quarter as a result of the officers transitioning from accruing compensation with sporadic cash payments to the use of a payroll service provider. During this period the officers agreed to not receive the full salaries that had been accruing in the past.

For the three months ended September 30, 2013, the Company incurred $19,415 in professional fees compared to $22,254 in the prior period. The decrease is due to decreased audit fees for the period.

For the three months ended September 30, 2013, the Company incurred $284,666 in general and administrative expense as compared to $98,356 for the same period in the prior year, an increase of $186,310. The increase can be attributed to increased spending on promotional and production activities for the Company’s new products, increased travel expense and other general activities in connection with increased operations.

For the three months ended September 30, 2013, the Company recorded a net loss of $409,892 as compared to a net loss of $232,207 in the prior period, a $177,685, or 77% increase. The increase can be attributed to the increase in general and administrative expenses discussed above as well as a $35,259 loss on disposal of fixed assets.

Results of Operation for the Nine Months Ended September 30, 2013 and 2012

Revenues

The Company recorded our first revenue in the fourth quarter of 2012.  During the nine months ended September 30, 2013 the Company recorded revenues of $23,421. Cost of goods sold was $53,655, which included $45,397 of impairment expense for the write down of inventory. The Company determined that it was in our best interest to no longer pursue the marketing and production of two of our initial products, The Kruncher and the Xsize sandal. As of September 30, 2013, the Company impaired the cost of our Kruncher inventory $7,665 and sold our remaining inventory for $14,717 below cost. As of September 30, 2013, the inventory of the Xsize sandal has been impaired $23,015 to cost of goods.

Operating Expenses

For the nine months ended September 30, 2013, the Company did not incur any consulting expense compared to $24,490 for the same period in the prior year. The decrease is the result of the consultant from the prior year becoming an employee for which his services are now charged to compensation expense; however, there was a decrease in compensation expense during the period as a result of the officers transitioning from accruing compensation with sporadic cash payments to the use of a payroll service provider. During this period the officers agreed to not receive the full salaries that had been accruing in the past.

For the nine months ended September 30, 2013, the Company incurred $312,420 in professional fees compared to $97,486 in the prior period. The increase is due to increased fees related to quarterly SEC filing requirements and filing a post-effective amendment to our Registration Statement on Form S-1, as well as stock issued for legal services in the amount of $250,000.

For the nine months ended September 30, 2013, the Company incurred $611,222 in general and administrative expense as compared to $283,285 for the same period in the prior year, an increase of $327,937, or 116%. The increase can be attributed to increased spending on promotional and production activities for the Company’s new products, increased travel expense and other general activities in connection with increased operations.

For the nine months ended September 30, 2013, the Company recorded a net loss of $1,064,391 as compared to a net loss of $651,010 in the prior period, a $413,381, or 64% increase. The increase can be attributed to the increase in general and administrative expenses discussed above, professional fees including stock issued for services, as well as a $35,259 loss on disposal of fixed assets. This was offset by a $120,862 gain on extinguishment of debt.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, net cash used by operating activities was $521,937 compared to $363,740 for the same period in the prior year.

Net cash flows from financing activities for the nine months ended September 30, 2013 were $512,076 compared to $526,065 for the nine months ended September 30, 2012.

Going Concern

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations as a result of our investment in leasehold fixtures and equipment necessary to implement our business plan, our funding of staff who have undertaken to set up the various contractual relationships with third party contractors, and the incurrence of other operating expenses. The Company has an accumulated deficit of $4,393,510 as of September 30, 2013 and had a net loss of $1,064,391 for the nine months ended September 30, 2013. The Company is dependent on obtaining additional working capital in order to continue to implement our business plan and our product campaign, and the source, availability and terms for such additional capital are uncertain at this date. If such additional capital is not obtained, and/or if the products selected for marketing prove to be unsuccessful, the Company may fail and be unable to continue as a going concern.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•

Obtain shareholder approval of any golden parachute payments not previously approved; and

•

Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2013.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an emerging growth company we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  In addition we have elected to use the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, therefore, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31.

Investment in our shares is speculative.

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

We can offer no assurance that the Company will be successful and ultimately operate profitably.

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

The products we select for Direct Response Marketing may not receive favorable market response, or the product campaign may fair for other reasons.

Some of our future Direct Response Marketing Campaigns will no doubt fail, and have failed.  Direct Response Marketing products can fail due to many reasons, including no perceived need for the product, other competing products provide better solutions or are better priced, the product price is too high, the infomercial is unconvincing, the wrong time slot or market segment is selected for broadcast, and  for a variety of other reasons.  Larger trends, such as a recessionary economy, less discretionary purchasing power in the hands of consumers, more restrictive credit and higher rates on credit cards, also can discourage sales and cause a campaign to fail.  Operational issues can also cause a campaign to fail, such as too low a price markup, poor quality resulting in high returns; a lack of sufficient capital to purchase sufficient inventory, or failure by sub contractors to properly carry out their responsibilities for manufacturer, order taking, and fulfillment.

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

We have not had a significant operating history which makes our Company difficult to evaluate.

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

We could fail to retain one or both of our two principal officers, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our Chief Executive Officer, Sanford Lang, and our Chief Operating Officer, Martin Goldrod.  We have employment agreements with Messrs. Lang and Goldrod, but we do not carry key man insurance on their lives. The loss of either officer’s services could materially harm our business because of the cost and time necessary to find a successor.

Our two principle officers own 46.26% of our outstanding common stock and control the Company.

Our two principle officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 46.26% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth exclusive of home in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2013 the Company issued an aggregate of 6,000 shares of common stock for $3,000 cash.  Kyle Clark was issued 3,000 shares for $1,500 and Lina Wong was issued 3,000 shares for $1,500.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On March 19, 2013 the Company issued 500,000 shares of common stock to Ronald Dorfman for legal services valued at $250,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On March 19, 2013 the Company issued 100,980 shares of common stock to Bershin Properties in consideration for rental expense valued at $50,490.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On April 17, 2013 the Company issued 250,000 shares of common stock to Phillip Miller for $86,793.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On May 9, 2013 the Company issued 62,500 shares of common stock to Full Service Marketing for marketing services valued at $17,188.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On May 31, 2013 the Company issued 400,000 shares of common stock to Gary Margolis for $100,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On June 28, 2013 the Company issued 64,200 shares of common stock to Bershin Properties in consideration for rental expense valued at $19,260. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On July 24, 2013 the Company issued 500,000 shares of common stock to Bob S. Safai for $125,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 16, 2013 the Company issued 1,000,000 shares of common stock to Paul Bershin for $300,000. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 23, 2013 the Company issued 10,000 shares of common stock to Super People in consideration for marketing services valued at $10,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3 to Form S-1, filed January 31, 2010
3 (ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: November ____, 2013	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Martin Goldrod Martin Goldrod Chief Financial Officer