Form 10-K
period 2013-12-31
Insynergy Products, Inc
filed 2014-03-28
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54892

INSYNERGY PRODUCTS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4705 Laurel Canyon Blvd., Suite 205, Studio City, CA (Address of principal executive offices)	91607 (Zip Code)

Registrant’s telephone number, including area code:  (818)760-1644

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ X ]        No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]        No  [X]

The aggregate market value of the 8,927,586 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price ($2.90) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 28, 2013) was approximately $25,890,000.

At March 28, 2014, there were 19,760,683 shares of the registrant’s common stock outstanding.

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

Products to Be Marketed

During the year ended December 31, 2013, the Company entered into eight new licensing agreements with various third parties.  Each agreement provides the Company with the exclusive rights to market and sell the product and has an initial two year term with automatic one year renewals if the terms of the agreement are met. The agreements require the Company to satisfy minimum number of units sold and/or royalty payments.

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

During the second quarter of 2013 management terminated our agreement for the first product we marketed, The Kruncher, a fitness product designed to concentrate on the abs.  After industry research management determined that due to the lack of financial success it would be in the best interest of the Company not to continue with The Kruncher and the Agreement was terminated.  Management also decided to terminate the Xsize sandal, although it was never released or marketed to the public.  As a result of the termination of these agreements, the Company recognized impairment to inventory (See “Results of Operation for the Years Ended December 31, 2013 and 2012,” below.)

It is estimated that the Company will shoot commercials for two to three products in the second and third quarters of 2014.  Marketing for these products could take place in this same time period.  One of these products will be a plumbing product to clear most normal clogs in your home.  This will be a two minute spot.  The other product is a hair care product that is expected to straighten hair for two to three month period.  The infomercial for this product will be thirty minutes in length.

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

The Company will write, produce, hire the talent, direct, shoot and edit many of its infomercials in-house.  The Company will also hire outside Production companies who have had success shooting shows with products in the same genre as the products we will be releasing such as fitness, house wares and hair care.

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

Purchasing of Air Time

The products and demographics will dictate which TV market management selects for a particular campaign. We expect most of our spots to run approximately 2 minutes. The cost per spot will depend on which market it is show in, and at what time the spot airs. We may also use radio and/or direct mailing campaigns, and will provide a website over which a product can be purchased.  We will need $300,000 to $400,000 for media buys. We are currently talking to several investors who have shown interest in financing Insynergy; however, none may decide to invest.

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

The Company will subcontract out to independent third parties the telephone marketing functions associated with a campaign for each product. Initially, the Company has contracted for Ignite Media Solutions (“Ignite Media”) to provide this function, although many other companies are available to undertake this roll at competitive pricing, and the Company may use others in the future.

Based on our contract with Ignite Media, inbound calls are billed at $0.15 per connect minute with a $0.35 per order processing fee for all phone orders. There is also a set-up and development fee of $750 for the IVR application and a one-time programming, training and set-up fee of $1,000 for live operator services. All live operator calls are billed at $0.80 per connect minute.

Manufacture of Products

The Company will out-source the manufacture of products it markets to independent third party companies. The Company has had discussions with several Mainland China manufacturers, for the manufacture of products.  Unless presented with a Letter of Credit, a mainland China manufacturer generally requires 30% as down payment to begin manufacturing and the balance when the product is ready to ship.  Management believes there are many sources for manufacturing in China, and elsewhere offshore, which are generally dependable and reasonably priced

Fulfillment of Orders

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

Moulton Logistics is headquartered in Van Nuys, California, close to the Los Angeles and Long Beach ports and is also close to the Company’s offices, and specializes in order taking and fulfillment for Direct Marketing Response Products.  Moulton Logistics can provide a full range of fulfillment services including a full call center, full service direct mail, real-time online inventory reports, database management, continuity programs, Electronic Data Interchange for retail fulfillment and drop shipping, among others.

The Company’s contract with Moulton Logistics provides for a Data Base/Order Processing/Maintenance Fee of $.72 on each customer transaction, a $0.10 per transaction fee on credit card and e-check transactions, and a $0.55 per transaction fee plus separate SKU fees and per cubic foot fees for packaging and shipping.

Credit Card Transactions

Sales orders for Direct Response Marketing Programs are typically taken using credit cards. The Company has contracted for credit card processing of sales orders on products with Litle & Co., an independent third party company.  Litle & Co. powers payment processing for companies that sell direct to consumers through internet retail, online services, direct response marketing and multichannel retail.

Product Campaign Failure

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

Competition

There is significant competition in the Direct Response industry from both small and large companies since there are really no barriers to entry.  As a result, there are literally hundreds of direct response companies that operate in the U.S. and offer a wide variety of products across all categories of consumer goods.

The Company will have to rely on the skills of its management to pick products which produce successful direct response marketing campaigns and ultimately profits to the Company.

Insurance

The Company carries general liability insurance through CNA with an occurrence limit of $1,000,000 with a general aggregate of $2,000,000 and a deductible of $500. Studio City Plaza Title Holding Co. LLC, the Company’s landlord, is listed as an Additional Insured.

The Company also carries product liability insurance to insure against liability on the products it sells.

Patents, Trademarks, Copyrights

The Company may file registrations for such patents, trademarks, or copyrights, as it deems commercially prudent from time to time, but has made no such filings as of this date.

Government Regulation

Our infomercials may be subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts and practices.   Most deception involves written or oral misrepresentations, or omissions of material information. Deception may also occur in other forms of conduct associated with a sales transaction.

Employees

The Company has three full-time employees, but will use independent contractors when we shoot our direct response marketing TV spots.

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

No assurance the Company will be successful and ultimately operate profitably.

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

Some of our future Direct Response Marketing Campaigns will no doubt fail.  Direct Response Marketing products can fail due to many reasons, including no perceived need for the product, other competing products provide better solutions or are in the hands of consumers, more restrictive credit and higher rates on credit cards, also can discourage sales and cause a campaign to fail.  Operational issues can also cause a campaign to fail, such as too low a price markup, poor quality resulting in high returns; a lack of sufficient capital to purchase sufficient inventory, or failure by sub contractors to properly carry out their responsibilities for manufacturer, order taking, and fulfillment.

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

With no significant operating history it is difficult to evaluate our Company

The Company was deemed to have exited the development stage at December 31, 2012 as it had began planned principle operations. Our business and prospects are difficult to evaluate because we have minimal operating history.  An investment in us should be considered a high-risk investment where you could lose your entire investment.

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

Our success largely depends on the efforts and abilities of our Chief Executive Officer, Sanford Lang, and our Chief Operating Officer, Martin Goldrod.  We have employment agreements with Messrs Lang and Goldrod, but we do not carry key man insurance on their lives. The loss of either ones’ services could materially harm our business because of the cost and time necessary to find a successor.

Our two principle executive officers in the aggregate own 45.46% of our outstanding common stock and control the Company.

Our two principle executive officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 45.46% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

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

As a public company we will incur significant legal, accounting, insurance and other expenses. Compliance with the Sarbanes-Oxley Act of 2002 and with other SEC and Financial Industry Regulatory Authority (“FINRA”) rules will increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate with precision the amount of additional costs we may incur or the timing of such costs.

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

Item 2.  PROPERTIES

Our principal offices are located at 4705 Laurel Canyon Blvd., Suite 205, Studio City, California, 91607. The property is leased from Studio City Plaza Title Holding Co. LLC, an unaffiliated third party, on a long term lease basis with 14 remaining months to run. The monthly lease payments are approximately $6,541. The Company considers the space to be adequate for the next several years.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTCMarkets Pink under the symbol “ISYG.”  The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2013 and 2012 as reported by the OTCMarkets.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2013		2012
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 1.50 2.90 2.95 2.05	$ 1.01 1.00 2.00 0.99	$ - - - 2.00	$ - - - 0.85

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of March 24, 2014, we had 138 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

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

On March 19, 2013 the Company issued 100,980 shares of common stock to Bershin Properties I, LLC in consideration for rental expense valued at $50,490.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On April 17, 2013 the Company issued 250,000 shares of common stock to Phillip Miller, the former Vice President of Production for compensation valued at $86,793.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

On June 28, 2013 the Company issued 64,200 shares of common stock to Bershin Properties I, LLC in consideration for rental expense valued at $19,260. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

On October 23, 2013 the Company issued 10,000 shares of common stock to Super People, Inc. in consideration for marketing services valued at $2,850.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On November 9, 2013 the Company issued 62,500 Full Service Marketing for marketing services valued at $17,813.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On December 26, 2013 the Company issued 277,777 shares of common stock to Richard Sweeney for $75,000. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2013.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

 Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Executive Overview

During 2013, the Company decided not to move forward with two products but comenced licensing agreements for eight others.  These new products fall into the house wares and fitness categories.

Three production companies were chosen to shoot TV spots for our plumbing product, a hair straightening product and a fitness product.  All three companies chosen have had direct response sales success in these specific areas.  The plumbing product is scheduled to be shot the end of the first quarter of 2014 and will be a two minute spot.  The other two products should be shot in the second quarter 2014 and both are expected to be thirty minute infomercials.

At the end of 2013, the Best Ball, our 65 cm rubber ball used at home and in the gym went through the quality assurance process at one of the TV shopping channels and was approved and we are soliciting them for an order.  Also, an Italian home shopping TV channel has already ordered and been shipped inventory.

Liquidity and Capital Resources

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our financial statements have been prepared assuming we will continue as a going concern. The Company had an accumulated deficit of $4,693,105 at December 31, 2013 and had a net loss of $1,363,986. During the year ended December 31, 2013, net cash used by operating activities was $786,157 compared to $520,771 for the prior year.  Net cash flows from financing activities for the year ended December 31, 2013 were $779,553 compared to $623,788 for the prior year.

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

Commitments and Contingent Liabilities

Our total liabilities at December 31, 2013 were $442,563 compared to $863,249 at December 31, 2012.  The decrease reflects a decrease of accrued compensation due to our officers agreeing not to receive the full salaries that had been accruing from the past.

Results of Operations for the years ended December 31, 2013 compared to the year ended December 31, 2012

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors".

Revenues

The Company recorded its first revenue in the fourth quarter of 2012.  During the year ended December 31, 2013 the Company recorded revenues of $23,740. Cost of goods sold was $69,437, which included $60,316 of impairment expense for the write down of inventory. The Company determined that it was in our best interest to no longer pursue the marketing and production of two of our initial products, The Kruncher and the Xsize sandal. As of December 31, 2013, the Company sold our remaining inventory of The Kruncher for $14,717 below cost. In addition, the Company impaired the remaining $34,140 of inventory of the Xsize sandal to cost of goods.

Operating Expenses

For the year ended December 31, 2013, consulting expense decreased to $2,000 from $29,790 for the year ended December 31, 2012. The decrease is the result of the consultant from the prior year becoming an employee and his services are now charged to compensation expense; however, there was a decrease in compensation expense during the year as a result of the officers transitioning from accruing compensation with sporadic cash payments to the use of a payroll service provider. During this period the officers agreed to not receive the full salaries that had been accruing in the past.

For the year ended December 31, 2013, the Company incurred $261,661 in advertising and promotional expense as compared to $51,226 for the prior year, an increase of $210,435, or 411%. The increase is a result of increased spending on promotional activities for the Company’s many new products.

For the year ended December 31, 2013, the Company incurred $366,467 in professional fees compared to $113,564 in the prior year, an increase of $252,903 or 223%. The increase is due to increased fees related to quarterly SEC filing requirements and filing a post-effective amendment to our Registration Statement on Form S-1, as well as stock issued for legal services in the amount of $250,000.

For the year ended December 31, 2013, the Company incurred $530,761 in general and administrative expense as compared to $356,632 for the prior year, an increase of $174,129, or 48.9%. The increase can be attributed to increased spending on promotional activities for the Company’s new products, increased travel expense and other general activities in connection with increased operations.

For the year ended December 31, 2013, the Company recorded a net loss of $1,363,986 as compared to a net loss of $867,143 in the prior year, a $496,834, or 57% increase. The increase can be attributed to the increase in advertising and promotion and general and administrative expenses as discussed above, professional fees including stock issued for services, as well as a $35,259 loss on disposal of fixed assets. This was offset by a $121,238 gain on extinguishment of debt.

Critical Accounting Estimates and Policies

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 17

Balance Sheets as of December 31, 2013 and 2012

 18

Statements of Operations for the years ended December 31, 2013 and 2012

 19

Statements of Cash Flows for years ended December 31, 2013 and 2012

 20

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

 21

Notes to the Financial Statements

 22

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Insynergy Products, Inc.

Studio City, California

We have audited the accompanying balance sheets of Insynergy Products, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynergy Products, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 28, 2014

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$8,398	$67,860
Inventory	25,730	120,573
Prepaid and other expenses	71,362	65,288
Total Current Assets	105,490	253,721

Deposit	10,610	10,610
Property and equipment, net	72,596	88,924
Total Assets	$188,696	$353,255

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$122,863	$82,747
Other payable and accruals	10,593	48,468
Accrued compensation	92,332	591,376
Due to an officer	32,500	5,470
Notes payable	177,311	100,288
Accrued interest	6,964	15,750
Total Current Liabilities	442,563	844,099
Non-Current Liabilities:
Notes payable	-	17,500
Accrued interest	-	1,650
Total Liabilities	442,563	863,249
Stockholders' Equity (Deficit):
Common Stock par value $.001 300,000,000 shares authorized, 19,760,683 and 16,526,726 shares, issued, respectively	19,762	16,528
Additional paid in capital	4,419,476	2,802,597
Retained deficit	(4,693,105)	(3,329,119)
Total Stockholders' Equity (Deficit)	(253,867)	(509,994)
Total Liabilities and Stockholders' Equity (Deficit)	$188,696	$353,255

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012
Revenues	$23,740	$3,381
Costs of goods sold	69,437	1,186
Gross margin (deficit)	(45,697)	2,195

Operating Expenses:
Consulting	2,000	29,790
Officer compensation	234,313	326,250
Advertising and promotion	261,661	51,226
Professional fees	366,467	113,564
General and administrative	530,761	356,632
Total operating expenses	1, 395,202	877,462

Loss from operations	(1,440,899)	(875,267)

Other Income (Expense):
Interest expense	(11,666)	(7,653)
Loss on disposal of assets	(35,259)	-
Other income	2,600	-
Gain on extinguishment of debt	121,238	15,777
Total other income (expense)	76,913	8,124

Net Loss	$(1,363,986)	$(867,143)

Loss per Share, Basic & Diluted	$(0.08)	$(0.06)
Weighted Average Shares Outstanding	17,930,498	15,618,582
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional	Stock
	Shares	Amount	Paid in Capital	Subscription Receivable	Accumulated Deficit	Total
Balance, December 31, 2011	15,021,150	$15,021	$2,271,751	$(147,000)	$(2,461,976)	$(322,204)
Cash received on subscription	-	-	-	147,000	-	147,000
Stock issued for cash	1,317,276	1,317	465,183	-	-	466,500
Stock issued for services	188,300	190	65,061	-	-	65,251
Interest on officer loans	-	-	602	-	-	602
Net Loss for the year ended December 31, 2012	-	-	-	-	(867,143)	(867,143)
Balance, December 31, 2012	16,526,726	16,528	2,802,597	-	(3,329,119)	(509,994)
Stock issued for cash	2,183,777	2,184	600,816	-	-	603,000
Stock issued for services & accrued rent	800,180	800	356,801	-	-	357,601
Stock issued for accrued compensation	250,000	250	86,543	-	-	86,793
Forgiveness of related party debt	-	-	539,000	-	-	539,000
Contributed services	-	-	32,964	-	-	32,964
Interest on officer loans	-	-	755	-	-	755
Net Loss for the year ended December 31, 2013	-	-	-	-	(1,363,986)	(1,363,986)
Balance, December 31, 2013	19,760,683	$19,762	$4,419,476	$-	$(4,693,105)	$(253,867)
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Year	$(1,363,986)	$(867,143)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	295,647	65,251
Depreciation	33,928	20,421
Contributed services	32,964	-
Gain on extinguishment of debt	(121,238)	15,777
Loss on disposal of fixed assets	35,259	-
Inventory impairment	60,316	-
Interest expense on shareholder loan	755	602
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids	33,809	(44,805)
(Increase) / decrease in inventory	34,527	(120,573)
Increase in accounts payable	40,116	30,205
Increase in accrued expenses	124,183	373,044
Increase in interest payable	7,563	6,450
Net Cash (Used) in Operating Activities	(786,157)	(520,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,858)	(74,150)
Net Cash Used by Investing Activities	(52,858)	(74,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	603,000	613,500
Officer advances	70,000	-
Repayment of officer advance	(37,500)	-
Payments on loan from shareholders	(5,470)	-
Proceeds from notes payable	472,742	34,072
Payments on notes payable	(323,219)	(23,784)
Net Cash Provided by Financing Activities	779,553	623,788
Net Increase (decrease) in Cash	(59,462)	28,867
Cash at Beginning of Period	67,860	38,993
Cash at End of Period	8,398	67,860
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$728	$601
Franchise and income taxes	$301	$1,600
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	$539,000	$-
Stock issued for accrued rent	$30,000	$-
Stock issued for prepaid rent	$19,260	$-

The accompanying notes are an integral part of these financial statements.

22

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013.

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

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

There were no potentially dilutive shares outstanding as of December 31, 2013 and 2012.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2013 and 2012 advertising costs were $261,661 and $51,226, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2013.

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,693,105 at December 31, 2013, had a net loss of $1,363,986 and net cash used in operating activities of $786,157 for year ended December 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to increase operations and revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of debt and equity financing.  Management believes that the actions presently being taken to further implement its business plan and generate increased revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate increased revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate increased revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of December 31, 2013 and 2012, the Company has $25,730 and $120,573, respectively of finished goods inventory. Inventory is carried at the lower of cost or market.

During the year ended December 31, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production of two of its initial products, The Kruncher and the Xsize sandal. As of December 31, 2013, the Company sold the remaining inventory of The Kruncher for $14,717 below cost. In addition, the Company impaired the remaining $34,140 of inventory of the Xsize sandal to cost of goods.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2013	December 31, 2012
Furniture Fixtures & Equipment	$104,165	$109,186
Leasehold improvements	12,230	5,000
Less: accumulated depreciation	(43,799)	(25,262)
Fixed assets, net	$72,596	$88,924

During the year ended December 31, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production the Xsize sandal. Consequently the molds and tools used for the manufacturing of this product are of no future use to the Company and were returned to the distributer. The write off of the assets resulted in a $35,259 loss on disposal.

Depreciation expense

Depreciation expense for the years ended December 31, 2013 and 2012 was $33,928 and $20,421, respectively.

NOTE 6 – NOTES PAYABLE

The Company has two non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated April 5, 2011 and is for $10,000. The second note is dated September 1, 2011 and is for $7,500.  The notes principle and interest are due three years from the date of issuance. As of December 31, 2013 total accrued interest on the notes is $2,715.

On June 12, 2013, a third non-collateral notes payable dated February 3, 2010 for $90,000, plus $18,000 of accrued interest was forgiven by the note holder. As a result the Company has recorded a $108,000 gain on forgiveness of debt.

During the year ended December 31, 2013, an individual advanced the Company $97,500 for a short term loan. The loan accrues interest at 6% and is due on demand. As of December 31, 2013 total accrued interest on the loan is $3,863.

During the year ended December 31, 2013, an individual advanced the Company $50,000 for a short term loan. The loan accrues interest at 6% and is due on demand. As of December 31, 2013 total accrued interest on the loan is $386.

During the year ended December 31, 2013, an individual advanced the Company $276,257 for a short term loan. The loan accrued interest at 6% and was due on demand. As of December 31, 2013 all principle and interest on the loan was repaid in full.

As of December 31, 2013, the Company owed an individual $4,942. The loan accrues interest at 6% and is due on demand. The interest expense is recorded as additional paid in capital.

The Company also has financing loans for its product liability and Director and Officer insurance. As of December 31, 2013 and December 31, 2012 the loans have a balance of $7,369 and $31,140, respectively, they bear interest at 7.75% and are due within one year.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – NOTES PAYABLE - continued

The five year maturity of these loans is as follows:

Year ended December 31, 2013	$177,311
2014	-
Total Notes Payable	177,311
Less: Current Portion	177,311
Long Term Portion	$-

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space at 4705 Laurel Canyon Boulevard in Studio City, California. The Company signed a three year, three month lease starting December 1, 2011. Current lease payments are $6,541.  The lease required a deposit of $10,610 which was paid on November 1, 2011.

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

Year	Amount
2014	$78,492
2015	13,082
$78,492

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. As of December 31, 2012 the Company owed its CEO $5,470. During the year ended December 31, 2013 the Company repaid the loan in full. For the period end December 31, 2013 and December 31, 2012 the Company recognized $52 and $328, respectively, of interest expense on the loan. The expense was recorded as additional paid in capital.

On or about June 7, 2013, two of the three officers of the Company agreed to forgive all of their accrued compensation. As a result the Company recorded $539,000 to additional paid in capital. Additionally accrued compensation of $32,964 was forgiven by these officers as of June 30, 2013.

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

During the fourth quarter of 2013 an officer advanced the Company $70,000, $32,500 of which was repaid as of December 31, 2013. The Company recognized $406 of interest expense on the loan. The expense was recorded as additional paid in capital.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended of December 31, 2013, the Company issued 2,183,777 common shares for total cash proceeds of $603,000.

During the year ended December 31, 2013, the Company issued 500,000 shares of common stock for services. The shares were valued at $0.50 per share for a total expense of $250,000. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period.

During the year ended December 31, 2013, the Company issued 165,180 shares of common stock for accrued rent and current period rent expense (see Note 7).

During the year ended December 31, 2013, the Company issued 135,000 shares of common stock for services. The shares were valued at $0.28 per share for a total expense of $37,850, $12,685 of which was booked to prepaid expense for marketing services. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period.

NOTE 10 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax asse,ts are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2013	2012
Deferred Tax Assets:
NOL Carryover	$964,700	$298,300
Related party accrual	-	2, 100
Depreciation	2,600	200
Payroll accrual	40,100	213,300
Deferred tax liabilities:
Less valuation allowance	(1,007,400)	(513,900)
Net deferred tax assets	$-	$-

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – INCOME TAX - continued

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2013	2012
Book Income (loss)	$(532,000)	$(338,200)
Meals and entertainment	4,900	2,800
Depreciation	1,800	500
Other nondeductible expenses	34,500	37,400
Related party accruals	(2,100)	-
Accrued payroll	(173,200)	109,900
Valuation allowance	666,100	187,600
	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $2,473,000 that may be offset against future taxable income from the year 2012 to 2032. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other then noted below.

Subsequent to the year ended December 31, 2013 the Company approved the issuance of a Stock Option to Full Service Marketing. The option is for the purchase of 1,000,000 common shares at an option price of $0.27 with a term of three years.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

There were no disagreements between the Company and our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal year.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2013, these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.   Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

•

reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2013, our internal control over financial reporting was effective at that reasonable assurance level.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

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

Name	Age	Position
Sanford Lang	68	Chief Executive Officer, Director & Chairman
Martin Goldrod	72	Chief Financial Officer, Director, President, & COO
Mark Spallucci	44	Director

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

Mark Spallucci was appointed as a Director to fill a vacancy on our Board of Directors on June 22, 2012,  Mr. Spallucci has been for more than the last 10 years a partner in Paravista, a printing and promotional company involved in the printing and the development of promotional items for many Fortune 500 companies in the Pharmaceutical, Financial and Entertainment industries.  For the last 5 years he has held the title of Managing Partner for Paravista. In this role he is responsible for directing the development of client focused solutions for new product launches, brand line extensions and custom overseas products.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2013, we believe Mr. Sanford failed to file a Form 4 within the required time related to four transactions.

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Messrs. Sanford, Goldrod and Spallucci, act as our nominating and audit committee.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	All Other Compensation	Total
Sanford Lang CEO	2013 2012	$58,585 $29,200	$0 $0	$0 $0	$0 $0
Martin Goldrod, President, COO & CFO	2013 2012	$29,241 $21,500	$0 $0	$0 $0	$0 $0
Phillip Miller, former VP of Production	2013 2012	$86,793 $0	$0 $0	$0 $0	$0 $0

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

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Sanford Lang	$0	$0	$0	$0
Martin Goldrod	$0	$0	$0	$0
Mark Spallucci	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The Company currently does not maintain any equity compensation plans.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,760,683 shares of common stock outstanding as of March 29, 2014.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	7,540,320	38.2%
Common Stock	Martin Goldrod	1,442,500	7.3%
Common Stock	Mark Spallucci	275,000	1.4%
	Directors and executive officers as a group (3 persons)	9,257,820	46.9%

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. As of December 31, 2012 the Company owed Sanford Lang, CEO, $5,470. During the year ended December 31, 2013 the Company repaid the loan in full. For the period end December 31, 2013 and December 31, 2012 the Company recognized $52 and $328, respectively, of interest expense on the loan. The expense was recorded as additional paid in capital.

On or about June 7, 2013, Sanford Lang, CEO, and Martin Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company recorded $539,000 to additional paid in capital.

In April 2013, the Company issued 250,000 shares of common stock Phillip Miller, the former Vice President of Production, for accrued stock compensation, as required per the terms of the officer’s employment agreement and the Board Resolution dated April 2, 2012. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the applicable period of accrual. The price ranged from $0.34 to $0.50 for a total expense of $86,793.

During the fourth quarter of 2013 Sandford Lang, CEO advanced the Company $70,000, $32,500 of which was repaid as of December 31, 2013. The Company recognized $406 of interest expense on the loan. The expense was recorded as additional paid in capital.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, HJ Associates & Consultants, LLP, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2013	2012
Audit fees	$ 34,200	$ 37,260
Audit-related fees	-	-
Tax fees	-	-
All other fees	$ 1,500	$ -

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-Approval Policies

Our audit committee makes recommendations to our board of directors regarding the engagement of an auditor. Our board of directors approves the engagement of the auditor before the firm renders audit and non-audit services.  Our audit committee does not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Insynergy Products, Inc., Inc are included in this report under Item 8 on pages 16 to 29.

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report

Exhibit No.	Description
3(i)	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(ii)	Bylaws (incorporated by reference to exhibit 3.2 Form S-1 file No. 333-179262, filed January 31, 2012)
10.1	Commercial Lease Agreement by and between Insynergy Products Inc. and Bershin Properties I, LLC, (incorporated by reference to exhibit 10.0 Form S-1, file No. 333-179262, filed January 31, 2012)
10.2

Agreement re Telephone Call Center, by and between Insynergy Products Inc. and Ignite Media Solutions, dated January 5, 2012 (incorporated by reference to exhibit 10.1  Form S-1, file No. 333-179262, filed January 31, 2012)

10.3

Agreement re Fulfillment, by and between Insynergy Products Inc. and Moulton Logistics, dated December 15, 2011 (incorporated by reference to exhibit 10.2  Form S-1, file No. 333-179262, filed January 31, 2012)

10.4	Agreement re Merchant Services, by and between Insynegy Products Inc. and Litle & Co., dated August 3, 2012
10.5*

Executive Compensation Agreement between Sanford Lang and Insynergy Products Inc., dated February 2, 2010  (incorporated by reference to exhibit 10.6  Form S-1, file No. 333-179262, filed January 31, 2012)

10.6*

Executive Compensation Agreement between Martin Goldrod and Insynergy Products Inc., dated February 2, 2010  (incorporated by reference to exhibit 10.7  Form S-1, file No. 333-179262, filed January 31, 2012)

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management compensation agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insynergy Products, Inc.

By:	/s/ Sandford Lang
Sandford Lang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandford Lang Sandford Lang	Chief Executive Officer, Co-Founder and Director	March 28, 2014

/s/Martin Goldrod Martin Goldrod	President, Chief Financial Officer, COO and director	March 28, 2014

/s/ Mark Spallucci Mark Spallucci	Director	March 28, 2014