Form 10-Q
period 2014-03-31
Insynergy Products, Inc
filed 2014-05-15
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 9, 2014, the issuer had 19,760,683 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4
Statements of Operations for the Three Months ended March 31, 2014 and 2013 (unaudited)	5
Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 (unaudited)	6
Notes to the Financial Statements (unaudited)	7-10

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets:
Cash	$14,365	$8,398
Accounts receivable	3,000	-
Inventory	38,509	25,730
Prepaid consulting	54,412	-
Prepaid and other expenses	71,462	71,362
Total Current Assets	181,748	105,490

Deposit	10,610	10,610
Deferred stock option compensation	130,591	-
Property and equipment, net	64,274	72,596
Total Assets	$387,223	$188,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$122,683	$122,863
Other payable and accruals	30,024	10,593
Accrued compensation	121,853	92,332
Due to an officer	31,600	32,500
Notes payable	327,185	177,311
Accrued interest	10,016	6,964
Total Current Liabilities	643,361	442,563
Total Liabilities	643,361	442,563
Stockholders' Equity (Deficit):
Common stock par value $.001 300,000,000 shares authorized, 19,760,683 and 19,760,683 shares, issued, respectively	19,762	19,762
Additional paid in capital	4,615,910	4,419,476
Retained deficit	(4,891,810)	(4,693,105)
Total Stockholders' Equity (Deficit)	(256,138)	(253,867)
Total Liabilities and Stockholders' Equity (Deficit)	$387,223	$188,696

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues	$3,196	$7,268
Costs of goods sold	2,659	4,293
Gross margin	537	2,975

Operating Expenses:
Compensation expense	42,878	86,250
Advertising and promotion	28,896	25,115
Professional fees	20,319	269,840
General and administrative	103,244	122,913
Total operating expenses	195,337	504,118

Loss from operations	(194,800)	(501,143)

Other Income (Expense):
Interest expense	(3,905)	(1,820)
Gain on extinguishment of debt	-	7,930
Total other income (expense)	(3,905)	6,110

Net Loss	$(198,705)	$(495,033)

Loss per Share, Basic & Diluted	$(0.01)	$(0.03)
Weighted Average Shares Outstanding	19,760,683	16,611,723
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(198,705)	$(495,033)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	-	264,210
Stock option expense	10,882	-
Depreciation	8,322	10,667
Gain on extinguishment of debt	-	(7,930)
Interest expense on shareholder loan	549	124
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids & other assets	(100)	20,948
(Increase) in accounts receivable	(3,000)	-
Decrease in inventory	(12,779)	4,293
Increase / (decrease) in accounts payable	(180)	6,668
Increase in accrued expenses	19,431	1,427
Increase in accrued interest	3,052	1,613
Increase in accrued salary	29,521	112,500
Net Cash Used in Operating Activities	(143,007)	(80,513)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net Cash Used by Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	3,000
Officer advances	10,100	-
Repayment of officer advance	(11,000)	-
Payments on loan from shareholders	-	(4,900)
Proceeds from notes payable	159,425	25,000
Payments on notes payable	(9,551)	(3,187)
Net Cash Provided by Financing Activities	148,974	19,913
Net Increase (decrease) in Cash	5,967	(60,600)
Cash at Beginning of Period	8,398	67,860
Cash at End of Period	$14,365	$7,260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$107	$83
Franchise and Income Taxes	$-	$-
Supplemental disclosure of non-cash activities:
Issuance of stock options	$195,885	$-
Stock issued for accrued rent	$-	$30,000
Stock issued for prepaid rent	$-	$14,210

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2013 included on the Company’s Form 10-K. The results of the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2014.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit as of March 31, 2014 of $4,891,810, a working capital deficit of $461,613 and incurred a net loss of $198,705 for the three months ended March 31, 2014.

While the Company is attempting to increase operations and revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of debt and equity financing.  Management believes that the actions presently being taken to further implement its business plan and generate increased revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate increased revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Accordingly there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate increased revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of March 31, 2014 and December 31, 2013, the Company has $38,509 and $25,730, respectively of finished goods inventory.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	March 31, 2014	December 31, 2013
Furniture Fixtures & Equipment	$104,165	$104,165
Leasehold improvements	12,230	12,230
Less: accumulated depreciation	(52,121)	(43,799)
Fixed assets, net	$64,274	$72,596

During the year ended December 31, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production the Xsize sandal. Consequently the molds and tools used for the manufacturing of this product are of no future use to the Company and were returned to the distributer. The write off of the assets resulted in a $35,259 loss on disposal.

Depreciation expense

Depreciation expense for the three months ended March 31, 2014 and 2013 was $8,322 and $10,667, respectively.

NOTE 6 – NOTES PAYABLE

The Company has two non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated April 5, 2011 and is for $10,000. The second note is dated September 1, 2011 and is for $7,500.  The notes’ principle and interest are due three years from the date of issuance. As of March 31, 2014 total accrued interest on the notes is $2,983.

As of March 31, 2014, a shareholder advanced the Company a total of $97,500 for a short term loan. The loan accrues interest at 6% and is due on demand. As of March 31, 2014 total accrued interest on the loan is $5,306.

As of March 31, 2014, a shareholder advanced the Company a total $85,000 for a short term loan. The loan accrues interest at 6% and is due on demand. As of March 31, 2014 total accrued interest on the loan is $1,609.

As of March 31, 2014, the Company owed an individual $4,942. The loan accrues interest at 6% and is due on demand. The interest expense is recorded as additional paid in capital.

During the quarter ended March 31, 2014, the Company executed three separate promissory notes with a third party for total proceeds of $84,000. The loans are uncollateralized, bear interest at 3% and mature in six months. As of March 31, 2014 total accrued interest on the three notes was $119.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of March 31, 2014 and December 31, 2013 the loans have a balance of $38,243 and $7,369, respectively, they bear interest at 5.99% and are due within one year.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

During the three months ended March 31, 2014, the officer was repaid $11,000 and then advanced the Company an additional $10,100. The Company recognized $475 of interest expense on the loan. The expense was recorded as additional paid in capital.

NOTE 9 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to one of its service providers. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, .71% risk free rate, 125% volatility and expected life of the options of 3 years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. For the three months ended March 31, 2014, $10,882 has been amortized to expense.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2013	-	$-	$-

Issued	1,000,000	0.27	0.20
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 31, 2014	1,000,000	$0.27	$0.20

Exercisable, March 31, 2014	1,000,000	$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 3/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	2.94 years	$0.20

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other then noted below.

On April 18, 2014, the Company executed a promissory note for $25,000 with a thrid party. The note is uncollateralized, bears interest at 3% and is due within six months.

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

Results of Operation for the Three Months Ended March 31, 2014 and 2013

Revenues

For the three months ended March 31, 2014 the Company recorded revenues of $3,196 compared to $7,268 for the three months ended March 31, 2013. Cost of goods sold was $2,659, compared to $4,293 in the prior period. In the prior year revenue was generated from the sale of The Kruncher, a product which has since been discontinued. All revenue in the current period is from sales of the Best Ball.

Operating Expenses

For the three months ended March 31, 2014, the Company incurred compensation expense of $42,878 compared to $86,250 for the three months ended March 31, 2013, a decrease of $43,372 or 51%.  In mid 2013 the Company’s officers agreed to reduce their salaries.

For the three months ended March 31, 2014, the Company incurred $28,896 in advertising and promotional expense as compared to $25,115 for three months ended March 31, 2013, an increase of $3,781, or 15%. The increase is a result of increased spending on promotional activities for the Company’s many new products.

For the three months ended March 31, 2014, the Company incurred $20,319 in professional fees compared to $269,840 in the prior period. In the prior year the Company issued stock for legal services in the amount of $250,000. Not considering the stock issuance professional fees have actually increased in the current period due to increased accounting and audit fees.

For the three months ended March 31, 2014, the Company incurred $103,244 in general and administrative expense as compared to $122,913 for the same period in the prior year, a decrease of $19,669. The decrease can be attributed to a decrease in non cash expense of stock and options issued for services.

For the three months ended March 31, 2014, the Company recorded a net loss of $198,705 as compared to a net loss of $495,033 in the prior period, a $296,328, or 59% decrease. The decrease can be largely attributed to the $250,000 stock for services expense incurred in the prior year and lower compensation expense.

Liquidity and Capital Resources

During the three months ended March 31, 2014, net cash used by operating activities was $143,007 compared to $80,513 for the same period in the prior year.

Net cash flows from financing activities for the three months ended March 31, 2014 were $148,974 compared to $19,913 for the three months ended March 31, 2014.

On January 7, 2014, the Company received $35,000 from a shareholder as a short term loan to assist in funding operating costs. The loan accrues interest at 6% and is due on demand.

During the three months ended March 31, 2014, the Company issued three separate promissory notes with a third party totaling $84,000. The loans are uncollateralized, bear interest at 3% and mature in six months. The proceeds from the loans were used to fund operations during the quarter and satisfy outstanding liabilities.

The Company needs to locate investment capital sources and raise privately $1,000,000 to can initiate a Direct Marketing Campaign for its next products. These funds will be used for product testing, product manufacture, video production, air time purchase, and operation of the initial Marketing Campaign, and for overhead expenses and working capital.

Going Concern

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $4,891,810 as of March 31, 2014 and had a net loss of $198,705 for the three months ended March 31, 2014. The Company is dependent on obtaining additional working capital in order to continue to implement our business plan and our product campaign, and the source, availability and terms for such additional capital are uncertain at this date. If such additional capital is not obtained, and/or if the products selected for marketing prove to be unsuccessful, the Company may fail and be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2014.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Our two principle officers own 45.46% of our outstanding common stock and control the Company.

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

None.

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

INSYNERGY PRODUCTS, INC.

Dated: May 15, 2014	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Martin Goldrod Martin Goldrod Chief Financial Officer