Form 10-Q
period 2014-06-30
Insynergy Products, Inc
filed 2014-08-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2014

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

  Yes  [  ]        No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2014, the issuer had 21,919,940 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4
Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013 (unaudited)	5
Statements of Cash Flows for the Three and Six Months ended June 30, 2014 and 2013 (unaudited)	6
Notes to the Financial Statements (unaudited)	7-10

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets:
Cash	$29	$8,398
Inventory	81,647	25,730
Prepaid consulting	38,089	-
Prepaid and other expenses	60,585	71,362
Total Current Assets	180,350	105,490

Deposit	10,610	10,610
Deferred stock option compensation	130,591	-
Property and equipment, net	74,787	72,596
Total Assets	$396,338	$188,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$162,319	$122,863
Other payable and accruals	49,514	10,593
Accrued compensation	157,329	92,332
Due to an officer	31,900	32,500
Notes payable	253,777	177,311
Accrued interest	12,923	6,964
Total Current Liabilities	667,762	442,563
Total Liabilities	667,762	442,563
Stockholders' Equity (Deficit):
Common stock par value $.001 300,000,000 shares authorized, 20,673,183 and 19,760,683 shares, issued, respectively	20,675	19,762
Additional paid in capital	4,813,217	4,419,476
Retained deficit	(5,105,316)	(4,693,105)
Total Stockholders' Equity (Deficit)	(2,714,424)	(253,867)
Total Liabilities and Stockholders' Equity (Deficit)	$396,338	$188,696

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Revenues	$3,215	$13,808	$19	$6,540
Costs of goods sold	2,920	17,442	261	13,149
Gross margin	295	(3,634)	(242)	(6,609)

Operating Expenses:
Compensation expense	86,256	147,500	43,378	61,250
Advertising and promotion	67,092	69,385	38,196	44,270
Professional fees	31,409	293,005	11,090	23,165
General and administrative	218,297	257,171	115,053	134,258
Total operating expenses	403,054	767,061	207,717	262,943

Loss from operations	(402,759)	(770,695)	(207,959)	(269,552)

Other Income (Expense):
Interest expense	(9,452)	(4,666)	(5,547)	(2,846)
Gain on extinguishment of debt	-	120,862	-	112,932
Total other income (expense)	(9,452)	116,196	(5,547)	110,086

Net Loss	$(412,211)	$(654,499)	$(213,506)	$(159,466)

Loss per Share, Basic & Diluted	$(0.02)	$(0.04)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	19,849,426	17,061,330	19,937,194	17,505,996
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(412,211)	$(654,499)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	4,610	287,679
Stock option expense	27,205	-
Depreciation	17,548	19,395
Gain on extinguishment of debt	-	(120,862)
Inventory impairment	-	11,459
Contributed services	-	32,963
Interest expense on shareholder loan	1,094	200
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids & other assets	22,480	17,155
Decrease / (increase) in inventory	(55,917)	5,982
Increase accounts payable	39,458	15,941
Increase in accrued expenses	38,921	2,271
Increase in accrued interest	6,818	3,990
Increase in accrued salary	64,997	124,950
Net Cash Used in Operating Activities	(244,997)	(253,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,738)	(10,600)
Net Cash Used by Investing Activities	(19,738)	(10,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	103,000
Officer advances	10,400	-
Repayment of officer advance	(11,000)	-
Payments on loan from shareholders	-	(5,470)
Proceeds from notes payable	280,325	127,407
Payments on notes payable	(23,359)	(14,070)
Net Cash Provided by Financing Activities	256,366	210,867
Net Increase (decrease) in Cash	(8,369)	(53,109)
Cash at Beginning of Period	8,398	67,860
Cash at End of Period	$29	$14,751
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$107	$-
Franchise and Income Taxes	$-	$-
Supplemental disclosure of non-cash activities:
Issuance of stock options	$195,885	$-
Stock issued for conversion of debt	181,359	-
Stock issued for accrued rent	$-	$30,000
Forgiveness of related party debt	$-	$539,000

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2013 included on the Company’s Form 10-K. The results of the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2014.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company, as a public reporting company, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit as of June 30, 2014 of $5,105,316, a working capital deficit of $487,412 and incurred a net loss of $412,211 for the six months ended June 30, 2014.

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

NOTE 4 – INVENTORY

As of June 30, 2014 and December 31, 2013, the Company has $51,647 and $25,730, respectively, of finished goods inventory. As of June 30, 2014 there was also $30,000 of work in process.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2014	December 31, 2013
Furniture Fixtures & Equipment	$123,904	$104,165
Leasehold improvements	12,230	12,230
Less: accumulated depreciation	(61,347)	(43,799)
Fixed assets, net	$74,787	$72,596

During the year ended December 31, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production the Xsize sandal. Consequently the molds and tools used for the manufacturing of this product are of no future use to the Company and were returned to the distributer. The write off of the assets resulted in a $35,259 loss on disposal.

Depreciation expense

Depreciation expense for the six months ended June 30, 2014 and 2013 was $17,548 and $19,395, respectively.

NOTE 6 – NOTES PAYABLE

The Company has two non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated April 5, 2011 and is for $10,000. This note is currently past due. The second note is dated September 1, 2011 and is for $7,500.  The notes’ principle and interest are due three years from the date of issuance. As of June 30, 2014 total accrued interest on the notes is $3,251.

As of June 30, 2014, a shareholder advanced the Company a total of $98,900 for a short term loan. The loan accrues interest at 6% and is due on demand. As of June 30, 2014 total accrued interest on the loan is $6,765.

As of June 30, 2014, a shareholder advanced the Company a total of $85,000 for a short term loan. The loan accrues interest at 6% and is due on demand. As of June 30, 2014 total accrued interest on the loan is $2,881.

As of June 30, 2014, the Company owed an individual $4,942. The loan accrues interest at 6% and is due on demand. The interest expense is recorded as additional paid in capital.

During the period ended June 30, 2014, the Company executed multiple promissory notes with a third party for total proceeds of $203,500. The loans are uncollateralized, bear interest at 3% and mature in six months. On June 16, 2014 the Company converted $180,500 of principle and $859 of interest into 850,000 shares of common stock. As of June 30, 2014 total accrued interest on the remaining note dated June 18, 2014 for $23,000 was $23.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of June 30, 2014 and December 31, 2013 the loans have a balance of $24,435 and $7,369, respectively, they bear interest at 5.99% and are due within one year.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

As of December 31, 2013 the Company owed an officer $32,500. During the six months ended June 30, 2014, the officer was repaid $11,000 and then advanced the Company an additional $10,400. The Company has recognized $950 of interest expense on the loan for the six months ended June 30, 2014. The expense was recorded as additional paid in capital.

NOTE 9 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to one of its service providers. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.71% risk free rate, 125% volatility and expected life of the options of 3 years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. For the six months ended June 30, 2014, $27,206 has been amortized to expense.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2013	-	$-	$-

Issued	1,000,000	0.27	0.20
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2014	1,000,000	$0.27	$0.20

Exercisable, June 30, 2014	1,000,000	$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 6/30/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	2.5 years	$0.20

NOTE 10 – COMMON STOCK

On May 9, 2014, the Company issued 62,500 shares of common stock for services. The shares were valued at $0.26 for a total non-cash expense of $16,313, $11,702 of which was booked to prepaid expense for marketing services. The fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase and the conversion of debt transaction in the period.

On June 16, 2014 the Company converted $180,500 of principle and $859 of interest into 850,000 shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than noted below.

On July 1, 2014, the Board of Directors approved a consulting agreement with Namford Enterprises. The terms of the agreement required the Company to issue 1,111,617 shares of common stock as compensation for the agreed upon services. The shares were valued at $0.37 for a total non-cash expense of $411,298 to be amortized over the six month term of the contract.

On July 10, 2014, the Company sold 135,140 shares to an investor for total cash proceeds of $50,000.

 In this report references to “Insynergy,” “the Company,” “we,” “us,” and “our” refer to Insynergy Products, Inc.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “intend,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

We will license products from the inventor or owner of the product, with license fees paid on collected revenue from the sales of the product, net of returns and allowances.  Typical license fees run between 2% and 4% of net sales for sales generated over television and the internet, and if the Company is able to then take the product for distribution to traditional brick and mortar outlets for further sales, an increased license fee of between 4% and 6% is typically paid.  The license rights typically run for between 24 and 36 months, and are generally renewable. Products may or may not have patent protection, copyright protection, and/or trademark protection.

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

Two of the current products selected by the Company are in the area of fitness and we have executed licensing agreements for both products.  One product is a fitness product called the Best Ball.  The Best Ball is a 65cm rubber gym ball which provides progressive stability and progressive resistance.  Using it may increase core strength, balance and flexibility.  A workout DVD and pump is included in the package.

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

During the first quarter of 2014 the Company shot a two minute television spot for a plumbing product designed to clear most normal clogs in your kitchen sink, bathroom sink, tub, shower and toilet.  It even is designed to work through disposals. This product is made entirely in the US. This product was developed by the Company and, therefore, gives us worldwide rights.  The product is currently being manufactured and a marketing campaign is planned for the third and fourth quarters of 2014.  We expect a strong second half of 2014 based on this product alone.

Another product expected to generate revenue in early 2015 is a haircare product that straightens curly and frizzy hair and, we believe, will be effective for a two to three month period.  We anticipate shooting a 30 minute infomercial in early 2015 to market this product.

Results of Operation for the Three Months Ended June 30, 2014 and 2013

Revenues

For the three months ended June 30, 2014 the Company recorded revenues of $19 compared to $6,540 for the three months ended June 30, 2013. Cost of goods sold was $261, compared to $13,149 in the prior period. In the prior year revenue was generated from the sale of The Kruncher, a product which has since been discontinued.

Operating Expenses

For the three months ended June 30, 2014, the Company incurred compensation expense of $43,378 compared to $61,250 for the three months ended June 30, 2013, a decrease of $17,872 or 29%.  In mid-2013 the Company’s officers agreed to reduce their salaries.

For the three months ended June 30, 2014, the Company incurred $38,196 in advertising and promotional expense as compared to $44,270 for three months ended June 30, 2013, a decrease of $6,074, or 13.7%. The decrease is a result of the timing of spending on promotional activities for the Company’s many new products.

For the three months ended June 30, 2014, the Company incurred $11,090 in professional fees compared to $23,165 in the prior period.

For the three months ended June 30, 2014, the Company incurred $115,053 in general and administrative expense as compared to $134,258 for the same period in the prior year, a decrease of $19,205. The decrease can be attributed to a decrease in non-cash expense of stock issued for services.

For the three months ended June 30, 2014, the Company recorded a net loss of $213,506 as compared to a net loss of $159,466 in the prior period, a $54,040, or 33.8% increase. The increase in net loss can be attributed to a $112,932 gain on extinguishment of debt that was recorded in the prior year decreasing that period’s loss.

Results of Operation for the Six Months Ended June 30, 2014 and 2013

Revenues

For the six months ended June 30, 2014 the Company recorded revenues of $3,215 compared to $13,808 for the six months ended June 30, 2013. Cost of goods sold was $2,920, compared to $17,442 in the prior period. In the prior year revenue was generated from the sale of The Kruncher, a product which has since been discontinued. All revenue in the current period is from sales of the Best Ball.

Operating Expenses

For the six months ended June 30, 2014, the Company incurred compensation expense of $86,256 compared to $147,500 for the six months ended June 30, 2013, a decrease of $61,244 or 41.5%.  In mid-2013 the Company’s officers agreed to reduce their salaries.

For the six months ended June 30, 2014, the Company incurred $67,092 in advertising and promotional expense as compared to $69,385 for six months ended June 30, 2013, a decrease of $2,293, or 3.3%.

For the six months ended June 30, 2014, the Company incurred $31,409 in professional fees compared to $293,005 in the prior period. In the prior year the Company issued stock for legal services in the amount of $250,000. Not considering the stock issuance, professional fees have actually increased in the current period due to increased accounting and audit fees.

For the six months ended June 30, 2014, the Company incurred $218,297 in general and administrative expense as compared to $257,171 for the same period in the prior year, a decrease of $38,874 or 15%. The decrease can be attributed to a decrease in non-cash expense of stock and options issued for services.

For the six months ended June 30, 2014, the Company recorded a net loss of $412,211 as compared to a net loss of $654,499 in the prior period, a $242,288, or 37% decrease. The decrease can be largely attributed to the $250,000 stock for services expense incurred in the prior year and lower compensation expense.

Liquidity and Capital Resources

During the six months ended June 30, 2014 the Company relied upon advances from management and proceeds from notes payable for operations.  In addition, the Company issued shares of common stock for services and cash (See Part II, Item 2, below.)

During the six months ended June 30, 2014, net cash used by operating activities was $244,997 compared to $253,376 for the same period in the prior year.

Net cash flows from financing activities for the six months ended June 30, 2014 were $256,366 compared to $210,867 for the six months ended June 30, 2014.

On January 7, 2014, the Company received $35,000 from a shareholder as a short term loan to assist in funding operating costs. The loan accrues interest at 6% and is due on demand.

During the three months ended March 31, 2014, the Company issued three separate promissory notes with a third party totaling $84,000. The loans are uncollateralized, bear interest at 3% and mature in six months.  During the second quarter an additional $119,500 was loaned to the Company with the same terms. The proceeds from the loans were used to fund operations during the quarter and satisfy outstanding liabilities. On June 16, 2014 the Company converted $180,500 of these loans and $859 of interest into 850,000 shares of common stock.

The Company needs to locate investment capital sources and raise privately $1,000,000 which will be used for product testing, product manufacture, video production, air time purchase, and operation of the initial marketing campaigns, and for overhead expenses and working capital.

Going Concern

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $5,105,316 as of June 30, 2014 and had a net loss of $412,211 for the six months ended June 30, 2014. The Company is dependent on obtaining additional working capital in order to continue to implement our business plan and our product campaign, and the source, availability and terms for such additional capital are uncertain at this date. If such additional capital is not obtained, and/or if the products selected for marketing prove to be unsuccessful, the Company may fail and be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended June 30, 2014.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Currently, we are dependent upon external financing to fund our operations.  We project that the Company will need approximately $1,000,000 in additional working capital to meet short term liquidity requirements over the next 12 months.  Of this sum, approximately $50,000 is estimated to be required to fund our public reporting requirements. It is imperative that we obtain this external financing to finance ongoing operations. We currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available or available on commercially reasonable terms.

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

The Company is deemed to have exited the development stage at December 31, 2012 as it has begun planned principle operations. Our business and prospects are difficult to evaluate because we have minimal operating history.  An investment in us should be considered a high-risk investment where you could lose your entire investment.

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

Our two principle officers own 41.0% of our outstanding common stock and control the Company.

Our two principle officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 41.0% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2014, the Company issued 62,500 shares of common stock to Full Service Marketing for services. The shares were valued at $0.26 for a total non-cash expense of $16,313.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On June 16, 2014 the Company issued 850,000 shares of common stock to an investor in conversion of $180,500 of principle and $859 of interest.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On July 1, 2014, the Board of Directors approved a consulting agreement with Namford Enterprises. The terms of the agreement required the Company to issue 1,111,617 shares of common stock as compensation for the agreed upon services. The shares were valued at $0.37 for a total non-cash expense of $411,298.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On July 10, 2014, the Company sold 135,140 shares of common stock to an investor for total cash proceeds of $50,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

INSYNERGY PRODUCTS, INC.

Dated: August 14, 2014	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Martin Goldrod Martin Goldrod Chief Financial Officer