Form 10-Q
period 2014-09-30
Insynergy Products, Inc
filed 2014-11-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 7, 2014, the issuer had 23,005,856 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4
Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013 (unaudited)	5
Statements of Cash Flows for the Three and Nine Months ended September 30, 2014 and 2013 (unaudited)	6
Notes to the Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets:
Cash	$855	$8,398
Inventory	129,764	25,730
Prepaid consulting	65,295	-
Prepaid and other expenses	294,447	71,362
Total Current Assets	490,361	105,490

Deposit	10,610	10,610
Deferred stock option compensation	87,060	-
Property and equipment, net	103,074	72,596
Total Assets	$691,105	$188,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$122,545	$122,863
Other payable and accruals	150,070	10,593
Accrued compensation	86,903	92,332
Due to an officer	10,000	32,500
Notes payable	331,194	177,311
Accrued interest	16,953	6,964
Total Current Liabilities	717,665	442,563
Note payable – non current	10,000	-
Total Liabilities	727,665	442,563
Stockholders' Equity (Deficit):
Common stock par value $.001 300,000,000 shares authorized, 21,615,698 and 19,760,683 shares, issued, respectively	21,618	19,762
Additional paid in capital	5,426,636	4,419,476
Retained deficit	(5,484,814)	(4,693,105)
Total Stockholders' Equity (Deficit)	(36,560)	(253,867)
Total Liabilities and Stockholders' Equity (Deficit)	$691,105	$188,696

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Revenues	$7,877	$23,421	$4,662	$9,613
Costs of goods sold	3,584	53,655	664	36,213
Gross margin	4,293	(30,234)	3,998	(26,600)

Operating Expenses:
Compensation expense	165,644	216,207	39,561	68,707
Advertising and promotion	77,263	205,966	10,171	136,581
Professional fees	54,434	312,420	23,025	19,415
General and administrative	483,995	380,013	305,525	122,842
Total operating expenses	781,336	1,114,606	378,282	347,545

Loss from operations	(777,043)	(1,144,840)	(374,284)	(374,145)

Other Income (Expense):
Interest expense	(14,666)	(7,754)	(5,214)	(3,088)
Loss on disposal of assets	-	(35,259)	-	(35,259)
Other income	-	2,600	-	2,600
Gain on extinguishment of debt	-	120,862	-	-
Total other income (expense)	(14,666)	80,449	(5,214)	(35,747)

Net Loss	$(791,709)	$(1,064,391)	$(379,498)	$(409,892)

Loss per Share, Basic & Diluted	$(0.04)	$(0.06)	$(0.02)	$(0.02)
Weighted Average Shares Outstanding	20,501,232	17,470,863	21,783,591	18,279,971
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS (unaudited)
	For the Nine Months Ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(791,709)	$(1,064,391)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	207,300	287,682
Stock option expense	43,530	-
Depreciation	29,476	25,843
Gain on extinguishment of debt	-	(120,862)
Loss on disposal of assets	-	35,259
Inventory impairment	-	45,397
Contributed services	-	32,963
Interest expense on shareholder loan	1,423	275
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids & other assets	(25,006)	25,924
Decrease / (increase) in inventory	(104,034)	60,257
Increase accounts payable	(318)	10,109
Increase in accrued expenses	187,623	2,373
Increase in accrued interest	10,848	6,851
Increase in accrued salary	96,395	130,383
Net Cash Used in Operating Activities	(344,472)	(521,937)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,954)	(40,457)
Net Cash Used by Investing Activities	(59,954)	(40,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	75,000	228,000
Officer advances	10,400	-
Repayment of officer advance	(32,900)	-
Payments on loan from shareholders	-	(5,470)
Proceeds from notes payable	376,847	412,742
Payments on notes payable	(32,464)	(123,196)
Net Cash Provided by Financing Activities	396,883	512,076
Net Increase (decrease) in Cash	(7,543)	(50,318)
Cash at Beginning of Period	8,398	67,860
Cash at End of Period	$855	$17,542
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$107	$-
Franchise and Income Taxes	$-	$-
Supplemental disclosure of non-cash activities:
Issuance of stock options	$195,885	$-
Stock issued for conversion of debt	$181,359	$-
Stock issued for accrued and prepaid rent	$127,938	$49,260
Forgiveness of related party debt	$149,970	$539,000

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2013 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2014.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit as of September 30, 2014 of $5,484,814, a working capital deficit of $227,304 and incurred a net loss of $791,709 for the nine months ended September 30, 2014.

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

NOTE 4 – INVENTORY

As of September 30, 2014 and December 31, 2013, the Company has $124,764 and $25,730, respectively, of finished goods inventory. As of September 30, 2014 there was also $5,000 of work in process.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2014	December 31, 2013
Furniture Fixtures & Equipment	$164,120	$104,165
Leasehold improvements	12,230	12,230
Less: accumulated depreciation	(73,276)	(43,799)
Fixed assets, net	$103,074	$72,596

During the year ended December 31, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production the Xsize sandal. Consequently the molds and tools used for the manufacturing of this product are of no future use to the Company and were returned to the distributer. The write off of the assets resulted in a $35,259 loss on disposal.

Depreciation expense

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $29,476 and $19,395, respectively.

NOTE 6 – NOTES PAYABLE

The Company has two non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated April 5, 2011, is for $10,000 and is due April 4, 2017. The second note is dated September 1, 2011 and is for $7,500. The notes’ principal and interest are due three years from the date of issuance. As of September 30, 2014 total accrued interest on the notes is $3,520.

As of September 30, 2014, a shareholder advanced the Company a total of $98,900 for a short term loan. The loan accrues interest at 6% and is due on demand. As of September 30, 2014 total accrued interest on the loan is $8,260.

As of September 30, 2014, a shareholder advanced the Company a total of $85,000 for a short term loan. The loan accrues interest at 6% and is due on demand. As of September 30, 2014 total accrued interest on the loan is $4,166.

As of September 30, 2014, the Company owed an individual $4,942. The loan accrues interest at 6% and is due on demand. The interest expense is recorded as additional paid in capital.

During the period ended September 30, 2014, the Company executed multiple promissory notes with Mr. Kenneth Tran for total proceeds of $203,500. The loans are uncollateralized, bear interest at 3% and mature in six months. On June 16, 2014 the Company converted $180,500 of principal and $859 of interest into 850,000 shares of common stock. As of September 30, 2014 total accrued interest on the remaining note dated June 18, 2014 for $23,000 was $374. During the third quarter two new loans were made to the Company for a total of $89,000. As of September 30, 2014 accrued interest on these two loans is $632. Subsequent to September 30, 2014, all loans were converted into shares of common stock.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of September 30, 2014 and December 31, 2013 the loans have a balance of $22,852 and $7,369, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

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

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following. $1 per Spidercore unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the Spidercore product.

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

As of December 31, 2013 the Company owed an officer $32,500. During the nine months ended September 30, 2014, the officer advanced the Company an additional $10,400 and was repaid $32,900. The Company has recognized $1,128 of interest expense on the loan for the nine months ended September 30, 2014. The expense was recorded as additional paid in capital.

On September 30, 2014, the two officers of the Company agreed to forgive all of their accrued compensation. As a result the Company recorded $149,970 to additional paid in capital.

NOTE 9 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to one of its service providers. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.71% risk free rate, 125% volatility and expected life of the options of 3 years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. For the nine months ended September 30, 2014, $43,530 has been amortized to expense.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2013	-	$-	$-

Issued	1,000,000	0.27	0.20
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, September 30, 2014	1,000,000	$0.27	$0.20

Exercisable, September 30, 2014	1,000,000	$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 9/30/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	2.3 years	$0.20

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

On June 16, 2014 the Company converted $180,500 of principal and $859 of interest into 850,000 shares of common stock.

On August 29, 2014, the Company cancelled 380,000 shares of common stock, that had been issued in a prior period for services, for non-performance of the agreed upon services.

On September 10, 2014, the Company sold 135,140 shares of common stock to an investor for cash proceeds of $50,000.

On September 15, 2014, the Company sold 75,758 shares of common stock to an investor for cash proceeds of $25,000.

On September 30, 2014, the Company issued 1,111,617 shares of common stock for services. The shares were valued at $0.35 for a total non-cash expense of $389,066, $194,533 of which was booked to prepaid expense for consulting services. The fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period. The compensation stock shall be non-dilutable for a period of twenty four (24) months following the end of the term of the agreement.

NOTE 11 – SUBSEQUENT EVENTS

On October 8, 2014, the Company executed a promissory note with an investor for an additional $50,000, The Company then converted this loan, in addition to the $112,000 in loans already outstanding into 980,000 shares of common stock.

On October 20, 2014, the Company executed a promissory note with an investor for $69,000. The note bears interest at 3% and matures in six months. This loan was converted into 363,158 shares of common stock.

On October 15, 2014, the Company sold 10,000 shares of common stock for cash proceeds of $3,000.

On October 15, 2014, the Company’s Board of Directors approved the issuance of 37,000 shares of common stock to a third party in order to extend, for one year, its agreement for a product.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than noted above.

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

Initial Products to Be Marketed

During the year ended December 31, 2013, the Company entered into eight new licensing agreements with various third parties.  The Agreements were with Shifferaw LLC, Hanamade, Concept One International, Charles Perez, Pineapple Planet, Inc. and Guinness Design, LLC.  Of the eight Agreements, we have already produced two television spots, Best Ball (Concept One International) and Scrub n Slide (Charles Perez).  We have tested both spots and will be making some changes to both.  The remaining six products are still in the development stage.  Each agreement provides the Company with the exclusive rights to market and sell the product and has an initial two year term with automatic one year renewals if the terms of the agreement are met. The agreements require the Company to satisfy minimum number of units sold and/or royalty payments.

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

We have a License Agreement for the Best Ball covering World Wide rights through the term of the License Agreement, giving us the exclusive Worldwide right to advertise, promote, market, manufacturer, distribute, sell and exploit the product in any and all media, means, markets and channels of trade and distribution. The initial term may be renewed annually provided a minimum number of units are sold at a minimum price over each period.  Management believes the Company’s net profit may range up to 40%, but there is, of course, no assurance that the product will be successful or produce significant profits.

The other product to be released by Insynergy is a patented fitness product called Spidercore which was invented by a medical doctor who developed it because he was not satisfied with the physical therapy he was receiving after back surgery and felt he could develop a better protocol.  It will come with a basic workout DVD.   Additional DVD’s will be available for more advanced workouts.  We have gone to a third party to test Spidercore for 10 weeks with very positive results.  Many of the participants in this program have lost both weight and inches.  We have shot video testimonials and will incorporate this footage into the 30 minute infomercial to be shot in the near future.

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

During the first quarter of 2014 the Company shot a two minute television spot for our plumbing product called Plumber’s Hero designed to clear most normal clogs in your kitchen sink, bathroom sink, tub, shower and toilet.  It even is designed to work through disposals. This product is made entirely in the US. This product was developed by the Company and, therefore, gives us worldwide rights.  The product is currently being manufactured and a marketing campaign is planned for the fourth quarter of 2014.  We are currently running our two minute spot on television and we are presenting Plumber’s Hero to many of the top retailers in the US.  To date, the reaction from these retailers has been very favorable and we are going through the process of becoming a vendor with them.  We believe we will start to receive purchase orders in the fourth quarter of 2014 for delivery of product the beginning of 2015.

Another product expected to generate revenue in early 2015 is a hair care product called American Blowout that straightens curly and frizzy hair and, we believe, will be effective for a two to three month period.  We anticipate shooting a 30 minute infomercial in early 2015 to market this product.

Results of Operation for the Three Months Ended September 30, 2014 and 2013

Revenues

For the three months ended September 30, 2014 the Company recorded revenues of $4,662 compared to $9,613 for the three months ended September 30, 2013. Cost of goods sold was $664, compared to $36,213 in the prior period. In the prior year revenue was generated from the sale of The Kruncher, a product which has since been discontinued, while in the current period revenue was generated from our new Plumbers Hero product. In the prior period cost of goods sold included $33,938 of impairment expense for the write down of inventory.

Operating Expenses

For the three months ended September 30, 2014, the Company incurred compensation expense of $39,561 compared to $68,707 for the three months ended September 30, 2013, a decrease of $29,146.

For the three months ended September 30, 2014, the Company incurred $10,171 in advertising and promotional expense as compared to $136,581 for three months ended September 30, 2013, a decrease of $126,410, or 92.5%. The decrease is a result of the timing of spending on promotional activities for the Company’s many new products.

For the three months ended September 30, 2014, the Company incurred $23,025 in professional fees compared to $19,415 in the prior period. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the three months ended September 30, 2014, the Company incurred $305,525 in general and administrative expense as compared to $122,842 for the same period in the prior year, an increase of $182,683. The increase can be attributed to an increase in non-cash expense of stock issued for services.

For the three months ended September 30, 2014, the Company recorded a net loss of $379,498 as compared to a net loss of $409,892 in the prior period, a $30,394, or 7.5% decrease. The decrease in net loss can be attributed to a $35,259 loss on the disposal of asset that was recorded in the prior year increasing that period’s loss.

Results of Operation for the Nine Months Ended September 30, 2014 and 2013

Revenues

For the nine months ended September 30, 2014 the Company recorded revenues of $7,877 compared to $23,421 for the nine months ended September 30, 2013. Cost of goods sold was $3,584, compared to $53,655 in the prior period. In the prior year revenue was generated from the sale of The Kruncher, a product which has since been discontinued, while in the current period revenue was generated from our new Plumbers Hero product. In the prior period cost of goods sold included $45,397 of impairment expense for the write down of inventory.

Operating Expenses

For the nine months ended September 30, 2014, the Company incurred compensation expense of $165,644 compared to $216,207 for the nine months ended September 30, 2013, a decrease of $50,563 or 23.3%.  In mid-2013 the Company’s officers agreed to reduce their salaries.

For the nine months ended September 30, 2014, the Company incurred $77,263 in advertising and promotional expense as compared to $205,966 for nine months ended September 30, 2013, a decrease of $128,703, or 62%. The decrease is a result of the timing of spending on promotional activities for the Company’s many new products.

For the nine months ended September 30, 2014, the Company incurred $54,434 in professional fees compared to $312,420 in the prior period. In the prior year the Company issued stock for legal services in the amount of $250,000. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the nine months ended September 30, 2014, the Company incurred $483,995 in general and administrative expense as compared to $380,013 for the same period in the prior year, an increase of $103,982 or 27%. The increase can be attributed to an increase in non-cash expense of stock issued for services.

For the nine months ended September 30, 2014, the Company recorded a net loss of $791,709 as compared to a net loss of $1,064,391 in the prior period, a $272,682 or 25.6% decrease. The decrease can be largely attributed to the $250,000 stock for services expense incurred in the prior year and lower compensation expense.

Liquidity and Capital Resources

During the nine months ended September 30, 2014 the Company relied upon advances from management and proceeds from notes payable for operations.  In addition, the Company issued shares of common stock for services and cash (See Part II, Item 2, below.)

During the nine months ended September 30, 2014, net cash used by operating activities was $344,472 compared to $521,937 for the same period in the prior year.

Net cash flows from financing activities for the nine months ended September 30, 2014 were $396,883 compared to $512,076 for the nine months ended September 30, 2014.  We received $75,000 from the issuance of 210,898 shares of common stock, $10,400 from advances from an officer and $376,847 from the issuance of notes payable.

The Company needs to locate investment capital sources and raise privately $1,000,000 which will be used for product testing, product manufacture, video production, air time purchase, and operation of the initial marketing campaigns, and for overhead expenses and working capital.

Obligations and Commitments

On January 7, 2014, the Company received $35,000 from Paul Berchin for a short term loan to assist in funding operating costs. The loan accrues interest at 6% and is due on demand.

During the three months ended March 31, 2014, the Company issued three separate promissory notes to Kenneth Tran, a non-related third party, totaling $84,000. The loans are uncollateralized, bear interest at 3% and mature in six months.  During the second quarter an additional $119,500 was loaned to the Company with the same terms. The proceeds from the loans were used to fund operations during the quarter and satisfy outstanding liabilities. On June 16, 2014 the Company converted $180,500 of these loans and $859 of interest into 850,000 shares of common stock. On August 6, 2014 and September 2, 2014 an additional $50,000 and $39,000, respectively was loaned to the company under the same terms. These loans were converted to common stock on October 8, 2014.

On July 9, 2014, the Board of Directors approved an investment arrangement with Steven Chao, a non-related third party. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following. $1 per Spidercore unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the Spidercore product.

On October 3, 2014, the Company executed a promissory note with Kenneth Tran for $50,000. The note bears interest at 3% and matures in six months. This loan was converted to common stock on October 8, 2014.

On October 20, 2014, the Company executed a promissory note with Kenneth Tran for $69,000. The note bears interest at 3% and matures in six months. This loan was converted into 363,158 shares of common stock.

As of December 31, 2013 the Company owed its CEO, Sandy Lang $32,500. During the nine months ended September 30, 2014, he advanced the Company an additional $10,400 and was repaid $32,900, leaving a balance due as of September 30, 2014 of $10,000.

Going Concern

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $5,484,814 as of September 30, 2014 and had a net loss of $791,709 for the nine months ended September 30, 2014. The Company is dependent on obtaining additional working capital in order to continue to implement our business plan and our product campaign, and the source, availability and terms for such additional capital are uncertain at this date. If such additional capital is not obtained, and/or if the products selected for marketing prove to be unsuccessful, the Company may fail and be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2014.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Some of our future Direct Response Marketing Campaigns will no doubt fail, and have failed.  Direct Response Marketing products can fail due to many reasons, including no perceived need for the product, other competing products provide better solutions or are better priced, the product price is too high, the infomercial is unconvincing, the wrong time slot or market segment is selected for broadcast, and  for a variety of other reasons.  Larger trends, such as a recessionary economy, less discretionary purchasing power in the hands of consumers, more restrictive credit and higher rates on credit cards, also can discourage sales and cause a campaign to fail.  Operational issues can also cause a campaign to fail, such as too low a price markup, poor quality resulting in high returns; a lack of sufficient capital to purchase sufficient inventory, or failure by sub-contractors to properly carry out their responsibilities for manufacturer, order taking, and fulfillment.

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

On June 16, 2014 the Company issued 850,000 shares of common stock to Kenneth Tran, in conversion of $180,500 of principal and $859 of interest.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On July 1, 2014, the Board of Directors approved a consulting agreement with Namfrod Enterprises, for consulting services. The terms of the agreement required the Company to issue 1,111,617 shares of common stock as compensation for the agreed upon services. The shares were valued at $0.35 for a total non-cash expense of $389,066.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On July 10, 2014, the Company sold 135,140 shares of common stock to Steven Chao for total cash proceeds of $50,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On September 15, 2014, the Company sold 75,758 shares of common stock to Ron Ellison, for total cash proceeds of $25,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 8, 2014, the Company converted debt of $162,000 due to Kenneth Tran by issuing 980,000 shares of common stock to MMM Industries LLC per Mr. Tran’s instructions. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 15, 2014, the Company sold 10,000 shares of common stock to Jessie Aquilar for cash proceeds of $3,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 15, 2014, the Company’s Board of Directors approved the issuance of 37,000 shares of common stock to a iCore Health in order to extend, for one year, its agreement for Spidicore.  All shares will be privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 20, 2014, the Company converted debt of $69,000 by issuing 363,158 shares of common stock to Kenneth Tran.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

INSYNERGY PRODUCTS, INC.

Dated: November 14, 2014	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Martin Goldrod Martin Goldrod Chief Financial Officer