Form 10-K
period 2014-12-31
Insynergy Products, Inc
filed 2015-04-13
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]        No  [X]

The aggregate market value of the 9,992,863 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price ($1.00) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 27, 2014) was approximately $9,992,863.

At April 3, 2015, there were 26,234,368 shares of the registrant’s common stock outstanding.

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

We will license products from the inventor or owner of the product, with license fees paid on collected revenue from the sales of the product, net of returns and allowances.  Typical license fees run between 2% and 4% of net sales for sales generated over television and the web, and if the Company is able to then take the product for distribution to traditional brick and mortar outlets for further sales, an increased license fee of between 4% and 6% is typically paid.  The license rights typically run for between 24 and 36 months, and are generally renewable. Products may or may not have patent protection, copyright protection, and/or trademark protection.

Products to Be Marketed

During the year ended December 31, 2014, the Company centered its efforts on four products; the Plumber’s Hero, a product that clears normal clogs in the home, a fitness product, a hair straightening product and a golf training aid for putting.

Our exclusive License Agreement gives us worldwide rights to advertise, promote, market, manufacture, distribute, sell and/or exploit the product in any and all media, means and markets and all channels of trade and distribution now known or hereafter devised.

The Plumber’s Hero kit comes with a canister containing twenty applications of the Plumber’s Hero formula, one large and one small rubber drain cover to work on kitchen sinks, including double sinks with a disposal, bathroom, shower and tub drains, as well as an extension handle for use in the toilet.

Two minute, one minute and thirty second commercials have been shot and the marketing campaign began the later part of 2014 and is currently still running.  Also during the later part of 2014 and the beginning of 2015, the Plumber’s Hero product and commercial was shown to all the major domestic retailers and was met very favorably.  The Company has already been approved to become a vendor with most of the major retailers and in the first quarter of 2015 has begun shipping product and generating revenue.  This should continue throughout 2015 and beyond.

Our patented fitness product was invented by a renown medical doctor who developed the product for physical therapy after undergoing back surgery and feeling he could develop a better protocol for recovery. Many elements of a thirty minute infomercial have already been shot and the show should be completed before mid-year and marketing begin shortly thereafter.

The hair straightening product, which is a natural product that does not contain formaldehyde, can be applied at home and should keep hair straight two to three months on average.  This will be a thirty minute infomercial, some of which has already been shot. The Company looks to market this product the second half of 2015.

The fourth product scheduled to be available in 2015 is a golf training aid for improving ones putting and was developed by a former winner on the Champions Tour. Prototypes of the product have been shown to some current touring professionals and been met by a very positive response.

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

The Company will subcontract out to independent third parties the telephone marketing functions associated with a campaign for each product. Initially, the Company has contracted for Teleperformance (“Teleperformance”) to provide this function, although many other companies are available to undertake this roll at competitive pricing, and the Company may use others in the future.

Based on our contract with Teleperformance, inbound calls are billed at $0.15 per connect minute with a $0.35 per order processing fee for all phone orders. There is also a set-up and development fee of $750 for the IVR application and a one-time programming, training and set-up fee of $1,000 for live operator services.

Manufacture of Products

The Company will out-source the manufacture of products it markets to independent third party companies. The Company has had discussions with several mainland China manufacturers, for the manufacture of products.  Unless presented with a Letter of Credit, a mainland China manufacturer generally requires 30% as down payment to begin manufacturing and the balance when the product is ready to ship.  Management believes there are many sources for manufacturing in China, and elsewhere offshore, which are generally dependable and reasonably priced.  However, the product, Plumber’s Hero, is 100% manufactured in the United States.

Fulfillment of Orders

Fulfillment involves the storage of inventory, acceptance of order information, boxing and shipping out of products, and dealing with questions, order status, complaints, returns and allowances on products, and maintaining proper records. The fulfillment function on each product will be sub-contracted out to independent third party companies.

Initially, the Company has contracted for Moulton Logistics to provide this function, although many other companies are available to undertake this role at competitive prices, and the Company may use others in the future.

Moulton Logistics is headquartered in Van Nuys, California, close to the Los Angeles and Long Beach ports and is also close to the Company’s offices. They specialize in order taking and fulfillment for Direct Marketing Response Products.  Moulton Logistics can provide a full range of fulfillment services including a full call center, full service direct mail, real-time online inventory reports, database management, continuity programs, Electronic Data Interchange for retail fulfillment and drop shipping, among others.

The Company’s contract with Moulton Logistics provides for a Data Base/Order Processing/Maintenance Fee on each customer transaction, a per transaction fee on credit card and e-check transactions, and a per transaction fee plus separate SKU fees and per cubic foot fees for packaging and shipping.

Credit Card Transactions

Sales orders for Direct Response Marketing Programs are typically taken using credit cards. The Company has contracted for credit card processing of sales orders on products with BluePay, an independent third party company.  BluePay powers payment processing for companies that sell direct to consumers through internet retail, online services, direct response marketing and multichannel retail.

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

Competition

There is significant competition in the Direct Response Marketing industry from both small and large companies since there are really no barriers to entry.  As a result, there are literally hundreds of direct response companies that operate in the U.S. and offer a wide variety of products across all categories of consumer goods.

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

Patents, Trademarks, Copyrights

The Company may file registrations for such patents, trademarks, or copyrights, as it deems commercially prudent from time to time.  The name “Plumber’s Hero” is trademarked.

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

Emerging Growth Company Status.

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

Currently, we are dependent upon external financing to fund our operations.  We project that the Company will need over the next 12 months approximately $1,000,000 in “additional working capital” to meet short term liquidity requirements. By the end of the first quarter 2015, we expect to have an accounts receivable in excess of $1,000,000. It is imperative that we obtain additional financing to finance ongoing operations. We currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available or available on commercially reasonable terms.

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

Some of our future Direct Response Marketing Campaigns will no doubt fail.  Direct Response Marketing products can fail due to many reasons, including no perceived need for the product, other competing products provide better solutions or are better priced, the product price is too high, the infomercial is unconvincing, the wrong time slot or market segment is selected for broadcast, and  for a variety of other reasons.  Larger trends, such as a recessionary economy, less discretionary purchasing power in the hands of consumers, more restrictive credit and higher rates on credit cards, also can discourage sales and cause a campaign to fail.  Operational issues can also cause a campaign to fail, such as too low a price markup, poor quality resulting in high returns; a lack of sufficient capital to purchase sufficient inventory, or failure by subcontractors to properly carry out their responsibilities for manufacturer, order taking, and fulfillment.

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

With no significant operating history it is difficult to evaluate our Company.

The Company was deemed to have exited the development stage at December 31, 2012 as it had begun planned principle operations. Our business and prospects are difficult to evaluate because we have minimal operating history.  An investment in us should be considered a high-risk investment where you could lose your entire investment.

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

Our two principle executive officers in the aggregate own 36.2% of our outstanding common stock and control the Company.

Our two principle executive officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 36.2% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

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

Item 2.  PROPERTIES

Our principal offices are located at 4705 Laurel Canyon Blvd., Suite 205, Studio City, California, 91607. The property is leased from Studio City Plaza Title Holding Co. LLC, an unaffiliated third party, on a long term lease basis with 14 remaining months to run. The monthly lease payments are approximately $6,500. The Company considers the space to be adequate for the next several years.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTCMarkets Pink under the symbol “ISYG.”  The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2014 and 2013 as reported by the OTCMarkets.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2014
Quarter Ended	High $	Low $
March 31, 2014	$1.20	$0.50
June 30, 2014	$1.00	$0.51
September 30, 2014	$3.00	$1.00
December 31, 2014	$3.50	$3.00

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
March 31, 2013	$1.50	$1.01
June 30, 2013	$2.90	$1.00
September 30, 2013	$2.95	$2.00
December 31, 2013	$2.05	$0.99

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

Holders

As of April 3, 2015, we had 162 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On January 29, 2014, the Company issued options to purchase 1,000,000 shares of common stock to Full Service Marketing for services. The options have an exercise price of $0.27, are exercisable immediately and expire January 29, 2017. These options were privately issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On May 9, 2014, the Company issued 62,500 shares of common stock for services to Full Service Marketing. The shares were valued at $0.26 per share for a total non-cash expense of $16,313. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On June 16, 2014, the Company converted principal and interest due to a creditor, totaling $181,359 into 850,000 shares of common stock. The shares were valued at $0.285 which was determined using the average of the most recent stock sales for cash. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On July 1, 2014, the Company issued 1,111,617 shares of common stock for services to Namfrod Enterprises. The shares were valued at $0.35 per share for a total non-cash expense of $389,066. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On August 29, 2014, the Company cancelled 380,000 shares of common stock, that had been issued in a prior period for services, for non-performance of the agreed upon services.

On September 10, 2014, the Company sold 135,140 shares of common stock to an investor, for cash proceeds of $50,000. Proceeds were used to fund general operating activities. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On September 15, 2014, the Company sold 75,758 shares of common stock to an investor, for cash proceeds of $25,000. Proceeds were used to fund general operating activities. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 8, 2014, the Company converted principal and interest due to a creditor, totaling $162,988 into 980,000 shares of common stock, valued at $0.317 per share.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 15, 2014, the Company sold 10,000 shares of common stock to an investor, for cash proceeds of $3,000. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 15, 2014, the Company issued 37,000 shares of common stock for services to iCore Health. The shares were valued at $0.32 per share for a total non-cash expense of $11,729. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 21, 2014, the Company converted principal and interest due to a creditor, totaling $69,079 into 363,158 shares of common stock, valued at $0.317 per share.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 30, 2014, the Company sold 37,037 shares of common stock to an investor for cash proceeds of $10,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On November 18, 2014, the Company converted principal and interest due to a creditor, totaling $36,024 into 337,000 shares of common stock, valued at $0.317 per share.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On December 17, 2014, the Company converted principal and interest due to a creditor, totaling $27,054 into 150,000 shares of common stock, valued at $0.317 per share.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

November 18, 2014, the Company converted principal and interest due to a creditor, totaling $121,965 into 540,000 shares of common stock valued at $0.317 per share.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On December 17, 2014, the Company converted principal and interest due to a creditor, totaling $100,000 into 400,000 shares of common stock valued at $0.317 per share. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

December 17, 2014, the Company converted principal and interest due to a creditor, totaling $26,230 into 104,920 shares of common stock valued at $0.317 per share. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2014.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The year ended December 31, 2014 was a year of great progress for the Company.  Most importantly, our product, the Plumber’s Hero, was accepted by both the direct consumer and also retail.  We were invited to become a vendor with several of the major domestic retailers with the understanding that upon completion of the application process, we would begin to receive purchase orders for the Plumber’s Hero.  As of the end of the first quarter of 2015, the Plumber’s Hero is available in eight major retailers throughout the United States.

During the year ended December 31, 2014, the Company centered its efforts on four products; the Plumber’s Hero, a product that clears normal clogs in the home, a fitness product, a hair straightening product and a golf training aid for putting.

Our exclusive License Agreement gives us worldwide rights to advertise, promote, market, manufacture, distribute, sell and/or exploit the product in any and all media, means and markets and all channels of trade and distribution now known or hereafter devised.

The Plumber’s Hero kit comes with a canister containing twenty applications of the Plumber’s Hero formula, a large and a small rubber drain cover to work on kitchen sinks including double sinks with a disposal, bathroom, shower and tub drains as well as an extension handle for use in the toilet.

Two minute, one minute and thirty second commercials have been shot and the marketing campaign began the later part of 2014 and is currently still running.  Also during the later part of 2014 and the beginning of 2015, the Plumber’s Hero product and commercial was shown to all the major domestic retailers and was met very favorably.  The Company has already been approved to become a Vendor with most all the major retailers and in the first quarter of 2015 has begun shipping product and generating revenue.  This should continue throughout 2015 and beyond.

Our patented fitness product was invented by a renown medical doctor who developed the product as physical therapy after undergoing back surgery and feeling he could develop a better protocol for recovery.  He did.  Many elements of a thirty minute infomercial have already been shot and the show should be completed before mid-year and marketing begin shortly thereafter.

The hair straightening product, which is a natural product that does not contain formaldehyde, can be applied at home and should keep hair straight two to three months on average.  This will be a thirty minute infomercial some of which has already been shot. The Company looks to market this product the second half of 2015.

The fourth product scheduled to be available in 2015 is a golf training aid for improving ones putting and was developed by a former winner on the Champions Tour. Prototypes of the product have been shown to some current touring professionals and been met by a very positive response.

Results of Operations for the years ended December 31, 2014 compared to the year ended December 31, 2013

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors".

Revenues

For the year ended December 31, 2014 the Company recognized $49,077 of revenue. Cost of goods sold was $15,545 resulting in a gross margin of $33,532 compared to a gross deficit of $45,697 for the prior year. During the year ended December 31, 2013 the Company recorded revenues of $23,740. Cost of goods sold was $69,437, which included $60,316 of impairment expense for the write down of inventory. The Company determined that it was in our best interest to no longer pursue the marketing and production of two of our initial products, The Kruncher and the Xsize sandal. As of December 31, 2013, the Company sold our remaining inventory of The Kruncher for $14,717 below cost. In addition, the Company impaired the remaining $34,140 of inventory of the Xsize sandal to cost of goods.

Operating Expenses

For the year ended December 31, 2014, compensation expense decreased $13,469 to $220,844 for the year ended December 31, 2014 compared to $234,313 for the year ended December 31, 2013. The decrease is due to the officers agreeing to lower their compensation in 2014.

For the year ended December 31, 2014, the Company incurred $152,831 in advertising and promotional expense as compared to $261,661 for the prior year, a decrease of $108,830, or 41.5%. The decrease is a function of the timing of promotional activities for the Company’s many new products.

For the year ended December 31, 2014, the Company incurred $89,528 in professional fees compared to $366,467 in the prior year, a decrease of $276,939 or 75.5%. In the prior year the Company incurred additional expense related to filing a post-effective amendment to our Registration Statement on Form S-1, as well as stock issued for legal services in the amount of $250,000.

For the year ended December 31, 2014, the Company incurred $857,795 in general and administrative expense as compared to $532,761 for the prior year, an increase of $325,034, or 61%. In the current year the Company issued stock for services to Namfrod Enterprises for non-cash expense of $389,066, reducing general and administrative expense to $468,729.

Other income and expense

For the year ended December 31, 2014, the Company had $436,811 in other expense compared to $76,913 of other income in the prior year. For the year ended December 31, 2013, the Company recognized a gain on the extinguishment of debt of $121,238 whereas in the current there was a loss on conversion of debt of $424,119.

For the year ended December 31, 2014, the Company recorded a net loss of $1,724,277 as compared to a net loss of $1,363,986 in the prior year, a $360,291, or 26.4% increase in net loss. The increase can be mainly attributed to stock issued for services and the loss on conversion of debt.

Liquidity and Capital Resources

During 2013 and 2014 the Company relied upon financing to fund operations.  As of December 31, 2014, the Company believes that it will generate sufficient capital to satisfy working capital requirements for the next 12 months. We project that the Company will need approximately $1,000,000 in “additional working capital” to meet short term liquidity requirements. By the end of the first quarter 2015, we had purchase orders with seven major retail outlets in excess of $1.7 million with an expected gross margin of approximately $935,000. These sales are in addition to our direct response campaigns and website sales.

On February 20, 2015, the Company executed a Factoring and Security Agreement with LSQ Funding Group L.C. (“LSQ”) Pursuant to the terms of the agreement LSQ will purchase as absolute owner certain accounts receivable as agreed upon by both parties. LSQ will credit the Company’s account for the purchase price less applicable fees. As of March 31, 2015 LSQ has purchased $814,512 of the Company’s receivables. Of this the Company has received approximately $715,800.

In addition to the above revenue, as of December 31, 2014, the Company converted $1,153,650 of principal and interest to common stock reducing notes payable to only $7,442. Also, the officers forgave all of their outstanding accrued salary of $189,320.

Based on revenue already realized in the first quarter of 2015, revenue projections beyond the 2015 first quarter and the debt that was eliminated in 2014 management believes that it will generate sufficient capital over the next year to fund its operations.

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc.  The note bears interest at 8% per annum and is due on or before October 20, 2015.  The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note.

On January 9, 2015, the Company received a $50,000 short term loan from a creditor. The terms of the loan have not yet been finalized.

The Company had an accumulated deficit of $6,417,382 at December 31, 2014 and had a net loss of $1,724,277. During the year ended December 31, 2014, net cash used by operating activities was $547,121 compared to $786,157 for the prior year.  Net cash flow from financing activities for the year ended December 31, 2014 was $598,873 compared to $779,553 for the prior year.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

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

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 17

Balance Sheets as of December 31, 2014 and 2013

 18

Statements of Operations for the years ended December 31, 2014 and 2013

 19

Statements of Cash Flows for years ended December 31, 2014 and 2013

 20

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

 21

Notes to the Financial Statements

 22

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Insynergy Products, Inc.

Studio City, California

We have audited the accompanying balance sheets of Insynergy Products, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynergy Products, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 13, 2015

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$196	$8,398
Accounts receivable	7,016	-
Inventory	144,893	25,730
Employee expense advance	4,641	-
Prepaid consulting	65,295	-
Prepaid and other assets	74,179	71,362
Total Current Assets	296,220	105,490

Deposit	10,610	10,610
Deferred stock option compensation	70,736	-
Property and equipment, net	90,765	72,596
Total Assets	$468,331	$188,696

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$145,483	$122,863
Other payables and accruals	167,598	10,593
Accrued compensation	76,260	92,332
Due to an officer	4,100	32,500
Notes payable	7,442	177,311
Accrued interest	-	6,964
Total Current Liabilities	400,883	442,563
Total Liabilities	400,883	442,563
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 24,574,813 and 19,760,683 shares issued, respectively	24,576	19,762
Additional paid in capital	6,460,254	4,419,476
Retained deficit	(6,417,382)	(4,693,105)
Total Stockholders' Equity (Deficit)	67,448	(253,867)
Total Liabilities and Stockholders' Equity (Deficit)	$468,331	$188,696

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Revenues	$49,077	$23,740
Costs of goods sold	15,545	69,437
Gross margin (deficit)	33,532	(45,697)

Operating Expenses:
Compensation expense	220,844	234,313
Advertising and promotion	152,831	261,661
Professional fees	89,528	366,467
General and administrative	857,795	532,761
Total operating expenses	1,320,998	1, 395,202

Loss from operations	(1,287,466)	(1,440,899)

Other Income (Expense):
Interest expense	(18,493)	(11,666)
Loss on disposal of assets	-	(35,259)
Loss on conversion of debt	(424,119)	-
Other income	-	2,600
Gain on extinguishment of debt	5,801	121,238
Total other income (expense)	(436,811)	76,913

Net Loss	$(1,724,277)	$(1,363,986)

Loss per Share, Basic & Diluted	$(0.08)	$(0.08)
Weighted Average Shares Outstanding	21,218,500	17,930,498
The accompanying notes are an integral part of these financial statements.

<

INSYNERGY PRODUCTS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2012	16,526,726	$16,528	$2,802,597	$(3,329,119)	$(509,994)
Stock issued for cash	2,183,777	2,184	600,816	-	603,000
Stock issued for services & accrued rent	800,180	800	356,801	-	357,601
Stock issued for accrued compensation	250,000	250	86,543	-	86,793
Forgiveness of related party debt	-	-	539,000	-	539,000
Contributed services	-	-	32,964	-	32,964
Contributed interest	-	-	755	-	755
Net Loss for the year ended December 31, 2013	-	-	-	(1,363,986)	(1,363,986)
Balance, December 31, 2013	19,760,683	19,762	4,419,476	(4,693,105)	(253,867)
Stock issued for cash	257,935	258	87,742	-	88,000
Stock issued for services	1,211,117	1,211	415,896	-	417,107
Stock issued for conversion of debt	3,725,078	3,725	1,149,926	-	1,153,651
Stock cancellation	(380,000)	(380)	380	-	-
Forgiveness of accrued officer compensation	-	-	189,320	-	189,320
Issuance of warrants	-	-	195,885	-	195,885
Contributed interest	-	-	1,629	-	1,629
Net Loss for the year ended December 31, 2014	-	-	-	(1,724,277)	(1,724,277)
Balance, December 31, 2014	24,574,813	$24,576	$6,460,254	$(6,417,382)	$(67,448)

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Year	$(1, 724,277)	$(1,363,986)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services and rent	407,852	295,647
Depreciation	41,786	33,928
Contributed services	-	32,964
Stock option expense	59,854	-
Gain on extinguishment of debt	-	(121,238)
Loss on extinguishment of debt	424,118
Loss on disposal of fixed assets	-	35,259
Inventory impairment	-	60,316
Interest expense on shareholder loan	1,629	755
Changes in Operating Assets and Liabilities:
(Decrease) in accounts receivable	(7,016)	-
(Increase) / decrease in prepaids & other assets	1,797	33,809
(Increase) / decrease in inventory	(119,163)	34,527
Increase in accounts payable	22,620	40,116
Increase in accrued expenses	330,253	124,183
Increase in interest payable	13,426	7,563
Net Cash Used in Operating Activities	(547,121)	(786,157)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,954)	(52,858)
Net Cash Used by Investing Activities	(59,954)	(52,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	88,000	603,000
Officer advances	10,400	70,000
Repayment of officer advance	(38,800)	(37,500)
Payments on loan from shareholders	-	(5,470)
Proceeds from notes payable	587,147	472,742
Payments on notes payable	(47,874)	(323,219)
Net Cash Provided by Financing Activities	598,873	779,553
Net Decrease in Cash	(8,202)	(59,462)
Cash at Beginning of Period	8,398	67,860
Cash at End of Period	$196	$8,398
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$728
Franchise and income taxes	$-	$301
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	$189,320	$539,000
Stock issued for conversion of debt	$1,153,650	$-
Stock issued for accrued rent	$-	$30,000
Stock issued for prepaid rent	$-	$19,260

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc. (formerly Insynergy, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010 to engage in Direct Response marketing that has the ability to take a product from the drawing board to the consumer via sales through television and/or retail. Direct Response marketing is a booming $300 billion per year business that has evolved during the past two decades from an entrepreneurial industry to one that now encompasses the marketing efforts of a vast majority of Fortune 500 companies.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.  We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2014 or 2013.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to

measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expandsdisclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014.

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant.  The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2014 and 2013 advertising costs were $152,831 and $261,661, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2014.

Recently issued accounting pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INVENTORY

As of December 31, 2014 and 2013, the Company has $144,893 and $25,730, respectively of finished goods inventory. Inventory is carried at the lower of cost or market.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2014	December 31, 2013
Furniture Fixtures & Equipment	$164,120	$104,165
Leasehold improvements	12,230	12,230
Less: accumulated depreciation	(85,585)	(43,799)
Fixed assets, net	$90,765	$72,596

During the year ended December 31, 2013 the Company determined that it was in its best interest to no longer pursue the marketing and production the Xsize sandal. Consequently the molds and tools used for the manufacturing of this product are of no future use to the Company and were returned to the distributer. The write off of the assets resulted in a $35,259 loss on disposal.

Depreciation expense

Depreciation expense for the years ended December 31, 2014 and 2013 was $41,786 and $33,928, respectively.

NOTE 5 – NOTES PAYABLE

The Company has three non-collateral notes payable outstanding, that bear simple interest at 6% per annum. The first note is dated February 3, 2010 and is for $90,000. The second note is dated April 5, 2011 and is for $10,000. The third note is dated September 1, 2011 and is for $7,500. The notes principal and interest are due three years from the date of issuance. The Company also owed this individual $4,942 for expense reimbursement. The loan accrues interest at 6% and is due on demand. The interest expense has been recorded as additional paid in capital.  On June 12, 2013, the first note payable for $90,000, plus $18,000 of accrued interest was forgiven by the note holder. As a result the Company recorded a $108,000 gain on forgiveness of debt for the year ended December 31, 2013. On December 29, 2014, the Company converted the two remaining notes along with the $4,942 and $3,788 of accrued interest into 104,920 shares of common stock, satisfying all amounts due in full. The value of the shares was determined using the average price of the most recent stock sales for cash, resulting a loss on conversion of debt of $7,030.

During 2013 and 2014, a shareholder had advanced the Company a total of $100,000 for a short term loan. The loan accrues interest at 6% and is due on demand. On December 29, 2014, the Company converted the $100,000 into 400,000 shares of common stock. The value of the shares was determined using the average price of the most recent stock sales for cash, resulting a loss on conversion of debt of $21,171. $5,629 of accrued interest was credited to gain on forgiveness of the debt.

During the year ended December 31, 2014, the Company executed multiple promissory notes with a creditor for total proceeds of $474,500. The loans are uncollateralized, bear interest at 3% and mature in six months. As of December 31, 2014, the Company converted all principal and interest into 2,680,158 shares of common stock. The value of the shares was determined using the average of the most recent stock sales for cash, resulting a loss on conversion of debt of $346,906.

During 2013 and 2014, the Company executed multiple promissory notes with creditor for total proceeds of $112,200. The loans are uncollateralized, bear interest at 6% and mature in six months. On December 29, 2014, the Company converted all principal and interest into 540,000 shares of common stock. The value of the shares of was determined using the average of the most recent stock sales for cash, resulting a loss on conversion of debt of $49,215.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of December 31, 2014 and December 31, 2013 the loans have a balance of $7,442 and $7,369, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

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

On March 15, 2015, the Company executed a new lease agreement to begin April 1, 2015. Lease payments will be $6,500 per month plus parking and CAM charges. The lease expires December 31, 2015 but can be renewed for a one year extension.

Year	Amount
2015	$78,123

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following. $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the Spidercore product.

NOTE 7 – RELATED PARTY TRANSACTIONS

On or about June 7, 2013, two of the three officers of the Company agreed to forgive all of their accrued compensation. As a result the Company credited $539,000 to additional paid in capital. Additionally accrued compensation of $32,964 was forgiven by these officers as of June 30, 2013.

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

On September 30, 2014, Sandford Lang, CEO and Marty Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company credited $149,970 to additional paid in capital.

During the fourth quarter of 2013 Sanford Lang, CEO advanced the Company $70,000, $37,500 of which was repaid as of December 31, 2013. The Company recognized $406 of interest expense on the loan. The expense was credited to additional paid in capital.

During 2014, Mr. Lang advanced the Company an additional $10,400 and was repaid $38,800 leaving a balance of $4,100 as of December 31, 2014. Interest expense in 2014 of $787 was credited to additional paid in capital.

On September 30, 2014, Sandford Lang, CEO and Marty Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company credited $149,970 to additional paid in capital.

On December 31, 2014, Sandford Lang, CEO and Marty Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company credited $39,350 to additional paid in capital.

NOTE 8 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to Full Service Marketing. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.71% risk free rate, 125% volatility and expected life of the options of 3 years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. For the year ended December 31, 2014, $59,854 has been amortized to expense.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2013	-	$-	$-

Issued	1,000,000	0.27	0.20
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	1,000,000	$0.27	$0.20

Exercisable, December 31, 2014	1,000,000	$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 12/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	2.1 years	$0.20

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

On September 10, 2014, the Company sold 135,140 shares of common stock to an investor for cash proceeds of $50,000.

On September 15, 2014, the Company sold 75,758 shares of common stock to an investor for cash proceeds of $25,000.

On May 9, 2014, the Company issued 62,500 shares of common stock for services to Full Service Marketing. The shares were valued at $0.26 per share for a total non-cash expense of $16,313. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period.

On June 16, 2014, the Company converted principal and interest due to a creditor totaling $181,359 into 850,000 shares of common stock. The shares were valued at $0.285 which was determined using the average of the most recent stock sales for cash.

On July 1, 2014, the Company issued 1,111,617 shares of common stock for services to Namfrod Enterprises. The shares were valued at $0.35 per share for a total non-cash expense of $389,066. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period. The compensation stock shall be non-dilutable for a period of twenty four (24) months following the end of the term of the agreement.

On August 29, 2014, the Company cancelled 380,000 shares of common stock, that had been issued in a prior period for services, for non-performance of the agreed upon services.

On October 15, 2014, the Company sold 10,000 shares of common stock to an investor for cash proceeds of $3,000.

On October 15, 2014, the Company issued 37,000 shares of common stock for services to iCore Health. The shares were valued at $0.32 per share for a total non-cash expense of $11,729, $9,255 of which was booked to prepaid expense for marketing services.  Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the period.

On October 30, 2014, the Company sold 37,037 shares of common stock to an investor for cash proceeds of $10,000.

During the fourth quarter, the Company converted principal and interest due to creditor totaling $295,145 into 1,830,158 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

During the year ended December 31, 2014, the Company converted principal and interest due to creditor totaling $121,165 into 540,000 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

During the year ended December 31, 2014, the Company converted principal and interest due to creditor totaling $100,000 into 400,000 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

During the year ended December 31, 2014, the Company converted principal and interest due to creditor totaling $26,230 into 104,920 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

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

Net deferred tax assets consist of the following components as of December 31:

	2014	2013
Deferred Tax Assets:
NOL Carryover	$1,478,500	$964,700
Related party accrual	1,600	-
Depreciation	(4,800)	2,600
Payroll accrual	32,700	40,100
Deferred tax liabilities:
Less valuation allowance	(1,508,000)	(1,007,400)

Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2014	2013
Book Income (loss)	$(672,500)	$(532,000)
Meals and entertainment	1,400	4,900
Depreciation	(7,400)	1,800
Other nondeductible expenses	182,900	34,500
Related party accruals	(11,100)	(2,100)
Accrued payroll	(7,400)	(173,200)
Valuation allowance	514,100	666,100
	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $3,791,000 that may be offset against future taxable income from the year 2014 to 2033. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, the company believes that it will generate sufficient capital to satisfy working capital requirements for the next 12 months. We project that the Company will need approximately $1,000,000 in “additional working capital” to meet short term liquidity requirements. By the end of the first quarter 2015, we had purchase orders with seven major retail outlets in excess of $1.7 million with an expected gross margin of approximately $935,000. These sales are in addition to our direct response campaigns and website sales.

On February 20, 2015, the Company executed a Factoring and Security Agreement with LSQ Funding Group L.C. (“LSQ”) Pursuant to the terms of the agreement LSQ will purchase as absolute owner certain accounts receivable as agreed upon by both parties. LSQ will credit the company’s account the purchase price less applicable fees. As of March 31, 2015 LSQ has purchased $814,512 of the Company’s receivables. Of this the Company has received approximately $715,800.

In addition to the above revenue as of December 31, 2014, the Company converted $1,153,650 of principal and interest to common stock reducing notes payable to only $7,442. Also, the officers forgave all of their outstanding accrued salary of $189,320.

Based on revenue already realized in the first quarter of 2015, revenue projections beyond the 2015 first quarter and the debt that was eliminated in 2014 management believes that it will generate sufficient capital over the next year to fund its operations.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than noted below.

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc.  The note bears interest at 8% per annum and is due on or before October 20, 2015.  The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note.

Subsequent to December 31, 2014, the Company executed multiple promissory notes with creditor totaling $298,000. As of March 20, 2015 all $298,000 was converted into 1,655,555 shares of common stock.

On January 9, 2015, the Company received a $50,000 short term loan from creditor. The terms of the loan have not yet been finalized.

On February 20, 2015, the Company executed a Factoring and Security Agreement with LSQ Funding Group L.C. (“LSQ”) Pursuant to the terms of the agreement LSQ will purchase as absolute owner certain accounts receivable as agreed upon by both parties. LSQ will credit the company’s account the purchase price less applicable fees. As of March 31, 2015 LSQ has purchased $814,512 of the Company’s receivables. Of this the Company has received approximately $715,800.

Subsequent to December 31, 2014, the Company authorized the issuance of 4,000 shares of common stock for services.

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

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2014, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2014, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•

timely and accurate reconciliation of accounts

•

lack of timely document preparation

•

lack of segregation of duties

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014.

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

Name	Age	Position
Sanford Lang	69	Chief Executive Officer, Director & Chairman
Martin Goldrod	73	Director, President, & COO
Rachel Boulds	45	Chief Financial Officer
Mark Spallucci	45	Director

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

Martin Goldrod is a co-founder of Insynergy, and has served as its President and Chief Operating Officer, as well as on the Board of Directors, from January 2010 when the Company was incorporated, to the present. From January 2010 until March 2015 he served as the Company’s Chief Financial Officer. From January 2007 to October 2009, Mr. Goldrod was Vice President of Xstatic Corporation, a company involved in the development, marketing and sale of retail products designed to improve strength, balance and flexibility.  Mr. Goldrod was responsible for accounting and budgeting for Xstatic Corporation.  Mr. Goldrod has an Associate of Arts degree from City College of San Francisco along with a certificate in Financial Planning from UCLA Extension.  For approximately 30 years Mr. Goldrod was an executive in the music industry.

Rachel Boulds was appointed as Chief Financial Officer of the Company on March 6, 2015.  She has been a Certified Public Accountant since September 2005.  Since July 2009 to the present she has been the independent owner-operator of a Utah Professional Limited Liability Company that provides accounting services to companies.  Her firm provides contract Chief Financial Officer, controllership, financial reporting, audit consulting, bookkeeping, and business operation consulting services to various public and private companies.  Typical services include preparation of period-end financial statements, footnotes and Management Discussion and Analysis in conformity with US GAAP and SEC reporting rules, as well as consultation on complex accounting matters and working closely with client staff, auditors and legal counsel to prepare, review and file periodic public financial information, including Forms 10-K and 10-Q.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2014, we believe all forms were timely filed.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	All Other Compensation	Total
Sanford Lang CEO	2014 2013	$7,762 $58,585	$0 $0	$0 $0	$0 $0
Martin Goldrod, President, COO & CFO	2014 2013	$4,650 $29,241	$0 $0	$0 $0	$0 $0
Rachel Boulds, CFO	2014 2013	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Phillip Miller, former VP of Production	2014 2013	N/A $86,793	N/A $0	N/A $0	N/A $0

Employment Agreements

We have separate employment agreements with our three principle officers as follows:

The Company has entered into a five year employment contract with Sanford (Sandy) Lang, providing for his services as Chief Executive Officer of the Company.  The employment Agreement provides for a salary of $120,000 per year, and for additional bonus compensation each year at the discretion of the Board of Directors.  It also provides for a car allowance of $900 per month, reimbursement for all business expenses, and for participation in all employee benefit programs offered to other employees from time to time to other employees of the Company.

The Company has entered into a five year employment contract with Martin (Marty) Goldrod, providing for his services as President and Chief Operating Officer of the Company.  The employment Agreement provides for a salary of $60,000 per year, and for additional bonus compensation each year at the discretion of the Board of Directors.  It also provides for reimbursement for all business expenses, and for participation in all employee benefit programs offered to other employees from time to time to other employees of the Company.

The Company appointed Rachel Boulds as its CFO on March 6, 2015. The Company and Ms. Boulds have not entered into any written compensation agreement for the position of Chief Financial Officer of the Company as of the date of this report.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2014.  This chart includes individual compensation arrangements as described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercisen price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	1,000,000	$ 0.27	0
Total	1,000,000	$ 0.27	0

On January 29, 2014, the Company entered into an individual compensation agreement with Full Service Marketing.  The Company authorized the issuance of 1,000,000 stock options to Full Service Marketing for marketing and other related services. The options have an exercise price of $0.27, are exercisable immediately and expire January 29, 2017.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 26,234,368 shares of common stock outstanding as of April 3, 2015.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	8,050,320 (1)	30.7%
Common Stock	Martin Goldrod	1,442,500	5.5%
Common Stock	Rachel Boulds	0	0
Common Stock	Mark Spallucci	275,000	1.0%
	Directors and executive officers as a group (4 persons)	9,767,820	37.2%

(1)

Represents 7,540,320 shares by Mr. Lang, 500,000 shares held by his spouse and 10,000 shares held by a child living with him.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Occasionally, officers will loan money at 6% interest rate to the Company to support working capital. During the fourth quarter of 2013 Sanford Lang, CEO advanced the Company $70,000, $37,500 of which was repaid as of December 31, 2013. During 2014, Mr. Lang advanced the Company an additional $10,400 and was repaid $38,800 leaving a balance of $4,100 as of December 31, 2014.  For the period end December 31, 2014 and December 31, 2013 the Company recognized $787 and $406, respectively, of interest expense on the loan. The expense was recorded as additional paid in capital.

On September 30, 2014, Sandford Lang, CEO and Marty Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company credited $149,970 to additional paid in capital.

On December 31, 2014, Sandford Lang, CEO and Marty Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company credited $39,350 to additional paid in capital.

During 2013 and 2014, Rachel Boulds, our new Chief Financial Officer,  provided accounting services to the Company.  Her firm provided contract Chief Financial Officer, controllership, financial reporting, audit consulting, bookkeeping, and business operation consulting services to various public and private companies.  Her firm also prepared the Company’s period-end financial statements, footnotes and Management Discussion and Analysis in conformity with US GAAP and SEC reporting rules, as well as consultation on complex accounting matters.  For the years ended December 31, 2013 and 2014 her firm billed the Company $6,500 and $6,500, respectively, per the terms of their agreement.

Director Independence

We believe Mark Spallucci is an independent director as defined under NASDAQ Stock Market Rule 5605(a) (2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with the Company or its affiliates or any member of senior management of the Company or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with the Company, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

At this time the Company does not have a policy that its directors or a majority be independent of management.  The Company has at this time only three directors. It is the intention of the Company to implement a policy in the future that a majority of the Board member be independent of the Company’s management as the members of the board of director’s increases after implementation of the Company’s business plan.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, HJ Associates & Consultants, LLP, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2014	2013
Audit fees	$ 39,100	$ 34,200
Audit-related fees	-	-
Tax fees	1,735	-
All other fees	$ -	$ 1,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Insynergy Products, Inc., are included in this report under Item 8 on pages 16 to 30.

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report

Exhibit No.	Description
3(i)	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(ii)	Bylaws (incorporated by reference to exhibit 3.2 Form S-1 file No. 333-179262, filed January 31, 2012)
10.1	Studio City Plaza Title Holding Co. LLC and Insynergy lease agreement, dated March 11, 2015
10.2*

Executive Compensation Agreement between Sanford Lang and Insynergy Products Inc., dated February 2, 2010  (incorporated by reference to exhibit 10.6  Form S-1, file No. 333-179262, filed January 31, 2012)

10.3*

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

Insynergy Products, Inc.

By:	/s/ Sanford Lang
Sanford Lang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanford Lang Sanford Lang	Chief Executive Officer, Co-Founder and Director	April 13, 2015

/s/Martin Goldrod Martin Goldrod	President, COO and Director	April 13, 2015

/s/Rachel Boulds Rachel Boulds	Chief Financial Officer	April 13, 2015

/s/ Mark Spallucci Mark Spallucci	Director	April 13, 2015