Form 10-Q
period 2015-03-31
Insynergy Products, Inc
filed 2015-05-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 7, 2015, the issuer had 26,236,368 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	4
Statements of Operations for the Three Months ended March 31, 2015 and 2014 (unaudited)	5
Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 (unaudited)	6
Notes to the Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets:
Cash	$69,350	$196
Accounts receivable	902,594	7,016
Inventory	441,602	144,893
Employee expense advance	8,112	4,641
Prepaid consulting	65,295	65,295
Prepaid and other assets	103,644	74,179
Total Current Assets	1,590,597	296,220

Deposit	10,610	10,610
Deferred stock option compensation	54,412	70,736
Property and equipment, net	79,723	90,765
Total Assets	$1,735,342	$468,331

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$327,424	$145,483
Other payables and accruals	196,144	167,598
Factoring liability	281,637	-
Accrued compensation	97,960	76,260
Due to an officer	-	4,100
Notes payable	127,799	7,442
Derivative liability	41,655	-
Accrued interest	1,134	-
Total Current Liabilities	1,073,753	400,883
Total Liabilities	1,073,753	400,883
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,234,368 and 24,574,813 shares issued, respectively	26,236	24,576
Additional paid in capital	6,984,674	6,460,254
Retained deficit	(6,349,321)	(6,417,382)
Total Stockholders' Equity	661,589	67,448
Total Liabilities and Stockholders' Equity	$1,735,342	$468,331

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues	$1,407,531	$3,196
Costs of goods sold	547,019	2,659
Gross margin	860,512	537

Operating Expenses:
Compensation expense	68,221	42,878
Advertising and promotion	228,981	28,896
Professional fees	31,368	20,319
General and administrative	233,448	103,244
Total operating expenses	562,018	195,337

Income (loss) from operations	298,494	(194,800)

Other Income (Expense):
Interest expense	(1,419)	(3,905)
Amortization of debt discount	(13,365)	-
Loss on conversion of debt	(226,811)	-
Gain on derivative liability	8,374	-
Gain on extinguishment of debt	2,788	-
Total other income (expense)	(230,433)	(3,905)

Net Income (loss)	$68,061	$(198,705)

Income (loss) per Share, Basic & Diluted	$0.00	$(0.01)
Weighted Average Shares Outstanding	25,506,242	19,760,683
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITES:
Net income (loss)	$68,061	$(198,705)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Shares issued for services	1,268	-
Depreciation	11,042	8,322
Stock option expense	16,324	10,882
Gain on extinguishment of debt	(2,788)	-
Loss on conversion of debt	226,811	-
Amortization of debt discount	13,365	-
Gain on derivative liability	(8,374)	-
Interest expense on shareholder loan	-	549
Changes in Operating Assets and Liabilities:
(Increase) in accounts receivable	(895,578)	(3,000)
(Increase) decrease in prepaids & other assets	(32,936)	(100)
(Increase) decrease in inventory	(296,709)	(12,779)
Increase (decrease) in accounts payable	184,729	(180)
Increase in accrued expenses	331,885	48,952
Increase in interest payable	1,134	3,052
Net Cash Used in Operating Activities	(381,766)	(143,007)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Officer advances	-	10,100
Repayment of officer advance	(4,100)	(11,000)
Proceeds from notes payable	458,175	159,425
Payments on notes payable	(3,155)	(9,551)
Net Cash Provided by Financing Activities	450,920	148,974
Net Increase in Cash	69,154	5,967
Cash at Beginning of Period	196	8,398
Cash at End of Period	$69,350	$14,365

Cash paid during the year for:
Interest	$-	$107
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Conversion of convertible debt	$298,000	$-
Issuance of stock options	$-	$195,885

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc. (formerly Insynergy, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010 to engage in Direct Response marketing that has the ability to take a product from the drawing board to the consumer via sales through television and/or retail.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014 included on the Company’s Form 10-K. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended March 31, 2015 and the year ended December 31, 2015.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2015.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015:

March 31, 2015

Description	Level 1	Level 2	Level 3	Total Gain and (loss)
Derivative	-	-	(41,655)	8,374
Total	$-	$-	$(41,655)	$8,374

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2015 and 2014 there were no potentially dilutive shares.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the three months ended March 31, 2015 and 2014 advertising costs were $228,981 and $28,896, respectively.

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

NOTE 3 – INVENTORY

As of March 31, 2015 the Company has $350,534 of finished goods and $91,068 of work in process. As of December 31, 2014 there was $144,893 of finished goods inventory. Inventory is carried at the lower of cost or market.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment, stated at cost, less accumulated depreciation and consisted of the following at:

	March 31, 2015	December 31, 2014
Furniture Fixtures & Equipment	$164,120	$164,120
Leasehold improvements	12,230	12,230
Less: accumulated depreciation	(96,627)	(85,585)
Fixed assets, net	$79,723	$90,765

Depreciation expense

Depreciation expense for the three months ended March 31, 2015 and 2014 was $11,042 and $8,322, respectively.

NOTE 5 – NOTES PAYABLE

During the three months ended March 31, 2015, the Company executed multiple promissory notes with a creditor for total proceeds of $298,000. The loans are uncollateralized, bear interest at 3% and mature in six months. As of March 31, 2015, the Company converted all principal and interest into 1,655,555 shares of common stock. The value of the shares was determined using the average of the most recent stock sales for cash, resulting in a loss on conversion of debt of $226,811.

During the three months ended March 31, 2015, the Company received a short term loan from a creditor for $50,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of March 31, 2015 and December 31, 2014 the loans have a balance of $45,463 and $7,442, respectively, they bear interest at 6.7% and 5.99% and are due within one year.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc.  The note bears interest at 8% per annum and is due on or before October 20, 2015.  The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $50,029 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $50,029 based on the Black Scholes Merton pricing model. As of March 31, 2015, $13,365 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $41,655 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $36,664 at March 31, 2015 and has accrued interest of $1,134.

During the quarter ending March 31, 2015 the Company had the following activity in their derivative liability account:

Derivative liability at December 31, 2014	$-
Elimination of liability on conversion	-
Change in fair value	41,655
Derivative liability at March 31, 2015	$41,655

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space at 4705 Laurel Canyon Boulevard in Studio City, California. On March 15, 2015, the Company executed a new lease agreement to begin April 1, 2015. Lease payments will be $6,500 per month plus parking and CAM charges. The lease expires December 31, 2015 but can be renewed for a one year extension. The original lease required a deposit of $10,610 which was paid on November 1, 2011.

Year	Amount
2015	$78,123

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following. $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the patented fitness product.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company owed Sanford Lang, CEO $4,100 for cash advances used to pay for general operating expenses. During the three months ended March 31, 2015, this amount was repaid in full.

NOTE 9 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to Full Service Marketing. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.71% risk free rate, 125% volatility and expected life of the options of 3 years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. For the three months ended March 31, 2015, $76,178 has been amortized to expense.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	-	$-	$-

Issued	1,000,000	0.27	0.20
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 31, 2015	1,000,000	$0.27	$0.20

Exercisable, March 31, 2015	1,000,000	$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 3/31/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	1.64 years	$0.20

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the three months ended March 31, 2015, the Company issued 4,000 shares of common stock for services to a service provider. The shares were valued at $0.317 per share for a total non-cash expense of $1,268. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

During the three months ended March 31, 2015, the Company converted loans due to a creditor totaling $298,000 into 1,655,555 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

NOTE 11 – FACTORING AND SECURITY AGREEMENT

On February 20, 2015, the Company executed a Factoring and Security Agreement with LSQ Funding Group L.C. (“LSQ”) Pursuant to the terms of the agreement LSQ will purchase as absolute owner certain accounts receivable as agreed upon by both parties. LSQ will credit the company’s account the purchase price less applicable fees. During the three months ended March 31, 2015 LSQ has purchased $814,512 of the Company’s receivables. Pursuant to the terms of contract LSQ holds back a 19% reserve on purchased receivables. Once the receivable is collected these funds are released to the company. As of March 31, 2015 LSQ had disbursed $281,637 of funds in excess of receivables that it had collected. This amount is credited as a liability until collection of the invoices by LSQ is complete. Subsequent to March 31, 2015, outstanding invoice totaling $352,795 were collected by LSQ and an additional $388,040 was disbursed to the Company.

NOTE 12 – LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the company believes that it will generate sufficient capital to satisfy working capital requirements for the next 12 months. We project that the Company will need approximately $1,000,000 in “additional working capital” to meet short term liquidity requirements.

Based on revenue already realized in the first quarter of 2015, revenue projections beyond the 2015 first quarter and the debt that was eliminated in 2014 management believes that it will generate sufficient capital over the next year to fund its operations and has adequately relieved the Company of its going concern.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than noted below.

Subsequent to March 31, 2015, the Company issued 2,000 shares of common stock for services to a service provider.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors," below.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

        ·our future operating results;

        ·our business prospects;

        ·our contractual arrangements and relationships with third parties;

        ·the dependence of our future success on the general economy;

        ·our possible future financings; and

        ·the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Executive Overview

Our Company selects products invented by others for use in a Direct Response Marketing Program, but we also develop our own products for sale as well.  Direct Response marketing takes a product from the drawing board to the consumer via sales through television and/or retail.  The Direct Response marketing is an estimated $300 billion per year business that has evolved during the past two decades from an entrepreneurial industry to one that now encompasses the marketing efforts of a vast majority of Fortune 500 companies.

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

The year ended December 31, 2014 and the three months ended March 31, 2015 was a time of great progress for the Company.  Most importantly, our product, the Plumber’s Hero, was accepted by both the direct consumer and also the retail market.  We were invited to become a vendor with several of the major domestic retailers with the understanding that upon completion of the application process, we would begin to receive purchase orders for the Plumber’s Hero.  As of the end of the first quarter of 2015, the Plumber’s Hero is available in eight major retailers throughout the United States.

During the year ended December 31, 2014 and the first quarter of 2015, the Company centered its efforts on four products; the Plumber’s Hero (a product that clears normal clogs in the home), a fitness product, a hair straightening product and a golf training aid for putting.

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

Two minute, one minute and thirty second commercials have been shot and the marketing campaign began the later part of 2014 and is currently still running.  Also during the latter part of 2014 and the beginning of 2015, the Plumber’s Hero product and commercial was shown to all the major domestic retailers and was met favorably.  The Company has already been approved to become a Vendor with most all the major retailers and in the first quarter of 2015 has begun shipping product and generating revenue. This should continue throughout 2015 and beyond.

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

Results of Operation for the Three Months Ended March 31, 2015 and 2014

Revenues

For the three months ended March 31, 2015 the Company recorded revenues of $1,407,531 compared to $3,196 for the three months ended March 31, 2014. Cost of goods sold was $547,019, compared to $2,659 in the prior period. Revenue in the current period was generated almost entirely from the sale of our Plumber’s Hero product. In the first quarter of 2015 we introduced the Plumber’s Hero to the retail market with great success.

Operating Expenses

For the three months ended March 31, 2015, the Company incurred compensation expense of $68,221 compared to $42,878 for the three months ended March 31, 2014, an increase of $25,343 or 59.1%. The increase is due to the addition of several part- time contract employees.

For the three months ended March 31, 2015, the Company incurred $228,981 in advertising and promotional expense as compared to $28,896 for three months ended March 31, 2014, an increase of $200,085, or 692%. The increase is primarily due to spending on promotional activities for the Plumber’s Hero, including infomercial production and air time.

For the three months ended March 31, 2015, the Company incurred $31,368 in professional fees compared to $20,319 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the three months ended March 31, 2015, the Company incurred $233,448 in general and administrative expense as compared to $103,244 for the same period in the prior year, an increase of $130,204 or 126%. The increase is related to the general increase in business activities.

Other Income and Expense

For the three months ended March 31, 2015 we had total other expense of $230,433 compared to $3,905 for the same period in the prior year. For the three months ended March 31, 2015, the Company recorded a loss on conversion of debt of $226,811 and interest expense of $1,419. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc. we recorded amortization of debt discount of $13,365 and a gain on derivative of $8,374.

For the three months ended March 31, 2015 we realized net income of $68,061 as compared to a net loss of $198,705 for the same period in the prior year. The change from a net loss to net income is a direct result of sales for our Plumber’s Hero product.

Liquidity and Capital Resources

As of March 31, 2015, management believes that we will generate sufficient capital to satisfy working capital requirements for the next 12 months. We project that the Company will need approximately $1,000,000 in “additional working capital” to meet short term liquidity requirements.  Based on revenue already realized in the first quarter of 2015, revenue projections beyond the 2015 first quarter and the debt that was eliminated in 2014, management believes that the Company will generate sufficient capital over the next year to fund our operations and these development have adequately relieved the Company of its going concern.

During the three months ended March 31, 2015, net cash used by operating activities was $381,766 compared to $143,007 for the same period in the prior year.  The increase in net cash used by operating activities was primarily the result of increased accounts receivable.

Net cash flows from financing activities for the three months ended March 31, 2015 were $450,920 compared to $148,007 for the three months ended March 31, 2014.  We received $458,175 from the issuance of notes payable.

Our net income for the three months ended March 31, 2015 was significantly reduced as a result of non-cash expense transactions. Taking into account these non-cash transactions the reconciled net income would be $325,709. The table below is not a GAAP presentation of the financial statements and is presented only to show the reconciled net income.

Net income	$68,061
Deduct non-cash gains:
Gain on derivative liability	(8,374)
Gain on extinguishment of debt	(2,788)
Add back non-cash expenses:
Shares issued for services	1,268
Depreciation	11,042
Stock option expense	16,324
Loss on conversion of debt	226,811
Amortization of debt discount	13,365
Reconciled net income, reconciled for non-cash items	$325,709
Reconciled net income per share, reconciled for non-cash items	$0.012

The Company needs to locate investment capital sources and raise privately $1,000,000 which will be used for product testing, product manufacture, video production, air time purchase, and operation of the initial marketing campaigns, and for overhead expenses and working capital.

Obligations and Commitments

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following:  $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of our patented fitness product.

During the three months ended March 31, 2015, the Company executed multiple promissory notes with a creditor for total proceeds of $298,000. The loans are uncollateralized, bear interest at 3% and mature in six months. As of March 31, 2015, the Company converted all principal and interest into 1,655,555 shares of common stock. The value of the shares was determined using the average of the most recent stock sales for cash, resulting in a loss on conversion of debt of $226,811.

On January 9, 2015, the Company received a short term loan from a creditor for $50,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc.  The note bears interest at 8% per annum and is due on or before October 20, 2015.  The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note.  As of March 31, 2015, $13,365 of the debt discount has been amortized to interest expense.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of March 31, 2015 the loans have a balance of $45,463, bear interest at 6.7% and 5.99% and are due within one year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2015.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

We have been dependent upon external financing to fund our ongoing operations and implement our business plan.

Currently, we are still somewhat dependent upon external financing to fund our operations.  We project that the Company will need over the next 12 months approximately $1,000,000 in “additional working capital” to meet short term liquidity requirements. By the end of the second quarter 2015, we expect to have an accounts receivable in excess of $1,000,000. It is our goal to eliminate the need for external financing as sales increase throughout 2015.

Failure to secure additional financing in a timely manner, if needed, and on favorable terms could have a material adverse effect on our financial performance, results of operations and stock price.

Furthermore, additional equity financing, if obtained, may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, which may require that we relinquish valuable rights.

The products we select for direct response marketing may not receive favorable market response, or the product campaign may fail for other reasons.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2015, the Company issued 2,000 shares of common stock for services to a service provider. The shares were valued at $0.317 per share for a total non-cash expense of $634. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

During the three months ended March 31, 2015, the Company converted loans due to a creditor totaling $298,000 into 1,655,555 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On March 31 2015, the Company issued 2,000 shares of common stock for services to a service provider. The shares were valued at $0.317 per share for a total non-cash expense of $634. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3 to Form S-1, filed January 31, 2010
3 (ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010
10.1	Studio City Plaza Title Holding Co. LLC and Insynergy lease agreement, dated March 11, 2015 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed April 13, 2015)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: May 14, 2015	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
/s/Rachel Boulds Rachel Boulds Chief Financial Officer