Form 10-Q/A
period 2015-03-31
Insynergy Products, Inc
filed 2015-05-19
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note:

This amendment to the Company’s report on Form 10-Q for the three month period ended March 31, 2015, filed May 14, 2015, includes modifications of Part I, Item 2. We are filing this amendment and re-executed Section 305 and Section 906 certifications required by the Sarbanes-Oxley Act of 2002 in order to modify the description of our products in development.  Please note that other disclosures made in this amended Form 10-Q are not modified or updated and that this amended Form 10-Q does not include subsequent events occurring after the original filing date of the Form 10-Q.

PART 1- FINANCIAL INFORMATION

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

During the year ended December 31, 2014 and the first quarter of 2015, the Company centered its efforts on developing five products; the Plumber’s Hero (a product that clears normal clogs in the home), a fitness product, two beauty products and a golf product.

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

Insynergy has in development four new innovative products.  The categories are:

-Fitness

-Two beauty products

-Golf

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
*31.1	Chief Executive Officer Section 302 Certification
*31.2	Chief Financial Officer Section 302 Certification
*32.1	Section 1350 Certification
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3 to Form S-1, filed January 31, 2010)
3 (ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010)
10.1	Studio City Plaza Title Holding Co. LLC and Insynergy lease agreement, dated March 11, 2015 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed April 13, 2015)
101.INS	XBRL Instance Document (filed May 14, 2015)
101.SCH	XBRL Taxonomy Extension Schema Document (filed May 14, 2015)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed May 14, 2015)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed May 14, 2015)
101.LAB	XBRL Taxonomy Label Linkbase Document (filed May 14, 2015)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed May 14, 2015)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: May 19, 2015	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
/s/Rachel Boulds Rachel Boulds Chief Financial Officer