Form 10-Q
period 2015-06-30
Insynergy Products, Inc
filed 2015-08-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2015, the issuer had 26,300,868 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	4
Condensed Statements of Operations for the Three and Six Months ended June 30, 2015 and 2014 (unaudited)	5
Condensed Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets:
Cash	$5,045	$196
Accounts receivable	336,059	7,016
Inventory	680,336	144,893
Employee expense advance	6,529	4,641
Prepaid consulting	65,295	65,295
Prepaid and other assets	92,321	74,179
Total Current Assets	1,185,585	296,220

Deposit	10,610	10,610
Deferred stock option compensation	38,088	70,736
Property and equipment, net	68,681	90,765
Total Assets	$1,302,964	$468,331

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$595,481	$145,483
Other payables and accruals	276,083	167,598
Factoring liability	5,177	-
Accrued compensation	136,830	76,260
Due to an officer	-	4,100
Notes payable, net of discount of $20,228 and $0, respectively	220,021	7,442
Derivative liability	1,730	-
Accrued interest	2,510	-
Total Current Liabilities	1,237,832	400,883
Total Liabilities	1,237,832	400,883
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,300,868 and 24,574,813 shares issued, respectively	26,303	24,576
Additional paid in capital	7,005,688	6,460,254
Retained deficit	(6,966,859)	(6,417,382)
Total Stockholders' Equity	65,132	67,448
Total Liabilities and Stockholders' Equity	$1,302,964	$468,331

The accompanying notes are an integral part of these condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,877,028	$3,215	$469,497	$19
Costs of goods sold	898,293	2,920	351,274	261
Gross margin	978,735	295	118,223	(242)

Operating Expenses:
Compensation expense	115,999	86,256	47,778	43,378
Advertising and promotion	563,104	67,092	334,123	38,196
Professional fees	70,275	31,409	38,907	11,090
General and administrative	569,493	218,297	336,045	115,053
Total operating expenses	1,318,871	403,054	756,853	207,717

Loss from operations	(340,136)	(402,759)	(638,630)	(207,959)

Other Income (Expense):
Interest expense	(3,816)	(9,452)	(2,397)	(5,547)
Amortization of debt discount	(29,801)	-	(16,436)	-
Loss on conversion of debt	(226,811)	-	-	-
Gain on derivative liability	48,299	-	39,925	-
Gain on extinguishment of debt	2,788	-	-	-
Total other income (expense)	(209,341)	(9,452)	21,092	(5,547)

Loss before provision for income taxes	(549,477)	(412,211)	(617,538)	(213,506)
Provision for income taxes	-	-	-	-

Net Loss	$(549,477)	$(412,211)	$(617,538)	$(213,506)

Loss per Share, Basic & Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.01)
Weighted Average Shares Outstanding	25,888,861	19,849,426	26,267,275	19,937,194
The accompanying notes are an integral part of these condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(549,477)	$(412,211)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Shares issued for services	22,350	4,610
Depreciation	22,084	17,548
Stock option expense	32,648	27,205
Gain on extinguishment of debt	(2,788)	-
Loss on conversion of debt	226,811	-
Amortization of debt discount	29,801	-
Gain on derivative liability	(48,299)	-
Interest expense on shareholder loan	-	1,094
Changes in Operating Assets and Liabilities:
(Increase) in accounts receivable	(329,043)	-
(Increase) decrease in prepaids & other assets	(20,030)	22,480
(Increase) in inventory	(535,443)	(55,917)
Increase in accounts payable	452,786	39,458
Increase in accrued expenses	174,233	103,918
Increase in interest payable	2,510	6,818
Net Cash Used in Operating Activities	(521,857)	(244,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(19,738)
Net Cash Used by Investing Activities	-	(19,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Officer advances	-	10,400
Repayment of officer advance	(4,100)	(11,000)
Proceeds from notes payable	548,174	280,325
Payments on notes payable	(17,368)	(23,359)
Net Cash Provided by Financing Activities	526,706	256,366
Net Increase (decrease) in Cash	4,849	(8,369)
Cash at Beginning of Period	196	8,398
Cash at End of Period	$5,045	$29

Cash paid during the year for:
Interest	$-	$107
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Conversion of convertible debt	$298,000	$-
Issuance of stock options	$-	$195,885
Stock issued for conversion of debt	$-	$181,359

The accompanying notes are an integral part of these condensed financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended June 30, 2015 and the year ended December 31, 2015.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2015.

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

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2015:

June 30, 2015
Description	Level 1	Level 2	Level 3	Total Fair Value
Derivative	-	-	(1,730)	(1,730)
Total	$-	$-	$(1,730)	$(1,730)

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2015 and 2014 there were no potentially dilutive shares.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the six months ended June 30, 2015 and 2014 advertising costs were $563,104 and $67,092, respectively.

Recently issued accounting pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Update”). Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INVENTORY

As of June 30, 2015 the Company has $268,817 of finished goods and $411,519 of work in process. As of December 31, 2014 there was $144,893 of finished goods inventory. Inventory is carried at the lower of cost or market.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment, stated at cost, less accumulated depreciation and consisted of the following at:

	June 30, 2015	December 31, 2014
Furniture Fixtures & Equipment	$164,120	$164,120
Leasehold improvements	12,230	12,230
Less: accumulated depreciation	(107,669)	(85,585)
Fixed assets, net	$68,681	$90,765

Depreciation expense

Depreciation expense for the six months ended June 30, 2015 and 2014 was $22,084 and $17,548, respectively.

NOTE 5 – NOTES PAYABLE

During the three months ended March 31, 2015, the Company executed multiple promissory notes with a creditor for total proceeds of $298,000. The loans are uncollateralized, bear interest at 3% and mature in six months. As of June 30, 2015, the Company converted all principal and interest into 1,655,555 shares of common stock. The value of the shares was determined using the average of the most recent stock sales for cash, resulting in a loss on conversion of debt of $226,811.

During the six months ended June 30, 2015, the Company received short term loans from two creditors for a total of $140,000. The loans are uncollateralized, non-interest bearing and are due on demand.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of June 30, 2015 and December 31, 2014 the loans have a balance of $31,249 and $7,442, respectively, they bear interest at 6.7% and 5.99% and are due within one year.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before October 20, 2015. The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $50,029 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $50,029 based on the Black Scholes Merton pricing model using the following inputs: stock price of $3.50, conversion price of $2.03, .75 years to maturity, .12% risk free rate, and volatility of 18.2%. As of June 30, 2015, $29,801 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $1,730 resulting in a gain on the change in fair value of the derivative using the following inputs: stock price of $.51, conversion price of $.568, .31 years to maturity, 1% risk free rate, and volatility of 30.4%. The note is shown net of a debt discount of $20,228 at June 30, 2015 and has accrued interest of $2,510. On July 22, 2015, this note was paid in full.

During the quarter ending June 30, 2015 the Company had the following activity in their derivative liability account:

Derivative liability at December 31, 2014	$-
Derivative liability at inception	50,029
Elimination of liability on conversion	-
Change in fair value	(48,299)
Derivative liability at June 30, 2015	$1,730

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space at 4705 Laurel Canyon Boulevard in Studio City, California. On March 15, 2015, the Company executed a new lease agreement to begin April 1, 2015. Lease payments are $6,500 per month plus parking and CAM charges. The lease expires December 31, 2015 but can be renewed for a one year extension. The original lease required a deposit of $10,610 which was paid on November 1, 2011.

Year	Amount
2015	$78,123

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with a third party individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following; $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the patented fitness product. As of June 30, 2015 the amount owing is $150,000. Sales have not yet commenced on this product.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company owed Sanford Lang, CEO $4,100 for cash advances used to pay for general operating expenses. During the six months ended June 30, 2015, this amount was repaid in full.

On May 15, 2015, the Company issued 25,000 shares of common stock to Rachel Boulds, CFO for services rendered. The shares were valued at $0.317 per share for a total non-cash expense of $7,925. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

NOTE 9 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to Full Service Marketing. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.71% risk free rate, 125% volatility and expected life of the options of 3 years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. For the six months ended June 30, 2015, $92,502 has been amortized to expense.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	-	$-	$-

Issued	1,000,000	0.27	0.20
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2015	1,000,000	$0.27	$0.20

Exercisable, June 30, 2015	1,000,000	$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 6/30/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	1.44 years	$0.20

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the six months ended June 30, 2015, the Company issued 45,500 shares of common stock for services to service providers. The shares were valued at $0.317 per share for a total non-cash expense of $14,424. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

During the six months ended June 30, 2015, the Company converted loans due to a creditor totaling $298,000 into 1,655,555 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

NOTE 11 – FACTORING AND SECURITY AGREEMENT

On February 20, 2015, the Company executed a Factoring and Security Agreement with LSQ Funding Group L.C. (“LSQ”) Pursuant to the terms of the agreement LSQ will purchase, as absolute owner, certain accounts receivable as agreed upon by both parties. LSQ will credit the company’s account the purchase price less applicable fees. During the six months ended June 30, 2015 LSQ has purchased $1,248,138 of the Company’s receivables. Pursuant to the terms of contract LSQ holds back a 19% reserve on purchased receivables. Once the receivable is collected these funds are released to the Company. As of June 30, 2015 LSQ had disbursed $715,787 of funds, less applicable fees, in excess of receivables that it had collected. This amount is credited as a liability until collection of the invoices by LSQ is complete. As of June 30, 2015, the balance of this account is $5,177.

NOTE 12 – LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company believes that it will generate sufficient capital to satisfy working capital requirements for the next 12 months. We project that the Company will need approximately $1,000,000 in "additional working capital" to meet short term liquidity requirements. As of June 30, 2015 we have accounts receivable of $336,059 to be collected and new purchase orders to be fulfilled totaling $462,816 for which the inventory is already on hand. At present we are working on the development of four new products, one of which we expect to bring to market by the end of 2015, followed closely by the others. We are also currently in discussions with a source that could bring us multiple products in the areas of personal care, household cleaning/laundry, hardware, automotive, pet care and foods. In addition, we have been in talks with investment bankers as well as individual investors to secure a minimum of $1,000,000 of funding for the next twelve months. The Company has already received $194,000 from individual investors subsequent to June 30, 2015.

Based on the before mentioned working capital components, revenue realized in the first six months of 2015, revenue projections beyond the second quarter and the debt that was eliminated in 2014, management believes that it will generate sufficient capital over the next year to fund its operations.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than noted below.

On July 22, 2015, the Company repaid in its entirety the KBM Worldwide, Inc. convertible promissory note, dated January 16, 2015, totaling $69,000.

Subsequent to June 30, 2015, the Company received short term loans from two creditors totaling $194,000. The loans are uncollateralized, non-interest bearing and due on demand.

On August 13, 2015, the Company signed a binding Letter of Intent with a third party whereby the Company will acquire the license rights to a series of products. Per the terms of the Letter of Intent the Company will issue 35 million warrants to purchase common stock. The warrants will have an exercise price of $0.23 and a term of ten years.

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

We will develop our own products or license them from the inventor or owner of the product, with license fees paid on collected revenue from the sales of the product, net of returns and allowances. Typical license fees run between 2% and 5% of net sales for sales generated over television and the web, and if the Company is able to then take the product for distribution to traditional brick and mortar outlets for further sales, an increased license fee of between 4% and 6% is typically paid.  The license rights typically run for between 24 and 36 months, and are generally renewable. Products may or may not have patent protection, copyright protection, and/or trademark protection.

The first and second quarter of 2015 was a time of great progress for the Company. Most importantly, our product, the Plumber’s Hero, was accepted by both the direct consumer and also the retail market.  We were invited to become a vendor with several of the major domestic retailers with the understanding that upon completion of the application process, we would begin to receive purchase orders for the Plumber’s Hero.  As of the end of the second quarter of 2015, the Plumber’s Hero was available in twelve major retailers throughout the United States.

Our exclusive License Agreement gives us worldwide rights to advertise, promote, market, manufacture, distribute, sell and/or exploit the product in any and all media, means and markets and all channels of trade and distribution now known or hereafter devised.

We are now a listed vendor with most of the largest retailers in the U.S. and with one of the largest grocery market chains.

We are in the process of reconfiguring the Plumber’s Hero to have a lower retail price, while maintaining margins for the retailer, in order to increase sales volume. We believe that the Plumber’s Hero will become a mainstay product in the plumbing category.

The Plumber’s Hero kit comes with a canister containing twenty applications of the Plumber’s Hero formula, a large and a small rubber drain cover to work on kitchen sinks including double sinks with a disposal, bathroom, shower and tub drains as well as an extension handle for use in the toilet.

Two minute, one minute and thirty second commercials, to support retail sales, have been shot and the marketing campaign began the later part of 2014 and is currently still running.  Also during the latter part of 2014 and the beginning of 2015, the Plumber’s Hero product and commercial was shown to major domestic retailers and was met favorably. The Company has already been approved to become a vendor with the major retailers and in the first quarter of 2015 began shipping product and generating revenue. This should continue throughout 2015 and beyond.

During the first half of 2015, the Company centered its efforts on developing four new products; a fitness product, two beauty products and a golf product.

Results of Operation for the Three Months Ended June 30, 2015 and 2014

Revenues

For the three months ended June 30, 2015 the Company recorded revenues of $469,497 compared to $19 for the three months ended June 30, 2014. Cost of goods sold was $351,274 compared to $261 in the prior period. Revenue in the current period was generated entirely from the sale of our Plumber's Hero product. We experienced a $1,407,531 decrease in revenue in the second quarter largely due to sales to Walmart, and Walgreens, our two largest vendors to date. Both vendors made large initial purchases in the first quarter providing them with enough inventory through the second quarter so that they have not yet had to order additional product. In addition, initial orders from new retailers have been more conservative as they introduce the Plumber's Hero to their customers.

Operating Expenses

For the three months ended June 30, 2015, the Company incurred compensation expense of $47,778 compared to $43,378 for the three months ended June 30, 2014; an increase of $4,400 or 10%. The increase is due to the addition of part-time contract employees.

For the three months ended June 30, 2015, the Company incurred $334,123 in advertising and promotional expense as compared to $38,196 for three months ended June 30, 2014; an increase of $295,927, or 775%. The increase is primarily due to spending on promotional activities for the Plumber’s Hero, including infomercial production and air time.

For the three months ended June 30, 2015, the Company incurred $38,907 in professional fees compared to $11,090 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the three months ended June 30, 2015, the Company incurred $336,045 in general and administrative expense as compared to $115,053 for the same period in the prior year; an increase of $220,992 or 192%. The increase is related to the general increase in business activities.

Other Income and Expense

For the three months ended June 30, 2015 we had total other income of $21,092 compared to a loss of $5,547 for the same period in the prior year. For the three months ended June 30, 2015, the Company recorded interest expense of $2,397. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc. we recorded amortization of debt discount of $16,436 and a gain on derivative of $39,925.

For the three months ended June 30, 2015 we realized a net loss of $617,538 as compared to a net loss of $213,506 for the same period in the prior year. The increase is related to the general increase in business activities, notably with advertising and promotion expense.

Results of Operation for the Six Months Ended June 30, 2015 and 2014

Revenues

For the six months ended June 30, 2015 the Company recorded revenues of $1,877,028 compared to $3,215 for the six months ended June 30, 2014. Cost of goods sold was $898,293, compared to $2,920 in the prior period. Revenue in the current period was generated almost entirely from the sale of our Plumber’s Hero product. We introduced the Plumber’s Hero to the retail market with great success in the first quarter of 2015. In the second quarter we saw an increase in our cost of goods sold as a percentage of sales. A portion of this was the result of the cost and sale price for the Plumber’s Hero packaged specifically for Dollar General. For this particular item the cost is approximately 10% more of the sale price than for other retailers. In addition, we experienced a shift in sales reported by Pacific Entertainment, the vendor of record for Walmart, as they accounted for commissions and other fees in their second quarter reported to us. We also determined that it was in our best interest to no longer pursue the marketing and production of two of our products, the Best Ball and the Scrub n Slide. The remaining inventory for these products has been donated to charity. As a result we recognized impairment expense of $42,232.

Operating Expenses

For the six months ended June 30, 2015, the Company incurred compensation expense of $115,999 compared to $86,256 for the six months ended June 30, 2014; an increase of $29,743 or 34.4%. The increase is due to the addition of several part-time contract employees.

For the six months ended June 30, 2015, the Company incurred $563,104 in advertising and promotional expense as compared to $67,092 for six months ended June 30, 2014; an increase of $496,012, or 739%. The increase is primarily due to spending on promotional activities for the Plumber’s Hero, including infomercial production and air time.

For the six months ended June 30, 2015, the Company incurred $70,275 in professional fees compared to $31,409 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the six months ended June 30, 2015, the Company incurred $569,493 in general and administrative expense as compared to $218,297 for the same period in the prior year; an increase of $351,196 or 161%. The increase is related to the general increase in business activities.

Other Income and Expense

For the six months ended June 30, 2015 we had total other expense of $209,341 compared to $9,452 for the same period in the prior year. For the six months ended June 30, 2015, the Company recorded a loss on conversion of debt of $226,811 and interest expense of $3,816. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc. we recorded amortization of debt discount of $29,801 and a gain on derivative of $48,299.

Net Loss

For the six months ended June 30, 2015 we realized a net loss of $549,477 as compared to a net loss of $412,211 for the same period in the prior year. The increase is related to the general increase in business activities, notably with advertising and promotion expense as well as the recognition of a loss on conversion of debt of $226,811.

Liquidity and Capital Resources

As of June 30, 2015, the Company believes that it will generate sufficient capital to satisfy working capital requirements for the next 12 months. We project that the Company will need approximately $1,000,000 in "additional working capita" to meet short term liquidity requirements. As of June 30, 2015 we have accounts receivable of $336,059 to be collected and new purchase orders to be fulfilled totaling $462,816 for which the inventory is already on hand. At present we are working on the development of four new products, one of which we expect to bring to market by the end of 2015, followed closely by the others. We are also currently in discussions with a source that could bring us multiple products in the areas of personal care, household cleaning/laundry, hardware, automotive, pet care and foods. In addition, we have been in talks with investment bankers as well as individual investors to secure a minimum of $1,000,000 of funding for the next twelve months. The Company has already received $194,000 from individual investors subsequent to June 30, 2015.

Based on the before mentioned working capital components, revenue realized in the first six months of 2015, revenue projections beyond the second quarter and the debt that was eliminated in 2014, management believes that it will generate sufficient capital over the next year to fund its operations.

During the six months ended June 30, 2015, net cash used by operating activities was $521,857 compared to $244,997 for the same period in the prior year.  The increase in net cash used by operating activities was primarily the result of increased accounts receivable and the purchase of inventory.

Net cash flows from financing activities for the six months ended June 30, 2015 were $526,706 compared to $256,366 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we received $548,174 from the issuance of notes payable to third parties.

Our net loss for the six months ended June 30, 2015 was significantly reduced as a result of non-cash expense transactions. Taking into account these non-cash transactions the reconciled net loss would be $266,870. The table below is not a GAAP presentation of the financial statements and is presented only to show the reconciled net loss.

Net loss	$(549,477)
Deduct non-cash gains:
Gain on derivative liability	(48,299)
Gain on extinguishment of debt	(2,788)
Add back non-cash expenses:
Shares issued for services	22,350
Depreciation	22,084
Stock option expense	32,648
Loss on conversion of debt	226,811
Amortization of debt discount	29,801
Total	283,607
Reconciled net loss, reconciled for non-cash items	$(266,870)
Reconciled net loss per share, reconciled for non-cash items	$(0.01)

The Company needs to locate investment capital sources and privately raise $1,000,000 which will be used for product testing, product manufacture, video production, air time purchase, and operation of the initial marketing campaigns, and for overhead expenses and working capital.

Obligations and Commitments

On July 9, 2014, the Board of Directors approved an investment arrangement with a third party individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following:  $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of our patented fitness product.

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

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc.  The note bears interest at 8% per annum and is due on or before October 20, 2015.  The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note.  As of June 30, 2015, $29,801 of the debt discount has been amortized to interest expense.  On July 22, 2015, this note was paid in full.

On April 29, 2015, the Company received a short term loan from a creditor for $10,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

On May 1, 2015, the Company received a short term loan from a creditor for $30,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

On May 11, 2015, the Company received a short term loan from a creditor for $50,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

On July 17, 2015, the Company received a short term loan from a creditor for $69,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

On August 4, 2015, the Company received a short term loan from a creditor for $75,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

On August 5, 2015, the Company received a short term loan from a creditor for $50,000. The loan is uncollateralized, is non-interest bearing and is due on demand.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of June 30, 2015 the loans have a balance of $31,249, bear interest at 6.7% and 5.99% and are due within one year.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Update”). Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended June 30, 2015.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Our two principle executive officers in the aggregate own 36% of our outstanding common stock and control the Company.

Our two principle executive officers, Sanford Lang and Martin Goldrod, in the aggregate own or control 36% of our outstanding common stock.  As a result of this control, they effectively control the election of a majority of our Board of Directors, and have the ability to unilaterally block mergers, acquisitions and/or other corporate transactions which require the consent of a majority in capital interest of our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2015, the Company issued 2,000 shares of common stock for services to a service provider. The shares were valued at $0.317 per share for a total non-cash expense of $634. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On May 15, 2015, the Company issued 25,000 shares of common stock to Rachel Boulds, CFO for services rendered. The shares were valued at $0.317 per share for a total non-cash expense of $7,925. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

On May 15, 2015, the Company issued 25,000 shares of common stock for services to a service provider. The shares were valued at $0.317 per share for a total non-cash expense of $7,925. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On May 20, 2015, the Company issued 12,500 shares of common stock for services to a service provider. The shares were valued at $0.317 per share for a total non-cash expense of $3,963. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On May 31, 2015, the Company issued 2,000 shares of common stock for services to a service provider. The shares were valued at $0.317 per share for a total non-cash expense of $634. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On August 13, 2015, the Company signed a binding letter of intent with Ross Sklar (“Sklar”) to acquire the license rights to a series of products. Per the terms of the letter of intent the Company will issue 35 million warrants to purchase common stock. The warrants will have an exercise price of $0.23 and a term of ten years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 13, 2015, the Company signed a binding Letter of Intent with Ross Sklar whereby the Company will acquire licenses to each of the product categories set forth on Exhibit A (“Product Categories”) to the Letter of Intent. The products fall in the categories of personal care/cosmetics-7 products, personal care/OTC/FDA- 7 products, household cleaning/laundry- 14 products, hardware- 16 products, automotive- 7 products, pet care- 4 products, consumer foods- 12 products, seasonal- 7 products and arts and crafts 6 products.

The licenses are exclusive to the Company and the term is up to 99 years in all territories of the world (the “Territory”).

The Company will issue to Sklar and/or his designees, 35 million warrants to purchase the Company’s common stock with an exercise price of $0.23 per share and a term of ten (10) years.

Pursuant to the Letter of Intent, the Company will appoint Sklar as a member of its Board of Directors

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3 to Form S-1, filed January 31, 2010
3 (ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010
10.1	Studio City Plaza Title Holding Co. LLC and Insynergy lease agreement, dated March 11, 2015(Incorporated by reference to exhibit 10.1 to Form 10-K, filed April 13, 2015)
10.2	Letter of Intent with Ross Sklar, dated August 13, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: August 14, 2015	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer