Form 10-Q
period 2015-09-30
Insynergy Products, Inc
filed 2015-11-23
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTMEBER 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 11, 2015, the issuer had 26,300,868 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	4
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2015 and 2014 (unaudited)	5
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets:
Cash	$1,622	$196
Accounts receivable	108,153	7,016
Inventory	680,336	144,893
Prepaid consulting	34,049	65,295
Prepaid and other assets	83,753	78,820
Total Current Assets	907,913	296,220

Deposit	10,610	10,610
Deferred stock option compensation	-	70,736
Property and equipment, net	43,448	90,765
Total Assets	$961,971	$468,331

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$518,816	$145,483
Other payables and accruals	251,020	167,598
Accrued compensation	183,030	76,260
Due to an officer	5,000	4,100
Notes payable	385,778	7,442
Total Current Liabilities	1,343,644	400,883
Total Liabilities	1,343,644	400,883
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,300,868 and 24,574,813 shares issued, respectively	26,303	24,576
Additional paid in capital	13,515,809	6,460,254
Retained deficit	(13,923,785)	(6,417,382)
Total Stockholders' Equity (Deficit)	(381,673)	67,448

Total Liabilities and Stockholders' Equity	$961,971	$468,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net of sales discount	$(115,335)	$4,662	$1,761,693	$7,877
Costs of goods sold	5,887	664	904,180	3,584
Gross margin	(121,222)	3,998	857,513	4,293

Operating Expenses:
Compensation expense	71,522	39,561	187,521	165,644
Advertising and promotion	14,639	10,171	577,743	77,263
Professional fees	14,276	23,025	84,551	54,434
Licensing expense	6,501,715	-	6,501,715	-
General and administrative	179,681	305,525	749,174	483,995
Total operating expenses	6,781,833	378,282	8,100,704	781,336

Loss from operations	(6,903,055)	(374,284)	(7,243,191)	(777,043)

Other Income (Expense):
Interest expense	(15,332)	(5,214)	(19,148)	(14,666)
Amortization of debt discount	(20,228)	-	(50,029)	-
Loss on conversion of debt	-	-	(226,811)	-
Change in fair value of derivative liability	(1,277)	-	47,022	-
Loss on disposal of fixed assets	(17,034)	-	(17,034)	-
Gain on extinguishment of debt	-	-	2,788	-
Total other income (expense)	(53,871)	(5,214)	(263,212)	(14,666)

Loss before provision for income taxes	(6,956,926)	(379,498)	(7,506,403)	(791,709)
Provision for income taxes	-	-	-	-

Net Loss	$(6,956,926)	$(379,498)	$(7,506,403)	$(791,709)

Loss per Share, Basic & Diluted	$(0.26)	$(0.02)	$(0.29)	$(0.04)
Weighted Average Shares Outstanding	26,300,868	21,783,591	26,027,706	20,501,232
The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Nine Months Ended September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(7,506,403)	$(791,709)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	22,350	207,300
Depreciation	30,283	29,476
Deferred compensation	101,982	43,530
License fees paid with warrants	6,501,715	-
Consulting paid with options	8,406	-
Gain on extinguishment of debt	(2,788)	-
Loss on conversion of debt	226,811	-
Loss on disposal of fixed assets	17,034	-
Interest expense on shareholder loan	-	1,423
Amortization of debt discount	50,029	-
Gain on derivative liability	(47,022)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(101,137)	-
Prepaids & other assets	(4,933)	(25,006)
Inventory	(535,443)	(104,034)
Accounts payable	376,121	(318)
Accrued expenses	187,186	294,866
Net Cash Used in Operating Activities	(675,809)	(344,472)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(59,954)
Net Cash Used by Investing Activities	-	(59,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	75,000
Advances from officers	5,000	10,400
Repayment of officer advance	(4,100)	(32,900)
Proceeds from notes payable	776,199	376,847
Payments on notes payable	(99,864)	(32,464)
Net Cash Provided by Financing Activities	677,235	396,883
Net Increase (decrease) in Cash	1,426	(7,543)
Cash at Beginning of Period	196	8,398
Cash at End of Period	$1,622	$855

Cash paid during the year for:
Interest	$21,724	$107
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Stock issued for conversion of debt	$298,000	$181,359
Issuance of stock options	$-	$195,885
Stock issued for accrued and prepaid rent	-	127,938
Forgiveness of related party debt	-	149,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the nine months ended September 30, 2015 and the year ended December 31, 2014.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2015.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014.

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

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the nine months ended September 30, 2015 and 2014 advertising costs were $577,743 and $77,263, respectively.

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

NOTE 3 – INVENTORY

As of September 30, 2015 the Company has $268,817 of finished goods and $411,519 of work in process. As of December 31, 2014 there was $144,893 of finished goods inventory. Inventory is carried at the lower of cost or market.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment, stated at cost, less accumulated depreciation and consisted of the following at:

	September 30, 2015	December 31, 2014
Furniture Fixtures & Equipment	$77,665	$77,665
Tooling & Moldings	59,955	86,455
Leasehold improvements	-	12,230
Less: accumulated depreciation	(94,172)	(85,585)
Fixed assets, net	$43,448	$90,765

Disposal of fixed assets

During the nine months ended September 30, 2015, the Company ceased using the office space for which it had capitalized prior leasehold improvement expense of $12,230. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0, resulting in a loss on disposal of $7,148.

During the nine months ended September 30, 2015, the Company determined that it would no longer be using the Scrub n Slide tooling that had been capitalized at $26,500. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0, resulting in a loss on disposal of $9,886.

Depreciation expense

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $30,283 and $29,476, respectively.

NOTE 5 – NOTES PAYABLE

During the three months ended March 31, 2015, the Company executed multiple promissory notes with a creditor for total proceeds of $298,000. The loans are uncollateralized, bear interest at 3% and mature in six months. As of September 30, 2015, the Company converted all principal and interest into 1,655,555 shares of common stock. The value of the shares was determined using the average of the most recent stock sales for cash, resulting in a loss on conversion of debt of $226,811.

During the nine months ended September 30, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of September 30, 2015 and December 31, 2014 the loans have a balance of $31,778 and $7,442, respectively, they bear interest at 6.15% and 5.99% and are due within one year.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc.  The note bears interest at 8% per annum and is due on or before October 20, 2015.  The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $50,029 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $50,029 based on the Black Scholes Merton pricing model using the following inputs: stock price of $3.50, conversion price of $2.03, .75 years to maturity, .12% risk free rate, and volatility of 18.2%. On July 22, 2015, the Company repaid the $69,000 principle, and an additional $20,000 for all accrued interest and an early payment penalty. The remaining debt discount was expensed and the Company recognized a gain on derivative of $47,022 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015 the Company had the following activity in their derivative liability account:

Derivative liability at December 31, 2014	$-
Derivative liability at inception	50,029
Elimination of liability on conversion	(1,730)
Change in fair value	(48,299)
Derivative liability at September 30, 2015	$-

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

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with a third party individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following; $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the patented fitness product. As of September 30, 2015 the amount owing is $150,000. Sales have not yet commenced on this product.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company owed Sanford Lang, CEO $4,100 for cash advances used to pay for general operating expenses. During the nine months ended September 30, 2015, this amount was repaid in full.

On May 15, 2015, the Company issued 25,000 shares of common stock to Rachel Boulds, CFO for services rendered. The shares were valued at $0.317 per share for a total non-cash expense of $7,925. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

On August 13, 2015, the Company, granted 15,000,000 warrants to purchase shares of common stock to Sandy Lang, CEO. The warrants will vest at 5,000,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

On August 13, 2015, the Company, granted 1,000,000 warrants to purchase shares of common stock to Marty Goldrod, COO. The warrants will vest at 333,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

As of September 30, 2015, the Company owed an officer $5,000 for a cash advance used to pay for general operating expenses. The advance is uncollateralized, non-interest bearing and due on demand.

NOTE 9 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to Full Service Marketing. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.71% risk free rate, 125% volatility and expected life of the options of 3 years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. On July 20, 2015 the term of the options was reduced to two years, thus the options have been revalued on that date. The new aggregate fair value of the options totaled $204,291 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.14% risk free rate, 140% volatility and expected remaining life of the options of .53 years. The Company has booked an additional $8,406 to additional paid in capital and adjusted the deferred expense account accordingly.  For the nine months ended September 30, 2015, $170,242 has been amortized to expense.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	-	$-	$-

Issued	1,000,000	0.27	0.20
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, September 30, 2015	1,000,000	$0.27	$0.20

Exercisable, September 30, 2015	1,000,000	$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 9/30/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	.33 years	$0.20

NOTE 10 – STOCK WARRANTS

Pursuant to a binding Letter of Intent with Ross Sklar (“Sklar”), a related party, dated August 13, 2015, the Company granted warrants to purchase 35 million shares of common stock to Sklar on September 15, 2015.  The warrants were granted in consideration for licensing rights to a series of products. The warrants have an exercise price of $0.23 and a term of ten years.  The aggregate fair value of the warrants totaled $6,501,715 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.23, 2.28% risk free rate, 65.24% volatility and expected life of the options of 10 years. Mr. Sklar was also appointed to the Board of Directors designating him a related party.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	-	$-	$-

Issued	35,000,000	0.23	0.186
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, September 30, 2015	35,000,000	$0.23	$0.186

Exercisable, September 30, 2015	35,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 9/30/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	35,000,000	9.97 years	$0.23

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the nine months ended September 30, 2015, the Company issued 45,500 shares of common stock for services to service providers. The shares were valued at $0.317 per share for a total non-cash expense of $14,424. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

During the nine months ended September 30, 2015, the Company converted loans due to a creditor totaling $298,000 into 1,655,555 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

NOTE 12 – LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and nine months ended August 31, 2015 and 2014. Potentially dilutive shares were excluded from the computation as of August 31, 2015 and 2014 since they would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss applicable to common stockholders	$(6,956,926)	$(379,498)	$(7,506,403)	$(791,709)

Basic and diluted loss per common share	$(0.26)	$(0.02)	$(0.29)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted shares	26,300,868	21,783,591	26,027,706	20,501,232

Potentially dilutive securities (1):
Stock options (2)	1,000,000	-	1,000,000	-
Stock warrants (2)	35,000,000	-	35,000,000	-

(1)	Excludes grants with performance conditions that have not yet been satisfied.
(2)	The impact of the warrants and options on earnings per share is antidilutive in a period of loss.

NOTE 13 – FACTORING AND SECURITY AGREEMENT

On February 20, 2015, the Company executed a Factoring and Security Agreement with LSQ Funding Group L.C. (“LSQ”) Pursuant to the terms of the agreement LSQ will purchase, as absolute owner, certain accounts receivable as agreed upon by both parties. LSQ will credit the Company’s account the purchase price less applicable fees. During the nine months ended September 30, 2015 LSQ has purchased $1,261,644 of the Company’s receivables. Pursuant to the terms of contract LSQ holds back a 19% reserve on purchased receivables. Once the receivable is collected these funds are released to the Company. As of September 30, 2015 LSQ had disbursed all available funds, except $190, less applicable fees.

NOTE 14 – LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company believes that it will generate sufficient capital to satisfy working capital requirements for the next 12 months. As of September 30, 2015 we have accounts receivable of $108,153 to be collected and new purchase orders to be fulfilled totaling $360,000 for which the inventory is already on hand and has been shipped. At present we are working on the development of four new products, followed closely by others. Through a Licensing Agreement we have multiple products available in the areas of personal care, household cleaning/laundry, hardware, automotive, pet care and foods

Based on the before mentioned working capital components, revenue realized in the first nine months of 2015, revenue projections beyond the third quarter and the debt that was eliminated in 2014, management believes that it will generate sufficient capital over the next year to fund its operations.

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

Executive Overview

Insynergy Products (“Insynergy”) is a company with deep experience in commercializing consumer products.  Beyond developing products, a core competency is commercial and infomercial production development combined with specific expertise in traditional and digital media acquisition.  The foundation of Insynergy and the continued corporate goal is to develop intellectual property (“IP”) internally or via a license from a third party. The path to monetization and value creation is realized as the Company then exploits our growing distribution footprint.  Beyond the goal of extensive profitability, the intent is to engineer sustained and long term value by building the portfolio of IP inclusive of products and brands.  The Board of Directors is cognizant of the Company’s stage, size, limitations, attributes short and long term goals.  Ultimately the Company envisions a healthy organic growth path coupled by strategic acquisitions.  This will lead the Company to an upgrade onto a primary securities exchange by 2018.  Insynergy has a keen eye for strategic acquisitions and has identified certain takeover targets that the Company expects to start to capitalize on in 2017.

The Company’s commercialization path intently depends on identifying a novel product(s).  Once found, a series of due diligence steps are taken ensuring the product’s success.  From technology to marketing to feasibility, the product as a whole is intently examined.  The Company consistently and with discipline follows a SWOT Analysis in understanding a product from a 360 vantage point that sets the stage for sound and low risk commercialization inferences.  SWOT is the analysis of Strengths, Weaknesses, Opportunities and Threats.  Everything from patent and trademark searches to liability analysis to broad retail shelf sweeps are undertaken until the Board of Directors approves a product as a candidate for launch.  Then a series of intimate customer engagements begins.  From focus groups to trial runs to engagement with corporate buyers for their privileged views, this all provides a level of insight that strategically positions Insynergy as a unique and formative player in the consumer products industry.

Insynergy today has established vendor numbers with key retailors across the nation, including Home Depot, Walgreens, Kroger, Bed Bath & Beyond and Dollar General, to name a few, all due to our first product’s success Plumbers Hero – www.plumbershero.com.

This unique drain clearing aerosol product was launched in the first quarter of 2015 in an expedited fashion in order to accomplish a few key tactical goals being revenue growth, vendor number acquisition and brand development.  Due to our CEO’s past experience, commercializing Plumbers Hero was a quick process.  With a cumulative media spend over the first three quarters of approximately $500,000 not only was national retail distribution gained but total gross revenues topped $1.5M in under eight months.  The project was designed as a short term run with a critical start and stop time line.  This provided enough market inertia to not only generate sales and brand development but it positioned the Company to gain retail vendor numbers and shelf space.  Due to the media and direct to consumer response the strategy to then pull the product through retail was a comprehensive success.  The nature of this project was to commercialize, market and distribute via Direct Response TV and retail with the understanding the product will not have long term shelf stability as the goal was not to reinvest in media.  A quick controlled investment with specific and measured goals.  As this product had a relatively low cost to commercialize, the Company desired a big splash, easy consumer acceptance, DR sales, vendor numbers, shelf space and retail sales that now set the stage for our future, which includes a remarkable and broad portfolio of recently acquired IP.

In the third quarter of 2015, we struck a land mark license deal with Mr. Ross Sklar of The Starco Group.  Insynergy secured the exclusive license to a broad body of novel products and technologies in the following categories:

-Consumer Food

-Cosmetic

-OTC Personal Care

-House hold cleaning

-Hardware, Automotive

-Pet Care

-Seasonal

-Arts & Crafts

The products in the aforementioned categories will fill our pipeline until 2025.

The significance of the license agreement is that it enables the Company access to cutting edge products that spans multiple categories.  This allows Insynergy the ability to focus on our core competencies in branding, media production/buying and distribution. With the ground work done in this first year Insynergy has opened retail channels with many of the major retail accounts and will commercialize unique IP while strategically marketing and placing our products into their distribution.

Mr. Sklar currently oversees a very broad manufacturing infrastructure that produces products in the aforementioned categories.  This adds a portfolio of leading-edge IP that not only vertically integrates Insynergy’s research and development efforts but it completely builds out our product pipeline for years to come.  It is our belief that no one in the space has our technological depth.  While there are competitive players in Insynergy’s DRTV / retail vertical, the resources and depth Insynergy now has positions the Company to take a dominating role over the next five years.

The Company is headed towards year end and a busy and successful year it has been.  To top things off we secured a very large order from the big box leader, Menards.  This order, totaling over $350,000, if successfully sold at an approved flow through rate, sets the stage for a Menards’ follow up order projected to total over $700,000 by the second quarter of 2016.

2015 has been a wonderful developmental year for Insynergy, while we have experienced some recent cash flow rigidity the Company is well structured with very low overhead.  In the following months we will be announcing further strategic corporate joint ventures involving a shopping channel combined with cross category product launches and management is thrilled to execute on our strategic plan in 2016 and beyond.

Results of Operation for the Three Months Ended September 30, 2015 and 2014

Revenues

For the three months ended September 30, 2015 the Company recorded negative revenue, net of sales returns of $115,335 compared to revenue of $4,662 for the three months ended September 30, 2014. Cost of goods sold was $5,887 compared to $664 in the prior period. Revenue in the current period was offset by $128,298, resulting in negative net revenue for the three months of $115,335. This offset was a reduction to our accounts receivable as a result of a mark down program for the Plumber’s Hero at two major retailers. We experienced a decrease in revenue in the second and third quarters largely due to sales to Walmart and Walgreens, our two largest vendors to date. Both vendors made large initial purchases in the first quarter providing them with enough inventory through the third quarter so that they have not yet had to order additional product. In addition, initial orders from new retailers have been more conservative as they introduce the Plumber’s Hero to their customers.

Operating Expenses

For the three months ended September 30, 2015, the Company incurred compensation expense of $71,522 compared to $39,561 for the three months ended September 30, 2014; an increase of $31,961 or 81%. The increase is due to increased salaries for officers.

For the three months ended September 30, 2015, the Company incurred $14,639 in advertising and promotional expense as compared to $10,171 for three months ended September 30, 2014; an increase of $4,468, or 44%. The increase is primarily due to spending on promotional activities for the Plumber’s Hero.

For the three months ended September 30, 2015, the Company incurred $14,276 in professional fees compared to $23,025 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

On August 13, 2015, the Company signed a binding Letter of Intent with a third party whereby the Company will acquire the license rights to a series of products. Per the terms of the Letter of Intent, and the Warrant Agreement dated September 15, 2015, the Company issued 35 million warrants to the third party to purchase common stock. (See Part II, Item 2, below). The aggregate fair value of the warrants totaled $6,501,715 which has been recorded as licensing expense.

For the three months ended September 30, 2015, the Company incurred $179,681 in general and administrative expense as compared to $305,525 for the same period in the prior year; a decrease of $125,844 or 41%. In the prior year there was $220,117 of non-cash expense for stock based compensation.

Other Income and Expense

For the three months ended September 30, 2015 we had total other expense of $53,871 compared to $5,214 for the same period in the prior year. For the three months ended September 30, 2015, the Company recorded interest expense of $15,332 and a loss on disposal of fixed assets of $17,034. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc., we recorded amortization of debt discount of $20,228 and a loss on derivative of $1,277.

Net Loss

For the three months ended September 30, 2015 we realized a net loss of $6,956,926 as compared to a net loss of $379,498 for the same period in the prior year. The increase is a result of the licensing expense as well as the adjustment required for the markdown of inventory by two of our retailers.

Results of Operation for the Nine Months Ended September 30, 2015 and 2014

Revenues

For the nine months ended 30, 2015 the Company recorded revenue, net of sales returns of $1,761,693 compared to $7,877 for the nine months ended September 30, 2014. Cost of goods sold was $904,180 compared to $3,584 in the prior period. Revenue in the current period was offset by $128,298, resulting in net revenue for the nine months of $1,761,693. This offset was a reduction to our accounts receivable as a result of a mark down program for the Plumber’s Hero at two major retailers. We experienced a decrease in revenue in the second and third quarters largely due to sales to Walmart and Walgreens, our two largest vendors to date. Both vendors made large initial purchases in the first quarter providing them with enough inventory through the third quarter so that they have not yet had to order additional product. In addition, initial orders from new retailers have been more conservative as they introduce the Plumber’s Hero to their customers.

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

Operating Expenses

For the nine months ended September 30, 2015, the Company incurred compensation expense of $187,521 compared to $165,644 for the nine months ended September 30, 2014; an increase of $21,877 or 13%. The increase is due to increased salaries for officers.

For the nine months ended September 30, 2015, the Company incurred $577,743 in advertising and promotional expense as compared to $77,263 for nine months ended September 30, 2014; an increase of $500,480. The increase is primarily due to spending on promotional activities for the Plumber’s Hero including infomercial production.

For the nine months ended September 30, 2015, the Company incurred $84,551 in professional fees compared to $54,434 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

On August 13, 2015, the Company signed a binding Letter of Intent with a third party whereby the Company will acquire the license rights to a series of products. Per the terms of the Letter of Intent, and the Warrant Agreement dated September 15, 2015, the Company issued 35 million warrants to the third party to purchase common stock.  (See Part II, Item 2, below). The aggregate fair value of the warrants totaled $6,501,715 which has been recorded as licensing expense.

For the nine months ended September 30, 2015, the Company incurred $749,174 in general and administrative expense as compared to $483,995 for the same period in the prior year; a decrease of $265,179 or 55%. In the prior year there was $266,799 of non-cash expense for stock based compensation.

Other Income and Expense

For the nine months ended September 30, 2015 we had total other expense of $263,212 compared to $14,666 for the same period in the prior year. For the nine months ended September 30, 2015, the Company recorded interest expense of $19,148 and a loss on disposal of fixed assets of $17,034 and a loss on conversion of debt of $226,811. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc. we recorded amortization of debt discount of $50,029 and a gain on derivative of $47,022.

Net Loss

For the nine months ended September 30, 2015 we realized a net loss of $7,506,403 as compared to a net loss of $791,709 for the same period in the prior year. The increase is a result of the licensing expense as well as the adjustment required for the markdown of inventory by two of our retailers.

Liquidity and Capital Resources

As of September 30, 2015, the Company believes that it will generate sufficient capital to satisfy working capital requirements for the next 12 months. As of September 30, 2015 we have accounts receivable of $108,153 to be collected and new purchase orders to be fulfilled totaling $360,000 for which the inventory is already on hand. At present we are working on the development of four new products followed closely by others. Through a Licensing Agreement we have multiple products available in the areas of personal care, household cleaning/laundry, hardware, automotive, pet care and foods.

Based on the before mentioned working capital components, revenue realized in the first six months of 2015, revenue projections beyond the second quarter and the debt that was eliminated in 2014, management believes that it will generate sufficient capital over the next year to fund its operations.

During the nine months ended September 30, 2015, net cash used by operating activities was $675,809 compared to $344,472 for the same period in the prior year.  The increase in net cash used by operating activities was primarily the result of increased accounts receivable and the purchase of inventory.

During the nine months ended September 30, 2015, net cash used by investing activities was $0 compared to $59,954 for the same period in the prior year.  Investing activity in the prior year was for the purchase of fixed assets. No new fixed assets have been purchased in the current year.

Net cash flows from financing activities for the nine months ended September 30, 2015 were $677,235 compared to $396,883 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we received $776,199 from the issuance of notes payable to third parties.

Our net loss for the nine months ended September 30, 2015 was significantly increased as a result of non-cash expense transactions. Taking into account these non-cash transactions the reconciled net loss would be $597,603. The table below is not a GAAP presentation of the financial statements and is presented only to show the reconciled net loss.

Net loss	$(7,506,403)
Deduct non-cash gains:
Gain on derivative liability	(47,022)
Gain on extinguishment of debt	(2,788)
Add back non-cash expenses:
Shares issued for services	22,350
Depreciation	30,283
Deferred compensation	101,982
License fees paid with warrants	6,501,715
Consulting paid with options	8,406
Loss on conversion of debt	226,811
Amortization of debt discount	50,029
Loss on disposal of fixed assets	17,034
Total	6,908,800
Reconciled net loss, reconciled for non-cash items	$(597,603)
Reconciled net loss per share, reconciled for non-cash items	$(0.02)

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

During the nine months ended September 30, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of September 30, 2015 and December 31, 2014 the loans have a balance of $31,778 and $7,442, respectively, they bear interest at 6.15% and 5.99% and are due within one year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2015.  A material weakness was identified associated with the closing procedures for the preparation of the financial statements resulting in material adjusting journal entries. Management is currently in the process of implementing new processes to improve the accuracy and efficiency of its closing procedures so that they are effective going forward.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

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

On August 13, 2015, the Company granted 15,000,000 warrants to purchase shares of common stock to Sandy Lang, CEO. The warrants will vest at 5,000,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On August 13, 2015, the Company, granted 1,000,000 warrants to purchase shares of common stock to Marty Goldrod, COO. The warrants will vest at 333,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On September 15, 2015, the Company granted warrants to purchase 35 million shares of common stock to Ross Sklar in consideration for licensing rights to a series of products. The warrants have an exercise price of $0.23 and a term of ten years.  The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

The following information was required to be disclosed on Form 8-K during the period covered by this Form 10-Q. Pursuant to a binding Letter of Intent with Ross Sklar (“Sklar”), dated August 13, 2015,  the Company granted warrants to purchase 35 million shares of common stock Sklar on September 15, 2015.  The warrants were granted in consideration for licensing rights to a series of products, discussed below. The warrants have an exercise price of $0.23 and a term of ten years.

In consideration for the warrants, the Company expects to  acquire licenses to products that fall in the categories of personal care/cosmetics-7 products, personal care/OTC/FDA- 7 products, household cleaning/laundry- 14 products, hardware- 16 products, automotive- 7 products, pet care- 4 products, consumer foods- 12 products, seasonal- 7 products and arts and crafts 6 products. The licenses are exclusive to the Company and the term is up to 99 years in all territories of the world (the “Territory”).

Pursuant to the Letter of Intent, the Company appointed Mr. Sklar as a member of its Board of Directors on August 13, 2015.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended August 13, 2015 (Incorporated by reference to exhibit 3.ii to Form S-1, filed August 20, 2015)
3 (ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form 8-K, filed January 31, 2010)
10.1	Studio City Plaza Title Holding Co. LLC and Insynergy lease agreement, dated March 11, 2015 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed April 13, 2015)
10.2	Letter of Intent with Ross Sklar, dated August 13, 2015(Incorporated by reference to exhibit 10.1 to Form 8-K, filed August 20, 2015)
10.3	Warrant Agreement Ross Sklar , dated September 15, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: November 23, 2015	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer