Form 10-K
period 2015-12-31
Insynergy Products, Inc
filed 2016-04-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54892

INSYNERGY PRODUCTS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 West Burbank Blvd., Suite 201, Burbank, CA (Address of principal executive offices)	91505 (Zip Code)

Registrant’s telephone number, including area code:  (818)760-1644

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  [X]

The aggregate market value of the 16,779,048 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($0.51) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2015) was approximately $8,557,314.

At April 11, 2016, there were 26,296,868 shares of the registrant’s common stock outstanding.

i

PART I

Item 1.  BUSINESS

Our Business

Insynergy Products Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2010. The Company was organized to engage in Direct Response marketing that has the ability to take a product from the drawing board to the ultimate consumer via sales through television, Internet and retail. As disclosed herein, our business model has evolved to including marketing our products through retail channels utilizing other pull through market such as social, innovative in-store merchandising and targeted public relations.

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

Insynergy today has established vendor numbers with key retailors across the nation, including Home Depot, Walgreens, Kroger, and Dollar General, to name a few, all due to our first product’s success Plumbers Hero – www.plumbershero.com.

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

In the third quarter of 2015, we struck a land mark license deal with Mr. Ross Sklar of The Starco Group.  Insynergy secured the exclusive license to a broad body of novel products and technologies in the following categories:

-

Consumer Food

-

Cosmetic

-

OTC Personal Care

-

House hold cleaning

-

Hardware, Automotive

-

Pet Care

-

Seasonal

-

Arts & Crafts

The products in the aforementioned categories will fill our pipeline until 2025.

The significance of the license agreement is that it enables the Company access to cutting edge products that span multiple categories.  This allows Insynergy the ability to focus on our core competencies in branding, media production/buying and distribution. With the ground work done in this first year Insynergy has opened retail channels with many of the major retail accounts and will commercialize unique IP while strategically marketing and placing our products into their distribution.

Mr. Sklar currently oversees a very broad manufacturing infrastructure that produces products in the aforementioned categories.  This adds a portfolio of leading-edge IP that not only vertically integrates Insynergy’s research and development efforts but it completely builds out our product pipeline for years to come.  It is our belief that no one in the space has our technological depth.  While there are competitive players in Insynergy’s DRTV/retail vertical, the resources and depth Insynergy now has positions the Company to take a dominating role over the next five years.

In 2015 the Company had a busy and successful year. To top things off we secured and fulfilled a very large order from a big box leader, totaling over $350,000.

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

The Company is developing products that will be marketed in many different areas.  This will be a completely different type of branding.  Social media will be a key factor to making consumers aware of new and great retail brands.  This special type of advertising will bring consumers into the stores and create a special awareness of new and exciting products.

Products to Be Marketed

During the year ended December 31, 2015, the Company centered its efforts on Plumber’s Hero, a product that clears normal clogs in the shower, tub, kitchen sink, bathroom sink and toilet.

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

Two minute, one minute and thirty second commercials were shot and the marketing campaign ran throughout 2015.

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

The Company writes, produces, hires the talent, directs, shoots and edits many of its infomercials in-house.  The Company will also hire outside production companies who have had success shooting shows with products in the same genre as the products we will be releasing such as fitness, house wares and hair care.

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

Employees

The Company has two full-time employees, but will use independent contractors when we shoot our direct response marketing TV spots.

Item 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2.  PROPERTIES

Our principal offices are located at 2501 Burbank Blvd., Suite 201, Burbank, California, 91505.  In December 2015 the Company entered into a three-year lease, starting January 1, 2016, with Burbank Properties, L.P. for 1,957 square feet of office space.  Current lease payments are $3,425 with yearly increases during the term of the lease.  The lease also provides an option to extend the lease for an additional three years upon expiration of the current lease term.   The lease may be terminated with a 10-day written notice from the landlord for violation of the lease terms.  The Company considers the space to be adequate for the next several years.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Markets Group OTCQB under the symbol “ISYG.”  The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2015 and 2014 as reported by the OTC Markets.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2015
Quarter Ended	High $	Low $
March 31, 2015	$3.25	$3.25
June 30, 2015	$0.75	$0.51
September 30, 2015	$0.18	$0.18
December 31, 2015	$0.25	$0.25

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
March 31, 2014	$1.20	$0.50

June 30, 2014	$1.00	$0.51
September 30, 2014	$3.00	$1.00
December 31, 2014	$3.50	$3.00

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

Holders

As of March 25, 2016, we had 166 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2015.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

 Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

For the year ended December 31, 2015 the Company recorded revenue, net of sales returns, of $2,069,285 compared to $49,077 for the year ended December 31, 2014. Cost of goods sold was $1,118,378 compared to $15,545 in the prior period. Revenue in the current year was offset by $165,138, resulting in net revenue for the year ended of $2,069,285. This offset was a reduction to our accounts receivable as a result of a mark down program for the Plumber’s Hero at two major retailers. We experienced a decrease in revenue in the latter part of the year largely due to amount and timing of sales to two of our retailers. Both vendors made large initial purchases in the first quarter providing them with enough inventory through the third and fourth quarters so that they have not yet had to order additional product. In addition, initial orders from new retailers have been more conservative as they introduce the Plumber’s Hero to their customers.

We introduced the Plumber’s Hero to the retail market with great success in the first quarter of 2015. In the second quarter we saw an increase in our cost of goods sold as a percentage of sales. A portion of this was the result of the cost and sale price for the Plumber’s Hero packaged specifically for one of our retail accounts. For this particular item the cost is approximately 10% more of the sale price than for other retailers. We also determined that it was in our best interest to no longer pursue the marketing and production of two of our products. The remaining inventory for these products has been donated to charity. As a result, we recognized impairment expense of $42,232.

Operating Expenses

For the year ended December 31, 2015, compensation expense increased $32,428 to $253,272 compared to $220,844 for the year ended December 31, 2014. The increase is due to increasing the yearly salary for two of our officers.

For the year ended December 31, 2015, the Company incurred $584,061 in advertising and promotional expense as compared to $152,831 for the prior year, an increase of $431,230, or 282%. The increase is primarily due to spending on promotional activities for the Plumber’s Hero including infomercial production.

For the year ended December 31, 2015, the Company incurred $103,871 in professional fees compared to $89,528 in the prior year, an increase of $14,343 or 16%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the year ended December 31, 2015, the Company incurred $902,732 in general and administrative expense as compared to $857,795 for the prior year, an increase of $44,937, or 5%.

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

Other income and expense

For the year ended December 31, 2015 we had total other expense of $257,241 compared to $436,811 for the year ended December 31, 2014. For the year ended December 31, 2015, the Company recorded interest expense of $23,184, a loss on disposal of fixed assets of $17,034 and a loss on conversion of debt of $226,811. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc. we recorded amortization of debt discount of $50,029, a gain on settlement of debt of $62,859, and a gain on derivative of $3,042. In the prior year we recognized a loss on the conversion of debt of $424,119.

Net loss

For the year ended December 31, 2015, the Company recorded a net loss of $7,651,985 as compared to a net loss of $1,724,277 in the prior year, an increase of $5,927,708. The increase is the direct result of licensing expense incurred as discussed above.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $14,069,367 at December 31, 2015, had a net loss of $7,651,985 and net cash used in operating activities of $620,092 for year ended December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

While we are attempting to increase operations and revenues, our cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of debt and equity financing.  We believe that the actions presently being taken to further implement our business plan and generate increased revenues provide the opportunity for the Company to continue as a going concern.  At present we are working on the development of four new products followed closely by others. Through a Licensing Agreement we have multiple products available in the areas of personal care, household cleaning/laundry, hardware, automotive, pet care and foods. While we believe in the viability of our strategy to generate increased revenues and in our ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate increased revenues.

During the year ended December 31, 2015, net cash used by investing activities was $0 compared to $59,954 for the prior year.  Investing activity in the prior year was for the purchase of fixed assets. No new fixed assets have been purchased in the current year.

Net cash flows from financing activities for the year ended December 31, 2015 were $660,381 compared to $598,873 for the year ended December 31, 2014.  During the year ended December 31, 2015, we received $776,199 from the issuance of notes payable to third parties.

Our net loss for the year ended December 31, 2015 was significantly increased as a result of non-cash expense transactions. Taking into account these non-cash transactions the reconciled net loss would be $740,035. The table below is not a GAAP presentation of the financial statements and is presented only to show the reconciled net loss.

Net loss	$(7,651,985)
Deduct non-cash gains:
Gain on extinguishment of debt	(62,859)
Add back non-cash expenses:
Shares issued for services	21,082
Depreciation	38,431
Deferred compensation	119,707
License fees paid with warrants	6,501,715
Loss on conversion of debt	226,811
Amortization of debt discount	50,029
Loss on disposal of fixed assets	17,034
Total	6,911,950
Reconciled net loss, reconciled for non-cash items	$(740,035)
Reconciled net loss per share, reconciled for non-cash items	$(0.03)

Obligations and Commitments

On July 9, 2014, the Board of Directors approved an investment arrangement with a third party individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following:  $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of our patented fitness product. As of December 31, 2015, no units of the applicable product have been sold. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet.

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of December 31, 2015 and December 31, 2014 the loans have a balance of $16,671 and $7,442, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 13

Report of Independent Registered Public Accounting Firm

 14

Balance Sheets as of December 31, 2015 and 2014

 15

Statements of Operations for the years ended December 31, 2015 and 2014

16

Statements of Cash Flows for years ended December 31, 2015 and 2014

 17

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014

 18

Notes to the Financial Statements

 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Insynergy Products, Inc.

We have audited the accompanying balance sheet of Insynergy Products, Inc. as of December 31, 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynergy Products, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has suffered losses from operations since inception and its current cash flow is not enough to meet current needs.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to this matter are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company
Salt Lake City, Utah
April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Insynergy Products, Inc.

Studio City, California

We have audited the accompanying balance sheet of Insynergy Products, Inc. as of December 31, 2014, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynergy Products, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/
HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 13, 2015

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$40,485	$196
Accounts receivable, net of allowance of $5,855 and $0, respectively	172,143	7,016
Inventory	503,946	144,893
Employee expense advance	-	4,641
Prepaid consulting	16,324	65,295
Prepaid and other assets	67,748	74,179
Total Current Assets	800,646	296,220

Deposit	10,161	10,610
Deferred stock option compensation	-	70,736
Property and equipment, net	35,300	90,765
Total Assets	$846,107	$468,331

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$558,941	$145,483
Other payables and accruals	223,615	167,598
Accrued compensation	226,556	76,260
Due to an officer	3,253	4,100
Notes payable	370,671	7,442
Total Current Liabilities	1,383,036	400,883
Total Liabilities	1,383,036	400,883
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,296,868 and 24,574,813 shares issued, respectively	26,298	24,576
Additional paid in capital	13,506,140	6,460,254
Retained deficit	(14,069,367)	(6,417,382)
Total Stockholders' Equity (Deficit)	(536,929)	67,448
Total Liabilities and Stockholders' Equity (Deficit)	$846,107	$468,331

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014
Revenues	$2,069,285	$49,077
Costs of goods sold	1,118,378	15,545
Gross margin	950,907	33,532

Operating Expenses:
Compensation expense	253,272	220,844
Advertising and promotion	584,061	152,831
Professional fees	103,871	89,528
Licensing expense	6,501,715	-
General and administrative	902,732	857,795
Total operating expenses	8,345,651	1,320,998

Loss from operations	(7,394,744)	(1,287,466)

Other Income (Expense):
Interest expense	(23,184)	(18,493)
Amortization of debt discount	(50,029)	-
Loss on disposal of assets	(17,034)	-
Loss on conversion of debt	(226,811)	(424,119)
Change in fair value of derivative liability	(3,042)	-
Gain on extinguishment of debt	62,859	5,801
Total other expense	(257,241)	(436,811)

Net Loss	$(7,651,985)	$(1,724,277)

Loss per Share, Basic & Diluted	$(0.29)	$(0.08)
Weighted Average Shares Outstanding	26,094,042	21,218,500
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	19,760,683	$19,762	$4,419,476	$(4,693,105)	$(253,867)
Stock issued for cash	257,935	258	87,742	-	88,000
Stock issued for services	1,211,117	1,211	415,896	-	417,107
Stock issued for conversion of debt	3,725,078	3,725	1,149,926	-	1,153,651
Stock cancellation	(380,000)	(380)	380	-	-
Forgiveness of accrued officer compensation	-	-	189,320	-	189,320
Issuance of warrants	-	-	195,885	-	195,885
Contributed interest	-	-	1,629	-	1,629
Net Loss for the year ended December 31, 2014	-	-	-	(1,724,277)	(1,724,277)
Balance, December 31, 2014	24,574,813	24,576	6,460,254	(6,417,382)	67,448
Stock issued for services	66,500	67	21,015	-	21,082
Stock issued for conversion of debt	1,655,555	1,655	523,156	-	524,811
Issuance of warrants	-	-	6,501,715	-	6,501,715
Net Loss for the year ended December 31, 2015	-	-	-	(7,651,985)	(7,651,985)
Balance, December 31, 2015	26,296,868	$26,298	$13,506,140	$(14,069,367)	$(536,929)

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Year	$(7,651,985)	$(1,724,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	21,082	407,852
Depreciation	38,431	41,786
Consulting paid with options	119,707	59,854
License fees paid with warrants	6,501,715	-
(Gain) / loss on extinguishment of debt	(63,859)	424,118
Loss on conversion of debt	226,811	-
Loss on disposal of fixed assets	17,034	-
Interest expense on shareholder loan	-	1,629
Amortization of debt discount	50,029	-
Change in fair value of derivative liability	3,042	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(165,127)	(7,016)
Prepaids & other assets	11,521	1,797
Inventory	(359,053)	(119,163)
Accounts payable	423,246	22,620
Accrued expenses	206,314	343,679
Net Cash Used in Operating Activities	(620,092)	(547,121)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(59,954)
Net Cash Used by Investing Activities	-	(59,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	88,000
Officer advances	20,953	10,400
Repayment of officer advance	(21,800)	(38,800)
Proceeds from notes payable	776,199	587,147
Payments on notes payable	(114,971)	(47,874)
Net Cash Provided by Financing Activities	660,381	598,873
Net Increase / (Decrease) in Cash	40,289	(8,202)
Cash at Beginning of Year	196	8,398
Cash at End of Year	$40,485	$196
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	$-	$189,320

Stock issued for conversion of debt	$298,000	$1,153,650

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2015 or 2014.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2015 and 2014.

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

Depreciation is computed using the straight-line method over the estimated useful lives of three years.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2015 and 2014 advertising costs were $584,061 and $152,831, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2015.

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

NOTE 3 – INVENTORY

As of December 31, 2015 and 2014, the Company has $131,759 and $144,893, respectively of finished goods inventory. And $372,187 and $0 of work in process inventory, respectively. Inventory is carried at the lower of cost or market.

During the year ended December 31, 2015 the Company determined that it was in its best interest to no longer pursue the marketing and production of two of its initial products. As of December 31, 2015, the Company impaired the remaining $42,232 of inventory to cost of goods.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2015	December 31, 2014
Equipment	$35,202	$35,202
Furniture	37,276	37,276
Computers & Hardware	5,187	5,187
Leasehold improvements	-	12,230
Moldings	59,955	86,455
Less: accumulated depreciation	(102,320)	(85,585)
Fixed assets, net	$35,300	$90,765

During the year ended December 31, 2015, the Company ceased using the office space for which it had capitalized prior leasehold improvement expense of $12,230. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0, resulting in a loss on disposal of $7,148.

During the year ended December 31, 2015, the Company determined that it would no longer be using tooling that had been capitalized at $26,500. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0, resulting in a loss on disposal of $9,886.

Depreciation expense

Depreciation expense for the years ended December 31, 2015 and 2014 was $38,431 and $41,786, respectively.

NOTE 5 – NOTES PAYABLE

During the year ended December 31, 2015, the Company executed multiple promissory notes with a creditor for total proceeds of $298,000. The loans are uncollateralized, bear interest at 3% and mature in six months. As of December 31, 2015, the Company converted all principal and interest into 1,655,555 shares of common stock. The value of the shares was determined using the average of the most recent stock sales for cash, resulting in a loss on conversion of debt of $226,811.

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of December 31, 2015 and December 31, 2014 the loans have a balance of $16,671 and $7,442, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On January 16, 2015, the Company executed a convertible promissory note for $69,000 with KBM Worldwide, Inc.  The note bears interest at 8% per annum and is due on or before October 20, 2015.  The note is convertible at a 42% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $50,029 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $50,029 based on the Black Scholes Merton pricing model using the following inputs: stock price of $3.50, conversion price of $2.03, 0.75 years to maturity, 0.12% risk free rate, and volatility of 18.2%. On July 22, 2015, the Company repaid the $69,000 principal, and an additional $20,000 for all accrued interest and an early payment penalty. The remaining debt discount was expensed and the Company recognized a gain on derivative of $53,071 for the year ended December 31, 2015.

Derivative liability at December 31, 2014	$-
Derivative liability at inception	50,029
Elimination of liability on conversion	(53,071)
Change in fair value	3,042
Derivative liability at December 31, 2015	$-

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current lease payments are $3,425 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. Minimum lease payments over the next three years are as follows:

Year	Amount
2016	$41,097
2017	42,330
2018	43,596
Total	$127,023

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following. $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the fitness product. As of December 31, 2015, no units of the applicable product have been sold. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company owed Sanford Lang, CEO $4,100 for cash advances used to pay for general operating expenses. This amount was repaid in full during 2015. As of December 31, 2015, the Company owed Mr. Lang $1,853 for expense reimbursement.

On May 15, 2015, the Company issued 25,000 shares of common stock to Rachel Boulds, CFO for services rendered. The shares were valued at $0.317 per share for a total non-cash expense of $7,925. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

On August 13, 2015, the Company, granted 15,000,000 warrants to purchase shares of common stock to Sanford Lang, CEO. The warrants will vest at 5,000,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

On August 13, 2015, the Company, granted 1,000,000 warrants to purchase shares of common stock to Martin Goldrod, COO. The warrants will vest at 333,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

Pursuant to a binding Letter of Intent with Ross Sklar (“Sklar”), a related party, dated August 13, 2015, the Company granted warrants to purchase 35,000,000 shares of common stock to Sklar on September 15, 2015 for consideration of entering into the license agreement.  The warrants have an exercise price of $0.23 and a term of ten years.

During 2015 an officer advanced the Company $5,000, $3,600 of which was repaid. The advance was used to pay for general operating expenses. The advance is uncollateralized, non-interest bearing and due on demand.

NOTE 9 – STOCK OPTIONS

On January 29, 2014, the Company authorized the issuance of 1,000,000 stock options to Full Service Marketing. The aggregate fair value of the options totaled $195,885 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.27, 0.71% risk free rate, 125% volatility and expected life of the options of three years. The Company has booked the $195,885 to additional paid in capital and a deferred expense account, to be amortized over the term of the options. On July 20, 2015 the term of the options was reduced to two years accelerating the amortization of the deferred expense. For the years ended December 31, 2015 and 2014, $119,707 and $59,854 has been amortized to expense, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price		Weighted Average Fair Value

Outstanding, December 31, 2014	1,000,000		$0.27	$0.20
		$
Issued	-		$-	$-
Exercised	-		$-	$-
Forfeited	-		$-	$-
Expired	-		$-	$-
Outstanding, December 31, 2015	1,000,000		$0.27	$0.20

Exercisable, December 31, 2015	1,000,000		$0.27	$0.20

Range of Exercise Prices	Number Outstanding at 12/31/15	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.27	1,000,000	1 month	$0.20

NOTE 10 – STOCK WARRANTS

Pursuant to a binding Letter of Intent with Ross Sklar (“Sklar”), a related party, dated August 13, 2015, the Company granted warrants to purchase 35,000,000 shares of common stock to Sklar on September 15, 2015.  The warrants have an exercise price of $0.23 and a term of ten years.  The aggregate fair value of the warrants totaled $6,501,715 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.23, 2.28% risk free rate, 65.24% volatility and expected life of the options of 10 years. Mr. Sklar was also appointed to the Board of Directors designating him a related party.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	-	$-	$-

Issued	51,000,000	$0.23	$0.186
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2015	51,000,000	$0.23	$0.186

Exercisable, December 31, 2015	35,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 12/31/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	51,000,000	9.62 years	$0.23

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended December 31, 2015, the Company issued 41,500 shares of common stock for services to service providers. The shares were valued at $0.317 per share for a total non-cash expense of $13,156. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

During the year ended December 31, 2015, the Company converted loans due to a creditor totaling $298,000 into 1,655,555 shares of common stock. The shares were valued at $0.317 which was determined using the average of the most recent stock sales for cash.

NOTE 12 – INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2015	2014
Deferred Tax Assets:
NOL Carryover	$1,138,500	$1,478,500
Related party accrual	1,300	1,600
Allowance for doubtful accounts	2,300	-
Payroll accrual	88,400	32,700
Deferred tax liabilities:
Depreciation	3,600	(4,800)
Less valuation allowance	(1,234,100)	(1,508,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2015	2014
Book loss	$(3,278,100)	$(672,500)
Meals and entertainment	4,600	1,400
Depreciation	11,300	(7,400)
Allowance for Doubtful Accounts	2,500	-
Other nondeductible expenses	2,921,400	182,900
Related party accruals	(400)	(11,100)
Accrued payroll	58,900	(7,400)
Valuation allowance	279,800	514,100
	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $2,919,000 that may be offset against future taxable income from the year 2016 to 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

 NOTE 13 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $14,069,367 at December 31, 2015, had a net loss of $7,651,985 and net cash used in operating activities of $620,092 for year ended December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

 NOTE 14– SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that no material subsequent events exist.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

As reported in our Form 8-K filed January 7, 2016, HJ & Associates & Consultants, LLP, resigned as our independent registered public accounting firm due to its combination with Haynie & Company, effective January 1, 2016.  As a result, Haynie & Company became the Company's independent registered public accounting firm.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2015, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2015, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•

timely and accurate reconciliation of accounts

•

lack of timely document preparation

•

lack of segregation of duties

•

complex accounting transaction expertise

•

lack of corporate documentation

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015.

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

 Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our bylaws require at least four directors to serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  Our executive officers are appointed by our board of directors and serve at its discretion. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position
Sanford Lang	70	Chief Executive Officer, Director & Chairman
Martin Goldrod	74	Director, President, & COO
Rachel Boulds	46	Chief Financial Officer
Ross Sklar	40	Director

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

Ross Sklar was appointed to fill a vacancy on our Board on August 13, 2015.  Mr. Sklar is 40 years old and is the founder and current Chief Executive Officer of The Starco Group, located in Los Angeles, California.  He started The Starco Group in January 2010. The Starco Group is a coating and adhesive aerosol producer and one of only two companies in the U.S. that produces aerosols and janitor and food service chemicals all under one roof .  For over 15 years Mr. Sklar has developed technology in the chemical, coatings, oil and gas, construction and consumer markets.  He holds a Bachelor’s degree in Political Science with a minor in Economics from the University of Manitoba.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2015, we believe Sanford Lang filed late one Form 4 related to one transaction; Martin Goldrod filed late two Forms 4  each related to one transaction; Rachel Boulds filed late one Form 4 related to one transaction and Ross Sklar filed late one Form 3.

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Messrs. Sanford, Goldrod and Sklar, act as our nominating and audit committee.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sanford Lang, CEO	2015 2014	$42,905 $7,762	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$42,905 $7,762
Martin Goldrod, COO	2015 2014	$19,140 $4,650	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$19,140 $4,650
Rachel Boulds, CFO	2015 2014	$8,500 N/A	$0 N/A	$7,925 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$8,500 N/A

(1) Amounts indicated are cash payments. All officers also have accrued unpaid salary.

Employment Agreements

We have separate employment agreements with our three principle officers as follows:

On February 5, 2010, the Company entered into a five-year employment contract with Sanford Lang, providing for his services as Chief Executive Officer of the Company.  The employment Agreement provides for a salary of $120,000 per year, and for additional bonus compensation each year at the discretion of the Board of Directors.  It also provides for a car allowance of $900 per month, reimbursement for all business expenses, and for participation in all employee benefit programs offered to other employees from time to time to other employees of the Company. Effective July 1, 2015, the Board approved an increase of the yearly salary to $180,000.

On February 5, 2010. the Company entered into a five-year employment contract with Martin Goldrod, providing for his services as President and Chief Operating Officer of the Company.  The employment Agreement provides for a salary of $60,000 per year, and for additional bonus compensation each year at the discretion of the Board of Directors.  It also provides for reimbursement for all business expenses, and for participation in all employee benefit programs offered to other employees from time to time to other employees of the Company. Effective July 1, 2015, the Board approved an increase of the yearly salary to $65,000.

The Company appointed Rachel Boulds as its CFO on March 6, 2015. The Company and Ms. Boulds have not entered into any formal written compensation agreement for the position of Chief Financial Officer of the Company.

DIRECTOR COMPENSATION

The following table provides information concerning the compensation of the current and former directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Sanford Lang	$0	$0	$0	$0
Martin Goldrod	$0	$0	$0	$0
Ross Sklar	$0	$0	$0	$0
Spallucci (former)	$0	$0	$0	$0

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2015.  This chart includes individual compensation arrangements as described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exerciseprice of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	52,000,000	$ 0.27	0
Total	52,000,000	$ 0.27	0

On January 29, 2014, the Company entered into an individual compensation agreement with Full Service Marketing.  The Company authorized the issuance of 1,000,000 stock options to Full Service Marketing for marketing and other related services. The options have an exercise price of $0.27, are exercisable immediately and expire January 29, 2017.

Equity Awards to Officers and Directors

On August 13, 2015, the Company granted 15,000,000 warrants to purchase shares of common stock to Sanford Lang, CEO. The warrants will vest at 5,000,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On August 13, 2015, the Company, granted 1,000,000 warrants to purchase shares of common stock to Martin Goldrod, COO. The warrants will vest at 333,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On September 15, 2015, the Company granted warrants to purchase 35,000,000 shares of common stock to Ross Sklar in consideration for licensing rights to a series of products. The warrants have an exercise price of $0.23 and a term of ten years.  The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 26,296,868 shares of common stock outstanding as of March 25, 2016, plus an aggregate of 35,000,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	7,540,320 (1)	12.3%
Common Stock	Martin Goldrod	1,362,500	2.2%
Common Stock	Rachel Boulds	25,000	0%
Common Stock	Ross Sklar	35,000,000 (2)	57.1%
	Directors and executive officers as a group (4 persons)	43,927,820	71.7%

(1) Represents 7,540,320 shares by Mr. Lang, 500,000 shares held by his spouse and 10,000 shares held by a child living with him.

(2) Represents warrants to purchase 35,000,000 common shares exercisable within the next 60 days.

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

As of December 31, 2014, the Company owed Sanford Lang, CEO, $4,100 for cash advances used to pay for general operating expenses. This amount was repaid in full during 2015. As of December 31, 2015, the Company owed Mr. Lang $1,853 for expense reimbursement.

On September 30, 2014, Sanford Lang, CEO and Martin Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company credited $149,970 to additional paid in capital.

On December 31, 2014, Sanford Lang, CEO and Martin Goldrod, CFO, agreed to forgive all of their accrued compensation. As a result the Company credited $39,350 to additional paid in capital.

During 2014, Rachel Boulds, our new Chief Financial Officer, provided accounting services to the Company.  Her firm provided contract Chief Financial Officer, controllership, financial reporting, audit consulting, bookkeeping, and business operation consulting services to various public and private companies.  Her firm also prepared the Company’s period-end financial statements, footnotes and Management Discussion and Analysis in conformity with US GAAP and SEC reporting rules, as well as consultation on complex accounting matters.  For the year ended December 31, 2014 her firm billed the Company $6,500, per the terms of their agreement.

On May 15, 2015, the Company issued 25,000 shares of common stock to Rachel Boulds, CFO for services rendered. The shares were valued at $0.317 per share for a total non-cash expense of $7,925. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

On August 13, 2015, the Company, granted 15,000,000 warrants to purchase shares of common stock to Sanford Lang, CEO. The warrants will vest at 5,000,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

On August 13, 2015, the Company, granted 1,000,000 warrants to purchase shares of common stock to Martin Goldrod, COO. The warrants will vest at 333,000 for each $5 million in revenue realized by the Company over the next eighteen months. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

During 2015 Martin Goldrod, COO advanced the Company $5,000, $3,600 of which was repaid. The advance was used to pay for general operating expenses. The advance is uncollateralized, non-interest bearing and due on demand.

Pursuant to a binding Letter of Intent with Ross Sklar (“Sklar”), dated August 13, 2015, the Company granted warrants to purchase 35,000,000 shares of common stock Sklar on September 15, 2015.  The warrants were granted in consideration for licensing rights to a series of products owned by The Starco Group. The warrants have an exercise price of $0.23 and a term of ten years.  Pursuant to the Letter of Intent, the Company appointed Mr. Sklar as a member of its Board of Directors on August 13, 2015.

On February 5, 2010, the Company entered into a five-year employment contract with Sanford Lang, providing for his services as Chief Executive Officer of the Company.  The employment Agreement provides for a salary of $120,000 per year. Effective July 1, 2015, the Board approved an increase of the yearly salary to $180,000.

On February 5, 2010, the Company entered into a five-year employment contract with Martin Goldrod, providing for his services as President and Chief Operating Officer of the Company.  The employment Agreement provides for a salary of $60,000 per year. Effective July 1, 2015, the Board approved an increase of the yearly salary to $65,000.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firms, Haynie & Company and HJ Associates & Consultants, LLP, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	Haynie & Company 2015	HJ & Assoc. 2014
Audit fees	$52,000	$32,700
Audit-related fees	$-	$-
Tax fees	$2,400	$2,163
All other fees	$-	$-

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

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(ii)	By-laws of Insynergy Products, Inc., as amended August 13, 2015 (incorporated by reference to exhibit 3(ii) Form 8-K filed August 20, 2015
4.1	Warrant Agreement between Ross Sklar and Insynergy, dated September 15, 2015 (incorporated by reference to exhibit 10.3 Form 10-Q, filed November 23, 2015
10.1	Lease agreement between Burbank Commercial Properties, L.P. and Insynergy, dated December 9, 2015
10.2	Letter of Intent with Ross Sklar, dated August 13, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K, filed August 20, 2015)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Signature	Title	Date

/s/ Sanford Lang Sanford Lang	Chief Executive Officer, Chairman of the Board and Director	April 14, 2016

/s/ Martin Goldrod Martin Goldrod	President, COO and Director	April 14, 2016
/s/ Rachel Boulds Rachel Boulds	Chief Financial Officer	April 14, 2016

/s/ Ross Sklar Ross Sklar	Director	April 14, 2016