Form 10-K/A
period 2015-12-31
Insynergy Products, Inc
filed 2016-06-29
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ X ]        No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

At June 29, 2016, there were 26,296,868 shares of the registrant’s common stock outstanding.

i

Explanatory note: The financial statements for the year ended December 31, 2015 are being restated due to a change in accounting principle for revenue recognition to account for Revenue Recognition with the right of return which includes establishing a policy for product returns and allowances based on known returns and other information. The Company's change in principle was in response to significant returns subsequent to the year ended December 31, 2015. Other than the revisions to the financial statements , the disclosures in this amended report, with the exception of Note 15, are as of the initial filing date of April 14, 2016 and this report does not include subsequent events.

PART II

 Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K/A.

Revenues

For the year ended December 31, 2015 the Company recorded revenue, net of sales returns and allowances of $590,023 and mark down program of $165,138, of $1,496,586 compared to $49,077 for the year ended December 31, 2014. The $165,138 offset was a reduction to our accounts receivable as a result of a mark down program for the Plumber’s Hero at two major retailers. Cost of goods sold was $1,118,378 compared to $15,545 in the prior period. We experienced a decrease in revenue in the latter part of the year largely due to amount and timing of sales to two of our retailers. Both customers made large initial purchases in the first quarter providing them with enough inventory through the third and fourth quarters so that they have not yet had to order additional product. In addition, initial orders from new retailers have been more conservative as they introduce the Plumber’s Hero to their customers.

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

Sales Returns and Allowances

For the year ended December 31, 2015, the Company established a reserve of $590,023 for the possibility of any future returns.  The reserve was based on multiple criteria (Note 15) and will be evaluated and adjusted accordingly on a quarterly basis.

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

For the year ended December 31, 2015, the Company incurred $916,623 in general and administrative expense as compared to $857,795 for the prior year, an increase of $58,828, or 6.8%.

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

Net loss

For the year ended December 31, 2015, the Company recorded a net loss of $8,238,575 as compared to a net loss of $1,724,277 in the prior year, an increase of $6,514,298. The increase is the direct result of licensing expense incurred as discussed above.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $14,655,957 at December 31, 2015, had a net loss of $8,238,575 and net cash used in operating activities of $620,092 for year ended December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2015, net cash used by operating activities was $620,092 compared to $547,121 for the prior year.  The increase in net cash used by operating activities was primarily the result of marketing activities for the promotion of the Plumbers Hero and the purchase of inventory.

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

Our net loss for the year ended December 31, 2015 was significantly increased as a result of non-cash expense transactions. Taking into account these non-cash transactions the reconciled net loss would be $1,326,625. The table below is not a GAAP presentation of the financial statements and is presented only to show the reconciled net loss.

Net loss	$(8,238,575)
Deduct non-cash gains:
Gain on extinguishment of debt	(62,859)
Add back non-cash expenses:
Shares issued for services	21,082
Depreciation	38,431
Deferred compensation	119,707
License fees paid with warrants	6,501,715
Loss on conversion of debt	226,811
Amortization of debt discount	50,029
Loss on disposal of fixed assets	17,034
Total	6,911,950
Reconciled net loss, reconciled for non-cash items	$(1,326,625)
Reconciled net loss per share, reconciled for non-cash items	$(0.05)

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

The Company follows paragraph 605-15-25 of the FASB Accounting Standards Codification for revenue recognition when the right of return exists.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) The seller's price to the buyer is substantially fixed or determinable at the date of sale, (ii) The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product. If the buyer does not pay at time of sale and the buyer's obligation to pay is contractually or implicitly excused until the buyer resells the product, then this condition is not met., (iii) The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (iv) The buyer acquiring the product for resale has economic substance apart from that provided by the seller. This condition relates primarily to buyers that exist on paper, that is, buyers that have little or no physical facilities or employees. It prevents entities from recognizing sales revenue on transactions with parties that the sellers have established primarily for the purpose of recognizing such sales revenue, (v) The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) The amount of future returns can be reasonably estimated.

The Company records an allowance for sales returns. The allowance is based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). The allowance will be evaluated and adjusted accordingly on a quarterly basis.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 7

Report of Independent Registered Public Accounting Firm

 8

Balance Sheets as of December 31, 2015 (restated) and 2014

 9

Statements of Operations for the years ended December 31, 2015 (restated) and 2014

 10

Statements of Cash Flows for years ended December 31, 2015 (restated) and 2014

 11

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 (restated) and 2014

 12

Notes to the Financial Statements

 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Insynergy Products, Inc.

We have audited the accompanying balance sheet of Insynergy Products, Inc. as of December 31, 2015, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 15 to the financial statements, the December 31, 2015 financial statements have been restated to correct a misstatement.

/s/
Haynie & Company
Salt Lake City, Utah
April 14, 2016, except for Note 15 as to which the date is June 29, 2016

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

/s/
HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 13, 2015

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS	(Restated)
Current Assets:
Cash	$40,485	$196
Accounts receivable	158,482	7,016
Inventory	503,946	144,893
Employee expense advance	-	4,641
Prepaid consulting	16,324	65,295
Prepaid and other assets	67,748	74,179
Total Current Assets	786,985	296,220

Deposit	10,161	10,610
Deferred stock option compensation	-	70,736
Property and equipment, net	35,300	90,765
Total Assets	$832,446	$468,331

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$522,100	$145,483
Other payables and accruals	223,615	167,598
Product returns & allowances	609,770	-
Accrued compensation	226,556	76,260
Due to an officer	3,253	4,100
Notes payable	370,671	7,442
Total Current Liabilities	1,955,965	400,883
Total Liabilities	1, 955,965	400,883
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,296,868 and 24,574,813 shares issued, respectively	26,298	24,576
Additional paid in capital	13,506,140	6,460,254
Retained deficit	(14,655,957)	(6,417,382)
Total Stockholders' Equity (Deficit)	(1,123,519)	67,448
Total Liabilities and Stockholders' Equity (Deficit)	$832,446	$468,331

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014
	(Restated)
Sales	$2,086,609	$49,077
Sales returns and allowances	(590,023)	-
Net Revenue	1,496,586	49,077
Costs of goods sold	1,118,378	15,545
Gross margin	378,208	33,532

Operating Expenses:
Compensation expense	253,272	220,844
Advertising and promotion	584,061	152,831
Professional fees	103,871	89,528
Licensing expense	6,501,715	-
General and administrative	916,623	857,795
Total operating expenses	8,359,542	1,320,998

Loss from operations	(7,981,334)	(1,287,466)

Other Income (Expense):
Interest expense	(23,184)	(18,493)
Amortization of debt discount	(50,029)	-
Loss on disposal of assets	(17,034)	-
Loss on conversion of debt	(226,811)	(424,119)
Change in fair value of derivative liability	(3,042)	-
Gain on extinguishment of debt	62,859	5,801
Total other expense	(257,241)	(436,811)

Net Loss	$(8,238,575)	$(1,724,277)

Loss per Share, Basic & Diluted	$(0.32)	$(0.08)
Weighted Average Shares Outstanding	26,094,042	21,218,500
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	19,760,683	$19,762	$4,419,476	$(4,693,105)	$(253,867)
Stock issued for cash	257,935	258	87,742	-	88,000
Stock issued for services	1,211,117	1,211	415,896	-	417,107
Stock issued for conversion of debt	3,725,078	3,725	1,149,926	-	1,153,651
Stock cancellation	(380,000)	(380)	380	-	-
Forgiveness of accrued officer compensation	-	-	189,320	-	189,320
Issuance of warrants	-	-	195,885	-	195,885
Contributed interest	-	-	1,629	-	1,629
Net Loss for the year ended December 31, 2014	-	-	-	(1,724,277)	(1,724,277)
Balance, December 31, 2014	24,574,813	24,576	6,460,254	(6,417,382)	67,448
Stock issued for services	66,500	67	21,015	-	21,082
Stock issued for conversion of debt	1,655,555	1,655	523,156	-	524,811
Issuance of warrants	-	-	6,501,715	-	6,501,715
Net Loss for the year ended December 31, 2015 (restated)	-	-	-	(8,238,575)	(8,238,575)
Balance, December 31, 2015 (restated)	26,296,868	$26,298	$13,506,140	$(14,655,957)	$(1,123,519)

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2015	2014
	(Restated)
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Year	$(8,238,575)	$(1,724,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	21,082	407,852
Depreciation	38,431	41,786
Consulting paid with options	119,707	59,854
License fees paid with warrants	6,501,715	-
(Gain) / loss on extinguishment of debt	(63,859)	424,118
Loss on conversion of debt	226,811	-
Loss on disposal of fixed assets	17,034	-
Interest expense on shareholder loan	-	1,629
Amortization of debt discount	50,029	-
Change in fair value of derivative liability	3,042	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(151,466)	(7,016)
Prepaids & other assets	11,521	1,797
Inventory	(359,053)	(119,163)
Accounts payable	387,405	22,620
Product returns & allowances	609,770	-
Accrued expenses	206,314	343,679
Net Cash Used in Operating Activities	(620,092)	(547,121)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(59,954)
Net Cash Used by Investing Activities	-	(59,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	88,000
Officer advances	20,953	10,400
Repayment of officer advance	(21,800)	(38,800)
Proceeds from notes payable	776,199	587,147
Payments on notes payable	(114,971)	(47,874)
Net Cash Provided by Financing Activities	660,381	598,873
Net Increase / (Decrease) in Cash	40,289	(8,202)
Cash at Beginning of Year	196	8,398
Cash at End of Year	$40,485	$196
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	$-	$189,320
Stock issued for conversion of debt	$298,000	$1,153,650

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Restated)

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

Revenue recognition

The Company follows paragraph 605-15-25 of the FASB Accounting Standards Codification for revenue recognition when the right of return exists.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) The seller's price to the buyer is substantially fixed or determinable at the date of sale, (ii) The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product. If the buyer does not pay at time of sale and the buyer's obligation to pay is contractually or implicitly excused until the buyer resells the product, then this condition is not met., (iii) The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (iv) The buyer acquiring the product for resale has economic substance apart from that provided by the seller. This condition relates primarily to buyers that exist on paper, that is, buyers that have little or no physical facilities or employees. It prevents entities from recognizing sales revenue on transactions with parties that the sellers have established primarily for the purpose of recognizing such sales revenue, (v) The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) The amount of future returns can be reasonably estimated.

The Company records an allowance for sales returns. The allowance is based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). The allowance will be evaluated and adjusted accordingly on a quarterly basis.

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

Net deferred tax assets consist of the following components as of December 31:

	2015	2014
Deferred Tax Assets:
NOL Carryover	$1,137,400	$1,478,500
Related party accrual	1,300	1,600
Product returns & allowance	230,100	-
Payroll accrual	88,400	32,700
Deferred tax liabilities:
Depreciation	3,600	(4,800)
Less valuation allowance	(1,460,800)	(1,508,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2015	2014
Book loss	$(3,529,400)	$(672,500)
Meals and entertainment	4,600	1,400
Depreciation	11,300	(7,400)
Product returns & allowance	252,800	-
Other nondeductible expenses	2,921,400	182,900
Related party accruals	(400)	(11,100)
Accrued payroll	58,900	(7,400)
Valuation allowance	280,800	514,100
	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $2,916,000 that may be offset against future taxable income from the year 2016 to 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $ 14,655,957 at December 31, 2015, had a net loss of $ 8,238,575 and net cash used in operating activities of $620,092 for year ended December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that no material subsequent events exist.

NOTE 15 – RESTATEMENT

The Company has restated its previously issued Statement of Operations and Balance Sheet for the year ended December 31, 2015. First, the Company has accounted for the subsequent return of products and has reduced its sales for the year from what was previously reported. Second, the Company has established a Product Returns and Allowances account for any possible future returns.

	December 31, 2015
Current Assets:	As Reported	Adjustment		As Restated
Cash	$40,485	$-		$40,485
Accounts receivable	172,143	(13,661)	(2)	158,482
Inventory	503,946	-		503,946
Prepaid consulting	16,324	-		16,324
Prepaid and other assets	67,748	-		67,748
Total Current Assets	800,646	(13,661)		786,985
Deposit	10,161	-		10,161
Property and equipment, net	35,300	-		35,300
TOTAL ASSETS	$846,107	$(13,661)		$832,446

LIABILITIES
Current Liabilities:
Accounts payable	$558,941	$(36,841)	(1)	$522,100
Other payables and accruals	223,615	-		223,615
Product returns & allowances	-	609,770	(5)	609,770
Accrued compensation	226,556	-		226,556
Due to an officer	3,253	-		3,253
Notes payable	370,671			370,671
Total Liabilities	1,383,036	572,929		1,955,965

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock	26,298	-		26,298
Additional paid-in capital	13,506,140	-		13,506,140
Retained deficit	(14,069,367)	(586,590)		(14,655,957)
Total Stockholders’ Equity (Deficit)	(536,929)	(586,590)		(1,123,519)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$846,107	$(13,661)		832,446

	December 31, 2015
	As Reported	Adjustment		As Restated
Sales	$2,069,285	$17,324	(1)(2)	$2,086,609
Sales returns and allowances	-	(590,023)	(1)(3)	(590,023)
Net Revenue	2,069,285	(572,699)		1,496,586
Costs of goods sold	1,118,378	-		1,118,378
Gross margin	950,907	(572,699)		378,208

Operating Expenses:
Compensation expense	253,272	-		253,272
Advertising and promotion	584,061	-		584,061
Professional fees	103,871	-		103,871
Licensing expense	6,501,715	-		6,501,715
General and administrative	902,732	13,891	(2)(4)	916,623
Total Operating Expenses	8,345,651	13,891		8,359,542
Loss from operations	(7,394,744)	(586,590)		(7,981,334)

Other Income (Expense):
Interest expense	(23,184)	-		(23,184)
Amortization of debt discount	(50,029)	-		(50,029)
Loss on disposal of assets	(17,034)	-		(17,034)
Loss on conversion of debt	(226,811)	-		(226,811)
Change in fair value of derivative liability	(3,042)	-		(3,042)
Gain on extinguishment of debt	62,859	-		62,859
Total other expense	(257,241)	-		(257,241)
Net Loss	$(7,651,985)	$(586,590)		$(8,238,575)
Income Per Common Share:	$(0.29)	$(0.03)		$(0.32)
Weighted Average Common Shares:
Basic	26,094,042	-		26,094,042

(1) Reversal of subsequent return that was originally debited to sales. Return was reclassed to sales returns & allowance account

(2) One of the Company’s customer does not satisfy all of the revenue recognition criteria, as they only pay for product sold to the end user. The Company has reversed the revenue and receivable previously recognized on product sold to the customer but not yet to their end user.

(3) One of the Company’s customers made a large return subsequent to the year ended December 31, 2015. The total revenue previously recognized on the product returned was $209,988.

(4) Return fee associated with processing the subsequent returns. Amount has been included in the “Product returns & allowance” account until return is received.

(5) Allowance for estimated Sales Returns & Allowances for revenue recognized where the right of return exists.

SALES RETURNS AND ALLOWANCES

The Company recorded an allowance for estimated sales returns of $590,023 for the year ended December 31, 2015. The allowance was based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). Use of these criteria resulted in different percentages being applied to different customers. In addition, the Company has had one subsequent return in 2016 for $209,988 and is in discussion with the customer regarding a possible second return. These amounts have been fully reserved. The allowance will be evaluated and adjusted accordingly on a quarterly basis

		Amount to apply reserve against	Reserve %	Reserve
Pending return	$	N/A	N/A	$342,972
Customer type 1		395,353	20%	79,071
Customer type 2		163,434	20%	32,687
Customer type 3		343,620	35%	120,267
Customer type 4		150,262	10%	15,026
		$1,052,669		$590,023

Customer concentrations

The Company had four customers whose revenue individually represented 31%, 19%, 17% and 14% of the Company sales for a total of 81% for the year ended December 31, 2015. The Company recognizes that there is some risk associated with these concentrations with regards to collection of accounts receivable and sales returns. The Company has made a change in the way it recognizes revenue when the right of return exists in order to mitigate this risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2015, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•

timely and accurate reconciliation of accounts

•

lack of timely document preparation

•

lack of segregation of duties

•

complex accounting transaction expertise

•

lack of corporate documentation

•

lack of accounting for returned products

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Insynergy Products, Inc., are included in this report under Item 8 on pages 7 to 24 .

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(ii)	By-laws of Insynergy Products, Inc., as amended August 13, 2015 (incorporated by reference to exhibit 3(ii) Form 8-K filed August 20, 2015
4.1	Warrant Agreement between Ross Sklar and Insynergy, dated September 15, 2015 (incorporated by reference to exhibit 10.3 Form 10-Q, filed November 23, 2015
10.1	Lease agreement between Burbank Commercial Properties, L.P. and Insynergy, dated December 9, 2015 (incorporated by reference to exhibit 10.1 Form 10-K, filed April 14, 2016)
10.2	Letter of Intent with Ross Sklar, dated August 13, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K, filed August 20, 2015)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insynergy Products, Inc.

By:	/s/ Sanford Lang
Sanford Lang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanford Lang Sanford Lang	Chief Executive Officer, Chairman of the Board and Director	June 29, 2016

/s/ Martin Goldrod Martin Goldrod	President, COO and Director	June 29, 2016
/s/ Rachel Boulds Rachel Boulds	Chief Financial Officer	June 29, 2016

/s/ Ross Sklar Ross Sklar	Director	June 29, 2016