Form 10-Q
period 2016-03-31
Insynergy Products, Inc
filed 2016-07-15
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2016

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  0-54892

INSYNERGY PRODUCTS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2501 West Burbank Blvd., Suite 201, Burbank, CA	91505
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 11, 2016, the issuer had 26,296,868 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	4
Condensed Statements of Operations for the Three Months ended March 31, 2016 and 2015 (unaudited)	5
Condensed Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash	$2,565	$40,485
Accounts receivable	64,908	158,482
Inventory	412,345	503,946
Prepaid consulting	-	16,324
Prepaid and other assets	96,667	67,748
Total Current Assets	576,485	786,985

Deposit	3,500	10,161
Property and equipment, net	28,655	35,300
Total Assets	$608,640	$832,446

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$729,228	$522,100
Other payables and accruals	231,632	223,615
Product returns & allowances	388,013	609,770
Accrued compensation	285,646	226,556
Due to an officer	10,053	3,253
Notes payable	361,034	370,671
Total Current Liabilities	2,005,606	1,955,965
Total Liabilities	2,005,606	1,955,965
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,296,868 and 26,296,868 shares issued, respectively	26,298	26,298
Additional paid in capital	13,506,140	13,506,140
Accumulated deficit	(14,929,404)	(14,655,957)
Total Stockholders' Equity (Deficit)	(1,396,966)	(1,123,519)
Total Liabilities and Stockholders' Equity (Deficit)	$608,640	$832,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

>

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues	$22,070	$1,407,531
Sales returns and allowances	(6,671)	-
Net Revenue	15,399	1,407,531
Costs of goods sold	(91,601)	(547,019)
Gross margin	(76,202)	860,512

Operating Expenses:
Compensation expense	72,710	68,221
Advertising and promotion	2,664	228,981
Professional fees	41,044	31,368
General and administrative	81,714	233,448
Total operating expenses	198,132	562,018

Income (loss) from operations	(274,334)	298,494

Other Income (Expense):
Interest expense	(752)	(1,419)
Amortization of debt discount	-	(13,365)
Loss on conversion of debt	-	(226,811)
Change in fair value of derivative liability	-	8,374
Gain on extinguishment of debt	1,639	2,788
Total other income (expense)	887	(230,433)

Net Income (Loss)	$(273,447)	$68,061

Loss per Share, Basic & Diluted	$(0.01)	$0.00
Weighted Average Shares Outstanding	26,296,868	25,506,242
The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITES:
Net income (loss)	$(273,447)	$68,061
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Deferred compensation	16,324	17,592
Depreciation	6,644	11,042
Gain on extinguishment of debt	(1,639)	(2,788)
Loss on conversion of debt	-	226,811
Loss on inventory	126,349	-
Amortization of debt discount	-	13,365
Gain on derivative liability	-	(8,374)
Changes in Operating Assets and Liabilities:
Accounts receivable	93,574	(895,578)
Prepaids & other assets	(22,258)	(32,936)
Inventory	(34,748)	(296,709)
Accounts payable	208,768	184,729
Product returns & allowances	(221,757)	-
Accrued expenses	67,107	333,019
Net Cash Used in Operating Activities	(35,083)	(381,766)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officers	8,900	-
Repayment of officer advance	(2,100)	(4,100)
Proceeds from notes payable	36,843	458,175
Payments on notes payable	(46,480)	(3,155)
Net Cash Provided by Financing Activities	(2,837)	450,920
Net Increase (decrease) in Cash	(37,920)	69,154
Cash at Beginning of Period	40,485	196
Cash at End of Period	$2,565	$69,350

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Stock issued for conversion of debt	$-	$298,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2016.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Change in accounting principle

As of December 31, 2015 the Company implemented a change in accounting principle for revenue recognition to account for Revenue Recognition with the right of return which includes establishing a policy for product returns and allowances based on known returns and other information.

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

NOTE 3 – INVENTORY

As of March 31, 2016 the Company has $40,158 of finished goods and $372,187 of work in process. As of December 31, 2015 there was $131,759 of finished goods and $372,187 of work in process inventory. Inventory is carried at the lower of cost or net realizable value.

NOTE 4 – PRODUCT RETURNS AND ALLOWANCES

The Company recorded an allowance for estimated customer returns of $388,013 and $609,770 for the three months ended March 31, 2016 and the year ended December 31, 2015. The allowance was based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). Use of these criteria resulted in different percentages being applied to different customers. The allowance will be evaluated and adjusted accordingly on a quarterly basis

December 31, 2015		Amount to apply reserve against	Reserve %	Reserve
Pending return	$	N/A	N/A	$362,719
Customer type 1		395,353	20%	79,071
Customer type 2		163,434	20%	32,687
Customer type 3		343,620	35%	120,267
Customer type 4		150,262	10%	15,026
		$1,052,669		$609,770

March 31, 2016		Amount to apply reserve against	Reserve %	Reserve
Pending return	$	N/A	N/A	$140,962
Customer type 1		395,353	20%	79,071
Customer type 2		163,434	20%	32,687
Customer type 3		343,620	35%	120,267
Customer type 4		150,262	10%	15,026
		$1,052,669		$388,013

NOTE 5 – NOTES PAYABLE

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand. During the three months ended March 31, 2016, the Company added $1,400 to the balance due and repaid $35,000 for a balance due as of March 31, 2016 of $320,400.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of March 31, 2016 and December 31, 2015 the loans have a balance of $40,634 and $16,671, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

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

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following. $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the fitness product. As of March 31, 2016, no units of the applicable product have been sold. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 officers advanced the Company $10,053. The advances were used to pay for general operating expenses. They are uncollateralized, non-interest bearing and due on demand.

NOTE 8 – STOCK OPTIONS

For the three months ended March 31, 2016 and 2015, $16,324 and $76,178 has been amortized to expense, respectively, for the vesting of options.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	1,000,000	$0.27	$0.20

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	1,000,000	-	-
Outstanding, March 31, 2016	-	$-	$-

Exercisable, March 31, 2016	-	$-	$-

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	51,000,000	$0.23	$0.186

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2016	51,000,000	$0.23	$0.186

Exercisable, March 31, 2016	51,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 3/31/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	51,000,000	9.37 years	$0.23

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $14,929,404 at March 31, 2016, had a net loss of $273,447 and net cash used in operating activities of $35,083 for three months ended March 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

 NOTE 10– SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist.

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

Plan of Operations

Insynergy Products (“Insynergy”) is a company with extensive experience in commercializing consumer products.  Beyond developing products, a core competency is commercial and infomercial production development combined with specific expertise in traditional and digital media acquisition.  The foundation of Insynergy and the continued corporate goal is to develop intellectual property (“IP”) internally or via a license from a third party. The path to monetization and value creation is realized as the Company then exploits our growing distribution footprint.  Beyond the goal of extensive profitability, the intent is to engineer sustained and long term value by building the portfolio of IP inclusive of products and brands.  The Board of Directors is cognizant of the Company’s stage, size, limitations, attributes short and long term goals.  Ultimately the Company envisions a healthy organic growth path coupled by strategic acquisitions.  Management expects this growth plan to lead the Company to an upgrade onto a primary securities exchange by 2018.  Insynergy’s management has a keen eye for strategic acquisitions and has identified certain takeover targets that the Company expects to start to capitalize on in 2017.

The Company’s commercialization path depends on identifying a novel product(s).  Once found, a series of due diligence steps are taken ensuring the product’s success.  From technology to marketing to feasibility, the product as a whole is intently examined.  The Company consistently and with discipline follows a SWOT Analysis in understanding a product from a 360 degree vantage point that sets the stage for sound and low risk commercialization inferences.  SWOT is the analysis of Strengths, Weaknesses, Opportunities and Threats.  Everything from patent and trademark searches to liability analysis to broad retail shelf sweeps are undertaken until the Board of Directors approves a product as a candidate for launch.  Then a series of intimate customer engagements begins.  From focus groups to trial runs to engagement with corporate buyers for their privileged views, this all provides a level of insight that strategically positions Insynergy as a unique and formative player in the consumer products industry.

Insynergy today has established vendor relations with key retailors across the nation, including Home Depot, Walgreens, Kroger, and Dollar General, to name a few, all due to our first product’s success Plumbers Hero – www.plumbershero.com.

This unique drain clearing aerosol product was launched in the first quarter of 2015 in an expedited fashion in order to accomplish a few key tactical goals being revenue growth, vendor number acquisition and brand development.  Due to our CEO’s past experience, commercializing Plumbers Hero was a quick process.  With a cumulative media spend over the firstthree quarters of approximately $500,000 not only was national retail distribution gained but total gross revenues topped $1.4M in under eight months. The project was designed as a short term run with a critical start and stop time line.  This provided enough market inertia to not only generate sales and brand development but it positioned the Company to gain retail vendor numbers and shelf space.  Due to the media and direct to consumer response, the strategy to move the product through retail was a comprehensive success.  The nature of this project was to commercialize, market and distribute via Direct Response TV and retail with the understanding the product would not have long term shelf stability as the goal was not to reinvest in media.  Thus, a quick controlled investment with specific and measured goals.  As this product had a relatively low cost to commercialize, the Company desired a big splash, easy consumer acceptance, DR sales, vendor numbers, shelf space and retail sales that now set the stage for our future, which includes a broad portfolio of recently acquired IP.

In the third quarter of 2015, we entered into a significant license with Mr. Ross Sklar of The Starco Group.  Insynergy secured the exclusive license to a broad body of novel products and technologies in the following categories:

- Consumer Food

- Cosmetic

- OTC Personal Care

- House hold cleaning

- Hardware, Automotive

- Pet Care

- Seasonal

- Arts & Crafts

We expect these products in the aforementioned categories to fill our pipeline until 2025.

The significance of the license agreement is that it enables the Company access to cutting edge products that span multiple categories.  This allows Insynergy the ability to focus on our core competencies in branding, media production/buying and distribution. With the ground work done in this first year, Insynergy has opened retail channels with many of the major retail accounts and will commercialize unique IP while strategically marketing and placing our products into their distribution.

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

2015 was a developmental year for Insynergy, while we have experienced some recent cash flow rigidity the Company is well structured with very low overhead.  In the following months we will be announcing further strategic corporate joint ventures involving a shopping channel combined with cross category product launches and management is thrilled to execute on our strategic plan in 2016 and beyond.

Results of Operation for the Three Months Ended March 31, 2016 and 2015

Revenues

For the three months ended March 31, 2016 the Company recorded revenue, net of sales returns of $15,399 compared to revenue of $1,407,531 for the three months ended March 31, 2015. Cost of goods sold was $91,601 compared to $547,019 of cost of goods sold in the prior period. Cost of goods includes a loss on inventory of $126,349. The loss is the result of a sale to a customer that was cancelled due to nonpayment and for which the inventory was not returned.

Operating Expenses

For the three months ended March 31, 2016, the Company incurred compensation expense of $72,710 compared to $68,221 for the three months ended March 31, 2015; an increase of $4,489 or 6.5%. The increase is due to increased salaries for officers.

For the three months ended March 31, 2016, the Company incurred $2,664 in advertising and promotional expense as compared to $228,981 for three months ended March 31, 2015; a decrease of $226,317. In the prior year there was substantial spending on promotional activities for the Plumber’s Hero. There have been no such expenditures in the current period.

For the three months ended March 31, 2016, the Company incurred $41,044 in professional fees compared to $31,368 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The increase is due to increased audit fees.

For the three months ended March 31, 2016, the Company incurred $81,714 in general and administrative expense as compared to $233,448 for the same period in the prior year; a decrease of $151,734 or 64.9%. In the prior year there was $220,117 of non-cash expense for stock based compensation.

Other Income and Expense

For the three months ended March 31, 2016 we had total other income of $887 compared to total other expense of $230,433 for the same period in the prior year. For the three months ended March 31, 2016, the Company recorded interest expense of $752 which was offset by a gain on forgiveness of debt of $1,639.  For the three months ended March 31, 2015 we had a loss on conversion of debt of $226,811 and a gain on forgiveness of debt of $2,788. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc., we recorded amortization of debt discount of $13,365 and a gain on derivative of $8,374.

Net Loss

For the three months ended March 31, 2016 we realized a net loss of $273,447 as compared to net income of $68,061 for the same period in the prior year. We expect our net loss to decrease as we begin to market new products in connection with our licensing agreement with The Starco Group, Inc.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $14,929,404 at March 31, 2016, had a net loss of $273,447 and net cash used in operating activities of $35,803 for the three months ended March 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash flows from financing activities for the three months ended March 31, 2016 were $(2,837) compared to $450,920 for the three months ended March 31, 2015.

The Company needs to locate investment capital sources and privately raise $1,000,000 which will be used for product testing, product manufacture, video production, air time purchase, and operation of the initial marketing campaigns, and for overhead expenses and working capital.

Obligations and Commitments

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand. During the three months ended March 31, 2016, the Company added $1,400 to the balance due and repaid $35,000 for a balance due as of March 31, 2016 of $320,400.

The Company also has financing loans for its product liability and Director and Officer Insurance. As of March 31, 2016 and December 31, 2015 the loans have a balance of $40,634 and $16,671, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2016.  The following aspects of the Company were noted as potential material weaknesses:

·

timely and accurate reconciliation of accounts

·

lack of timely document preparation

·

lack of segregation of duties

·

complex accounting transaction expertise

·

lack of corporate documentation

·

lack of accounting for returned products

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended August 13, 2015 (Incorporated by reference to exhibit 3(ii) to Form 8-K, filed August 20, 2015)
3 (ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: July 15, 2016	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer