Form 10-Q
period 2016-06-30
Insynergy Products, Inc
filed 2016-09-08
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 7, 2016, the issuer had 26,296,868 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	4
Condensed Statements of Operations for the Three and Six Months ended June 30, 2016 and 2015 (unaudited)	5
Condensed Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash	$8,449	$40,485
Accounts receivable	67,311	158,482
Inventory	-	503,946
Prepaid consulting	-	16,324
Prepaid and other assets	33,387	67,748
Total Current Assets	109,147	786,985

Deposit	3,500	10,161
Property and equipment, net	1,550	35,300
Total Assets	$114,197	$832,446

LIABILITIES AND STOCKHOLERS' (DEFICIT)
Current Liabilities:
Accounts payable	$717,443	$522,100
Other payables and accruals	223,369	223,615
Product returns & allowances	305,663	609,770
Accrued compensation	347,506	226,556
Due to an officer	9,053	3,253
Notes payable	344,240	370,671
Total Current Liabilities	1,947,274	1,955,965
Total Liabilities	1,947,274	1,955,965
Stockholders' (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,296,868 and 26,296,868 shares issued, respectively	26,298	26,298
Additional paid in capital	13,506,140	13,506,140
Accumulated deficit	(15,365,515)	(14,655,957)
Total Stockholders' (Deficit)	(1,833,077)	(1,123,519)
Total Liabilities and Stockholders' (Deficit)	$114,197	$832,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$159,203	$469,497	$174,602	$1,877,028
Costs of goods sold	(412,345)	(351,274)	(503,946)	(898,293)
Gross margin	(253,142)	118,223	(329,344)	978,735

Operating Expenses:
Compensation expense	78,001	47,778	150,711	115,999
Advertising and promotion	49,742	334,123	52,406	563,104
Professional fees	1,456	38,907	42,500	70,275
General and administrative	41,589	336,045	123,303	569,493
Total operating expenses	170,788	756,853	368,920	1,318,871

Loss from operations	(423,930)	(638,630)	(698,264)	(340,136)

Other Income (Expense):
Interest expense	(1,474)	(2,397)	(2,226)	(3,816)
Amortization of debt discount	-	(16,436)	-	(29,801)
Loss on conversion of debt	-	-	-	(226,811)
Gain on derivative liability	-	39,925	-	48,299
Loss on disposal of property and equipment	(20,461)	-	(20,461)	-
Gain on extinguishment of debt	9,754	-	11,393	2,788
Total other income (expense)	(12,181)	21,092	(11,294)	(209,341)

Loss before provision for income taxes	(436,111)	(617,538)	(709,558)	(549,477)
Provision for income taxes	-	-	-	-

Net Loss	$(436,111)	$(617,538)	$(709,558)	$(549,477)

Loss per Share, Basic & Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Weighted Average Shares Outstanding	26,296,868	26,267,275	26,296,868	25,888,861
The accompanying notes are an integral part of these condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(709,558)	$(549,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred compensation	16,324	32,648
Shares issued for service	-	22,350
Depreciation	13,288	22,084
Loss on disposal of property and equipment	20,461	-
Loss on inventory	499,861	-
Gain on extinguishment of debt	(11,392)	(2,788)
Loss on conversion of debt	-	226,811
Amortization of debt discount	-	29,801
Gain on derivative liability	-	(48,299)
Changes in Operating Assets and Liabilities:
Accounts receivable	91,171	(329,043)
Prepaids & other assets	41,022	(20,030)
Inventory	4,085	(535,443)
Accounts payable	206,736	452,786
Product returns & allowances	(304,107)	-
Accrued expenses	120,704	176,743
Net Cash Used in Operating Activities	(11,405)	(521,857)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officers	8,900	-
Repayment of officer advance	(3,100)	(4,100)
Proceeds from notes payable	36,843	548,174
Payments on notes payable	(63,274)	(17,368)
Net Cash (Used) Provided by Financing Activities	(20,631)	526,706
Net Increase (Decrease) in Cash	(32,036)	4,849
Cash at Beginning of Period	40,485	196
Cash at End of Period	$8,449	$5,045

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Stock issued for conversion of debt	$-	$298,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc. (formerly Insynergy, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010 to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2016.

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

NOTE 3 – INVENTORY

As of June 30, 2016 the Company has no inventory. As of December 31, 2015 there was $131,759 of finished goods and $372,187 of work in process inventory. Inventory is carried at the lower of cost or net realizable value. Management has recognized that all the existing inventory no longer has any commercial value and has therefore written all remaining inventory down to zero resulting in a loss on inventory impairment of $373,512, which has been recorded to cost of goods sold.

NOTE 4 – PRODUCT RETURNS AND ALLOWANCES

The Company recorded an allowance for estimated customer returns of $305,663 and $609,770 for the six months ended June 30, 2016 and the year ended December 31, 2015. The allowance was based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). Use of these criteria resulted in different percentages being applied to different customers. The allowance will be evaluated and adjusted accordingly on a quarterly basis

December 31, 2015		Amount to apply reserve against	Reserve %	Reserve
Pending return	$	N/A	N/A	$362,719
Customer type 1		395,353	20%	79,071
Customer type 2		163,434	20%	32,687
Customer type 3		343,620	35%	120,267
Customer type 4		150,262	10%	15,026
		$1,052,669		$609,770

June 30, 2016		Amount to apply reserve against	Reserve %	Reserve	Recognized in 2016	Reserve 6/30/2016
Pending return	$	N/A	N/A	$140,962	-	140,962
Customer type 1		395,353	20%	79,071	(26,356)	52,715
Customer type 2		163,434	20%	32,687	(10,896)	21,791
Customer type 3		343,620	35%	120,267	(40,089)	80,178
Customer type 4		150,262	10%	15,026	(5,009)	10,017
		$1,052,669		$388,013	(82,350)	305,663

NOTE 5 – NOTES PAYABLE

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand. During the six months ended June 30, 2016, the Company added $1,400 to the balance due and repaid $35,000 for a balance due as of June 30, 2016 of $320,400.

The Company also has financing loans for its product liability and Director and Officer Insurance. The product liability was cancelled in April 2016. As of June 30, 2016 and December 31, 2015 the loans have a balance of $23,840 and $16,671, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016, the Company owed its officers $8,400 for advances. The advances were used to pay for general operating expenses. They are uncollateralized, non-interest bearing and due on demand.

NOTE 8 – STOCK OPTIONS

For the six months ended June 30, 2016 and 2015, $16,324 and $32,648 has been amortized to expense, respectively, for the vesting of options.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	1,000,000	$0.27	$0.20

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	1,000,000	-	-
Outstanding, June 30, 2016	-	$-	$-

Exercisable, June 30, 2016	-	$-	$-

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	51,000,000	$0.23	$0.186

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2016	51,000,000	$0.23	$0.186

Exercisable, June 30, 2016	51,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 6/30/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	51,000,000	9.37 years	$0.23

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,365,515 at June 30, 2016, had a net loss of $709,558 and net cash used in operating activities of $11,405 for six months ended June 30, 2016.

The Company now recognizes its cash position does not support the Company’s daily operations.  Management is analyzing future potential opportunities for the business including the potential of a restructuring. The Company has been unable to raise additional funds and may need to scale back operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Plan of Operations

Insynergy Products (“Insynergy”) was a company with experience in commercializing consumer products through commercial and infomercial production development. The corporate goal was to develop intellectual property (“IP”) internally or via a license from a third party; however, due to the inability to raise funds the Company has abandoned this strategy. The Board of Directors is cognizant of the Company’s limitations. The Company currently has no revenue from current operations, with liabilities exceeding its assets. Management is analyzing new potential growth paths and the potential for a restructuring; however, there is still substantial doubt about the Company’s ability to continue as a going concern.

In the third quarter of 2015, we entered into a license with Mr. Ross Sklar of The Starco Group.  Insynergy secured the exclusive license to a broad body of novel products and technologies.

Results of Operation for the Three Months Ended June 30, 2016 and 2015

Revenues

For the three months ended June 30, 2016 the Company recorded revenue of $159,203 compared to revenue of $469,497 for the three months ended June 30, 2015, a decrease of $310,294. In the current period we recognized $82,350 of revenue from the accrued product returns and allowance account. This revenue is not from sales in the current period. It is from sales made in 2015 and held in reserve in the event of subsequent returns (Note 4). Cost of goods sold was $412,345 compared to $351,274 of cost of goods sold in the prior period.  In the current period $373,512 was a result of the impairment of all remaining finished and work in process inventory of Plumber’s Hero.

Operating Expenses

For the three months ended June 30, 2016, the Company incurred compensation expense of $78,001 compared to $47,778 for the three months ended June 30, 2015; an increase of $30,223 or 63.2%. The increase is due to increased salaries for officers.

For the three months ended June 30, 2016, the Company incurred $49,742 in advertising and promotional expense as compared to $334,123 for three months ended June 30, 2015; a decrease of $284,381. In the prior year there was substantial spending on promotional activities for the Plumber’s Hero. There have been no such expenditures in the current period.

For the three months ended June 30, 2016, the Company incurred $1,456 in professional fees compared to $38,907 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreased audit fees.

For the three months ended June 30, 2016, the Company incurred $41,589 in general and administrative expense as compared to $336,045 for the same period in the prior year; a decrease of $294,456 or 87.6%. In the prior year there was $220,992 of non-cash expense for stock based compensation.

Other Income and Expense

For the three months ended June 30, 2016 we had total other expense of $12,181 compared to total other income of $21,092 for the same period in the prior year. For the three months ended June 30, 2016, the Company recorded interest expense of $1,474 and a loss on disposal of property and equipment of $20,461, which was offset by a gain on forgiveness of debt of $9,754.  For the three months ended June 30, 2015 we had interest expense of $2,397 and as a result of the convertible Promissory Note with KBM Worldwide, Inc., we recorded amortization of debt discount of $16,436 and a gain on derivative of $39,925.

Net Loss

For the three months ended June 30, 2016 we realized a net loss of $436,111 as compared to $617,538 for the same period in the prior year. In the prior period our cash and non-cash expenses were far greater than in the current period as discussed above.

Results of Operation for the Six Months Ended June 30, 2016 and 2015

Revenues

For the six months ended June 30, 2016 the Company recorded revenue of $174,602 compared to revenue of $1,877,028 for the six months ended June 30, 2015. In the current period we recognized $82,350 of revenue from the accrued product returns and allowance account. This revenue is not from sales in the current period. It is from sales made in 2015 and held in reserve in the event of subsequent returns (Note 4). The six months ended June 30, 2015, saw the majority of our sales for Plumber’s Hero. Cost of goods sold was $503,946 compared to $898,293 of cost of goods sold in the prior period. In the current period $373,512 was a result of the impairment of all remaining finished and work in process inventory of Plumber’s Hero.

Operating Expenses

For the six months ended June 30, 2016, the Company incurred compensation expense of $150,711 compared to $115,999 for the six months ended June 30, 2015; an increase of $34,712 or 29.9%. The increase is due to increased salaries for officers.

For the six months ended June 30, 2016, the Company incurred $52,406 in advertising and promotional expense as compared to $563,104 for six months ended June 30, 2015; a decrease of $510,698. In the prior year there was substantial spending on promotional activities for the Plumber’s Hero. There have been no such expenditures in the current period; however, we did recognize $52,059 that was previously in prepaid expenses for promotional activities that will no longer be completed. and for which there will be no refunds.

For the six months ended June 30, 2016, the Company incurred $42,500 in professional fees compared to $70,275 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreased audit fees.

For the six months ended June 30, 2016, the Company incurred $123,303 in general and administrative expense as compared to $569,493 for the same period in the prior year; a decrease of $446,190 or 78.3%. In the prior year there was $220,992 of non-cash expense for stock based compensation.

Other Income and Expense

For the six months ended June 30, 2016 we had total other expense of $11,294 compared to $209,341 for the same period in the prior year. For the six months ended June 30, 2016, the Company recorded interest expense of $2,226 and a loss on disposal of property and equipment of $20,461, which was offset by a gain on forgiveness of debt of $11,393.  For the six months ended June 30, 2015 we had interest expense of $3,816, a loss on conversion of debt of $226,811, and as a result of the convertible Promissory Note with KBM Worldwide, Inc., we recorded amortization of debt discount of $29,801 and a gain on derivative of $48,299.

Net Loss

For the six months ended June 30, 2016 we realized a net loss of $709,558 as compared to $549,477 for the same period in the prior year. In the prior period our cash and non-cash expenses were far greater than in the current period as discussed above.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,365,515 at June 30, 2016, had a net loss of $709,558 and net cash used in operating activities of $11,405 for the six months ended June 30, 2016.

Net cash flows from financing activities for the six months ended June 30, 2016 were $20,631 used by financing activities compared to $526,706 provided by financing activities for the six months ended June 30, 2015. The Company now recognizes its cash position does not support the Company's daily operations. Management is analyzing future potential opportunities for the business including the potential of a restructuring; however, there is still substantial doubt about the Company's ability to continue as a going concern.

Obligations and Commitments

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand. During the six months ended June 30, 2016, the Company added $1,400 to the balance due and repaid $35,000 for a balance due as of June 30, 2016 of $320,400.

The Company also has a financing loan for its Director and Officer Insurance. As of June 30, 2016 the balance on this loan is $23,840.

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

The Company records an allowance for sales returns. The allowance is based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). The allowance will be evaluated and adjusted accordingly on a quarterly basis

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2016.  The following aspects of the Company were noted as potential material weaknesses:

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

INSYNERGY PRODUCTS, INC.

Dated: September 8, 2016	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer