Form 10-Q
period 2016-09-30
Insynergy Products, Inc
filed 2016-11-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2016

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

Registrant’s telephone number, including area code: (818) 260-9370

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 10, 2016, the issuer had 26,296,868 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	4
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2016 and 2015 (unaudited)	5
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash	$5,982	$40,485
Accounts receivable, net of allowance for doubtful accounts	-	158,482
Inventory	-	503,946
Prepaid consulting	-	16,324
Prepaid and other assets	16,449	67,748
Total Current Assets	22,431	786,985

Deposit	3,500	10,161
Property and equipment, net	-	35,300
Total Assets	$25,931	$832,446

LIABILITIES AND STOCKHOLERS' (DEFICIT)
Current Liabilities:
Accounts payable	$713,845	$522,100
Other payables and accruals	223,161	223,615
Product returns & allowances	223,313	609,770
Accrued compensation	411,431	226,556
Due to an officer	27,443	3,253
Notes payable	332,427	370,671
Total Current Liabilities	1,931,620	1,955,965
Total Liabilities	1,931,620	1,955,965
Stockholders' (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 26,296,868 and 26,296,868 shares issued and outstanding, respectively	26,298	26,298
Additional paid in capital	13,506,140	13,506,140
Accumulated deficit	(15,438,127)	(14,655,957)
Total Stockholders' (Deficit)	(1,905,689)	(1,123,519)
Total Liabilities and Stockholders' (Deficit)	$25,931	$832,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$28,239	$(115,335)	$202,841	$1,761,693
Costs of goods sold	-	(5,887)	(503,946)	(904,180)
Gross margin	28,239	(121,222)	(301,105)	857,513

Operating Expenses:
Compensation expense	65,750	71,522	197,750	187,521
Advertising and promotion	-	14,639	52,407	577,743
Professional fees	11,020	14,276	53,520	84,551
Licensing expense	-	6,501,715	-	6,501,715
General and administrative	30,608	179,681	172,621	749,174
Total operating expenses	107,378	6,781,833	476,298	8,100,704

Loss from operations	(79,139)	(6,903,055)	(777,403)	(7,243,191)

Other Income (Expense):
Interest expense	(1,715)	(15,332)	(3,941)	(19,148)
Amortization of debt discount	-	(20,228)	-	(50,029)
Loss on conversion of debt	-	-	-	(226,811)
Gain on derivative liability	-	(1,277)	-	47,022
Loss on disposal of property and equipment	-	(17,034)	(20,461)	(17,034)
Gain on extinguishment of debt	8,242	-	19,635	2,788
Total other income (expense)	6,527	(53,871)	(4,767)	(263,212)

Loss before provision for income taxes	(72,612)	(6,956,926)	(782,170)	(7,506,403)
Provision for income taxes	-	-	-	-

Net Loss	$(72,612)	$(6,956,926)	$(782,170)	$(7,506,403)

Loss per Share, Basic & Diluted	$(0.00)	$(0.26)	$(0.03)	$(0.29)
Weighted Average Shares Outstanding	26,296,868	26,300,868	26,296,868	26,027,706
The accompanying notes are an integral part of these condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(782,170)	$(7,506,403)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred compensation	16,324	101,982
Shares issued for service	-	22,350
Depreciation	14,839	30,283
License fees paid with warrants	-	6,501,715
Consulting paid with options	-	8,406
Loss on disposal of property and equipment	20,461	17,034
Loss on inventory	499,861	-
Gain on extinguishment of debt	(19,635)	(2,788)
Loss on conversion of debt	-	226,811
Amortization of debt discount	-	50,029
Gain on derivative liability	-	(47,022)
Changes in Operating Assets and Liabilities:
Accounts receivable	158,482	(101,137)
Prepaids & other assets	57,960	(4,933)
Inventory	4,085	(535,443)
Accounts payable	211,381	376,121
Product returns & allowances	(386,457)	-
Accrued expenses	184,420	187,186
Net Cash Used in Operating Activities	(20,449)	(675,809)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officers	49,405	5,000
Repayment of officer advance	(25,215)	(4,100)
Proceeds from notes payable	36,843	776,199
Payments on notes payable	(75,087)	(99,864)
Net Cash (Used) Provided by Financing Activities	(14,054)	677,235
Net Increase (Decrease) in Cash	(34,503)	1,426
Cash at Beginning of Period	40,485	196
Cash at End of Period	$5,982	$1,622

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Stock issued for conversion of debt	$-	$298,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2016.

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

NOTE 3 – INVENTORY

As of September 30, 2016, the Company has no inventory. As of December 31, 2015, there was $131,759 of finished goods and $372,187 of work in process inventory. Inventory is carried at the lower of cost or net realizable value. Management has recognized that all the existing inventory no longer has any commercial value and has therefore written all remaining inventory down to zero resulting in a loss on inventory impairment of $373,512, which has been recorded to cost of goods sold.

NOTE 4 – PRODUCT RETURNS AND ALLOWANCES

The Company recorded an allowance for estimated customer returns of $223,313 and $609,770 for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. The allowance was based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). Use of these criteria resulted in different percentages being applied to different customers. The allowance will be evaluated and adjusted accordingly on a quarterly basis

September 30, 2016		Amount to apply reserve against	Reserve %	Reserve	Recognized in 2016	Reserve 9/30/2016
Pending return	$	N/A	N/A	$140,962	-	140,962
Customer type 1		395,353	20%	79,071	(52,714)	26,357
Customer type 2		163,434	20%	32,687	(21,791)	10,896
Customer type 3		343,620	35%	120,267	(80,178)	40,089
Customer type 4		150,262	10%	15,026	(10,017)	5,009
		$1,052,669		$388,013	(164,700)	223,313

NOTE 5 – NOTES PAYABLE

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand. During the nine months ended September 30, 2016, the Company added $1,400 to the balance due and repaid $35,000 for a balance due as of September 30, 2016 of $320,400.

The Company also has financing loans for its product liability and Director and Officer Insurance. The product liability was cancelled in April 2016. As of September 30, 2016, and December 31, 2015 the loans have a balance of $12,017 and $16,671, respectively, they bear interest at 5.99% and 6.7% and are due within one year.

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

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he is now entitled to the following. $1 per unit sold through all retail outlets including online and retail shopping shows until the investment is paid back in full. Once the original investment is recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the fitness product. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet. This agreement is currently being renegotiated.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, the Company owed its officers $3,253 for cash advances and expense reimbursement. During the nine months ended September 30, 2016, the officers advanced the Company an additional $49,405 and were repaid $25,215, for a balance due of $27,443. The advances were used to pay for general operating expenses. They are uncollateralized, non-interest bearing and due on demand.

NOTE 8 – STOCK OPTIONS

For the nine months ended September 30, 2016 and 2015, $16,324 and $32,648 has been amortized to expense, respectively, for the vesting of options.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	1,000,000	$0.27	$0.20

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	1,000,000	-	-
Outstanding, September 30, 2016	-	$-	$-

Exercisable, September 30, 2016	-	$-	$-

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	51,000,000	$0.23	$0.186

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2016	51,000,000	$0.23	$0.186

Exercisable, September 30, 2016	51,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 9/30/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	51,000,000	8.87 years	$0.23

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,438,127 at September 30, 2016, had a net loss of $782,170 and net cash used in operating activities of $20,449 for nine months ended September 30, 2016.

The Company recognizes its cash position does not support the Company’s daily operations.  Management is analyzing future potential opportunities for the business including the potential of a restructuring. The Company has been unable to raise additional funds and may need to scale back operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operation for the Three Months Ended September 30, 2016 and 2015

Revenues

For the three months ended September 30, 2016 the Company recorded revenue of $28,239 compared to negative revenue of ($115,335) for the three months ended September 30, 2015. In the current period we recognized $82,350 of revenue from the accrued product returns and allowance account. This revenue is not from sales in the current period. It is from sales made in 2015 and held in reserve in the event of subsequent returns (Note 4). This was offset by $34,300 reversal of a sale recognized in the prior quarter. In the prior period the negative revenue was due to a mark down program for the Plumber’s Hero at two major retailers.  Cost of goods sold was $0 compared to $5,887 of cost of goods sold in the prior period.

Operating Expenses

For the three months ended September 30, 2016, the Company incurred compensation expense of $65,750 compared to $71,522 for the three months ended September 30, 2015; a decrease of $5,772 or 8%.

For the three months ended September 30, 2016, the Company incurred $0 in advertising and promotional expense as compared to $14,639 for three months ended September 30, 2015. In the prior year there was spending on promotional activities for the Plumber’s Hero. There have been no such expenditures in the current period.

For the three months ended September 30, 2016, the Company incurred $11,020 in professional fees compared to $14,276 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreased audit fees.

For the three months ended September 30, 2016, the Company incurred $30,608 in general and administrative expense as compared to $179,681 for the same period in the prior year; a decrease of $149,073 or 82.9%. In the prior year there was $80,740 of non-cash expense for stock based compensation.

Other Income and Expense

For the three months ended September 30, 2016 we had total other income of $6,527 compared to total other expense of $53,871 for the same period in the prior year. For the three months ended September 30, 2016, the Company recorded interest expense of $1,715, which was offset by a gain on forgiveness of debt of $8,242.  For the three months ended September 30, 2015 we had interest expense of $15,332, a loss on disposal of property and equipment of $17,034, amortization of debt discount of $20,228, and a loss in the fair value of the derivative liability of $1,277

Net Loss

For the three months ended September 30, 2016 we realized a net loss of $72,612 as compared to $6,956,926 for the same period in the prior year. In the prior period our cash and non-cash expenses were far greater than in the current period as discussed above, including non-cash licensing expense of $6,501,715.

Results of Operation for the Nine Months Ended September 30, 2016 and 2015

Revenues

For the nine months ended September 30, 2016 the Company recorded revenue of $202,841 compared to revenue of $1,761,693 for the nine months ended September 30, 2015. In the current period, we recognized $164,700 of revenue from the accrued product returns and allowance account. This revenue is not from sales in the current period. It is from sales made in 2015 and held in reserve in the event of subsequent returns (Note 4). This was offset by $34,300 reversal of a sale recognized in the prior quarter. The nine months ended September 30, 2015, saw much of our sales for Plumber’s Hero. Cost of goods sold was $503,946 compared to $904,180 of cost of goods sold in the prior period. In the current period $373,512 was a result of the impairment of all remaining finished and work in process inventory of Plumber’s Hero.

Operating Expenses

For the nine months ended September 30, 2016, the Company incurred compensation expense of $197,750 compared to $187,521 for the nine months ended September 30, 2015; an increase of $10,229 or 5.4%. The increase is due to increased salaries for officers.

For the nine months ended September 30, 2016, the Company incurred $52,407 in advertising and promotional expense as compared to $577,743 for the nine months ended September 30, 2015. In the prior year there was substantial spending on promotional activities for the Plumber’s Hero. There have been no such expenditures in the current period; however, we did recognize $52,059 that was previously in prepaid expenses for promotional activities that will no longer be completed and for which there will be no refunds.

For the nine months ended September 30, 2016, the Company incurred $53,520 in professional fees compared to $84,551 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreased audit fees.

For the nine months ended September 30, 2016, the Company incurred $172,621 in general and administrative expense as compared to $749,174 for the same period in the prior year; a decrease of $576,553 or 76.9%. In the prior year there was $132,738 of non-cash expense for stock based compensation.

Other Income and Expense

For the nine months ended September 30, 2016 we had total other expense of $4,767 compared to $263,212 for the same period in the prior year. For the nine months ended September 30, 2016, the Company recorded interest expense of $3,941 and a loss on disposal of property and equipment of $20,461, which was offset by a gain on forgiveness of debt of $19,635.  For the nine months ended September 30, 2015 we had interest expense of $19,148, a loss on conversion of debt of $226,811, and as a result of the convertible Promissory Note with KBM Worldwide, Inc., we recorded amortization of debt discount of $50,029 and a gain on derivative of $47,022.

Net Loss

For the nine months ended September 30, 2016 we realized a net loss of $782,170 as compared to $7,506,403 for the same period in the prior year. In the prior period our cash and non-cash expenses were far greater than in the current period as discussed above, including non-cash licensing expense of $6,501,715.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,438,127 at September 30, 2016, had a net loss of $782,170 and net cash used in operating activities of $20,449 for the nine months ended September 30, 2016.

Net cash used in financing activities for the nine months ended September 30, 2016 was $14,054 compared to $677,235 provided by financing activities for the nine months ended September 30, 2015. The Company now recognizes its cash position does not support the Company’s daily operations.  Management is analyzing future potential opportunities for the business including the potential of a restructuring; however, there is still substantial doubt about the Company’s ability to continue as a going concern.

Obligations and Commitments

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans are uncollateralized, non-interest bearing and are due on demand. During the nine months ended September 30, 2016, the Company added $1,400 to the balance due and repaid $35,000 for a balance due as of September 30, 2016 of $320,400.

The Company also has a financing loan for its Director and Officer Insurance. As of September 30, 2016, the balance on this loan is $12,027.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2016.  The following aspects of the Company were noted as potential material weaknesses:

-

timely and accurate reconciliation of accounts

-

lack of timely document preparation

-

lack of segregation of duties

-

complex accounting transaction expertise

-

lack of corporate documentation

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

INSYNERGY PRODUCTS, INC.

Dated: November 14, 2016	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer