Form 10-K
period 2016-12-31
Insynergy Products, Inc
filed 2017-03-31
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54892

INSYNERGY PRODUCTS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 West Burbank Blvd., Suite 201, Burbank, CA (Address of principal executive offices)	91505 (Zip Code)

Registrant’s telephone number, including area code:  (818) 260-9370

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  [X]

The aggregate market value of the 16,775,048 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($0.25) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2016) was approximately $4,193,762.

At March 27, 2017, there were 27,605,564 shares of the registrant’s common stock outstanding.

PART I

Item 1.  BUSINESS

Our Business

Insynergy Products Inc. (the “Company”) (“Insynergy”) was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail.

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

Plan of Operations

Insynergy Products was a company with experience in commercializing consumer products through commercial and infomercial production development. The corporate goal was to develop intellectual property (“IP”) internally or via a license from a third party; however, due to the inability to raise funds the Company has abandoned this strategy. The Board of Directors is cognizant of the Company’s limitations. The Company currently has no revenue from current operations, with liabilities exceeding its assets. Management is analyzing new potential growth paths and the potential for a restructuring; however, there is still substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently performing its due diligence for a corporate reorganization. This due diligence phase, involving counsel and other qualified professionals is necessary in order to cautiously explore appropriate steps to restructure the Company for the purposes of executing a new business model within the Company’s core competencies.

The Company has taken some preliminary steps in executing this vision; however, there are several hurdles the Company expects to encounter that may prevent this reorganization from coming to fruition.

The reorganization may include restructuring the Company’s capital structure and a change or evolution in the Company's business model.  This potential reorganization may also include consummating new strategic relationships in manufacturing, marketing and sales and may also include licensing existing brands. Through these potential new partnerships, the Company intends to explore the commercialization of key products that may have a competitive advantage in the consumer products space.  In the event of this potential reorganization, the Company is in discussions with new personnel that may become part of the senior management to assist the Company going forward.

If this reorganization occurs the projected timeline is for the reorganization to occur during the first half of 2017 and would include a change in name. Although the strategy is evolving, the Company’s goals are to again become a cutting-edge supplier in the consumer market place with the ultimate goal of increasing shareholder value.

The Company will continue to evaluate this and other opportunities to further set its strategy for 2017 and 2018.

Employees

The Company has two full-time employees, but will use independent contractors from time to time on an as needed basis.

Item 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2.  PROPERTIES

Our principal offices are located at 2501 West Burbank Blvd., Suite 201, Burbank, California, 91505.  In December 2015, the Company entered into a three-year lease, starting January 1, 2016, with Burbank Properties, L.P. for 1,957 square feet of office space. Current monthly lease payments are $3,527 with yearly increases during the term of the lease. The lease also provides an option to extend the lease for an additional three years upon expiration of the current lease term. The lease may be terminated with a 10-day written notice from the landlord for violation of the lease terms.  The Company considers the space to be adequate for the next several years.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Markets Group OTCQB tier under the symbol “ISYG.”  The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2016 and 2015 as reported by the OTC Markets.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2016
Quarter Ended	High $	Low $
March 31, 2016	$0.21	$0.21
June 30, 2016	$0.25	$0.25
September 30, 2016	$0.20	$0.20
December 31, 2016	$0.18	$0.18

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
March 31, 2015	$3.25	$3.25
June 30, 2015	$0.75	$0.51
September 30, 2015	$0.18	$0.18
December 31, 2015	$0.25	$0.25

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

Holders

As of March 22, 2017, we had 166 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On December 31, 2016, the Company converted debt totaling $299,000 of principal and $2,000 of interest into 1,308,696 shares of common stock. The shares were issued at $0.23, no gain or loss was recognized on the conversion. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2016.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

 Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

For the year ended December 31, 2016 the Company recorded revenue of $426,154, net of returns and allowances of $19,811 compared to revenue, net of sales returns and allowances of $590,023 and mark down program of $165,138, of $1,496,586 for the year ended December 31, 2015. In the current year $388,013 of revenue was from the accrued product returns and allowance account. This revenue is not from sales in the current period. It is from sales made in 2015 and held in reserve in the event of subsequent returns (Note 4). Cost of goods sold was $(503,946) compared to $1,118,378 in the prior period. In the current year $373,512 was a result of the impairment of all remaining finished and work in process inventory of Plumber’s Hero.

Operating Expenses

For the year ended December 31, 2016, compensation expense increased $29,439 to $282,711 compared to $253,272 for the year ended December 31, 2015. The increase is due to increasing the yearly salary for two of our officers in July of 2015.

For the year ended December 31, 2016, the Company incurred $36,830 in advertising and promotional expense as compared to $584,061 for the prior year, a decrease of $547,241, or 99.8%. In the prior year, there was substantial spending on promotional activities for the Plumber’s Hero. There have been no such expenditures in the current period; however, we did recognize $52,059 that was previously in prepaid expenses for promotional activities that will no longer be completed and for which there will be no refunds.

For the year ended December 31, 2016, the Company incurred $63,444 in professional fees compared to $103,871 in the prior year, a decrease of $40,427, or 38.9%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the year ended December 31, 2016, the Company incurred $245,719 in general and administrative expense as compared to $916,623 for the prior year, a decrease of $670,904, or 73.1%. The decrease is in conjunction with our decreased business activities as we pursue a potential restructuring.

On August 13, 2015, the Company signed a binding Letter of Intent with a third party whereby the Company acquired the license rights to a series of products. Per the terms of the Letter of Intent, and the Warrant Agreement dated September 15, 2015, the Company issued 35 million warrants to the third party to purchase common stock. The aggregate fair value of the warrants totaled $6,501,715 which has been recorded as licensing expense for the year ended December 31, 2015.

Other income and expense

For the year ended December 31, 2016 we had total other expense of $7,375 compared to total other expense of $257,241 for the year ended December 31, 2015. For the year ended December 31, 2016 we had interest expense of $7,319 and a loss on disposal of fixed assets of $20,461 that were offset by a gain on forgiveness of debt of $20,435. For the year ended December 31, 2015, the Company recorded interest expense of $23,184, a loss on disposal of fixed assets of $17,034 and a loss on conversion of debt of $226,811. In addition, as a result of the convertible Promissory Note with KBM Worldwide, Inc. we recorded amortization of debt discount of $50,029, a gain on settlement of debt of $62,859, and a gain on derivative of $3,042.

Net loss

For the year ended December 31, 2016, the Company recorded a net loss of $714,031 as compared to a net loss of $8,328,575 in the prior year, a decrease of $7,524,544. The decrease is mainly contributed to not having the license expense in the current year as well as to a decrease in advertising and marketing and general and administrative expense.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,369,988 at December 31, 2016, had a net loss of $714,031 and net cash used in operating activities of $49,069 for year ended December 31, 2016.

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

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated cash flows.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 10

Balance Sheets as of December 31, 2016 and 2015

 11

Statements of Operations for the years ended December 31, 2016 and 2015

12

Statements of Cash Flows for years ended December 31, 2016 and 2015

 13

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

 14

Notes to the Financial Statements

 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Insynergy Products, Inc.

We have audited the accompanying balance sheets of Insynergy Products, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period then ended. Insynergy Product Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynergy Products, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

March 31, 2017

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$-	$40,485
Accounts receivable	-	158,482
Inventory	-	503,946
Prepaid consulting	-	16,324
Prepaid and other assets	6,601	67,748
Total Current Assets		786,985

Deposit	3,500	10,161
Property and equipment, net	-	35,300
Total Assets	$10,101	$832,446

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$417,387	$522,100
Other payables and accruals	270,988	223,615
Product returns & allowances	-	609,770
Accrued compensation	87,850	226,556
Due to an officer	1,393	3,253
Notes payable	21,400	370,671
Total Current Liabilities	799,018	1,955,965
Total Liabilities	799,018	1, 955,965
Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 27,605,564 and 26,296,868 shares issued, respectively	27,607	26,298
Additional paid in capital	14,553,464	13,506,140
Retained deficit	(15,369,988)	(14,655,957)
Total Stockholders' Equity (Deficit)	(788,917)	(1,123,519)
Total Liabilities and Stockholders' Equity (Deficit)	$10,101	$832,446

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Revenues	$445,965	$2,086,609
Sales returns and allowances	(19,811)	(590,023)
Net revenue	426,154	1,496,586
Costs of goods sold	503,946	1,118,378
Gross margin	(77,792)	378,208

Operating Expenses:
Compensation expense	282,711	253,272
Advertising and promotion	36,820	584,061
Professional fees	63,444	103,871
Licensing expense	-	6,501,715
General and administrative	245,719	916,623
Total operating expenses	628,894	8,359,542

Loss from operations	(706,686)	(7,981,334)

Other Income (Expense):
Interest expense	(7,319)	(23,184)
Amortization of debt discount	-	(50,029)
Loss on disposal of assets	(20,461)	(17,034)
Loss on conversion of debt	-	(226,811)
Change in fair value of derivative liability	-	(3,042)
Gain on extinguishment of debt	20,435	62,859
Total other income (expense)	7,375	(257,241)

Net Loss	$(714,031)	$(8,238,575)

Loss per Share, Basic & Diluted	$(0.02)	$(0.32)
Weighted Average Shares Outstanding	26,300,453	26,094,042
The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	24,574,813	$24,576	$6,460,254	$(6,417,382)	$67,448
Stock issued for services	66,500	67	21,015	-	21,082
Stock issued for conversion of debt	1,655,555	1,655	523,156	-	524,811
Issuance of warrants	-	-	6,501,715	-	6,501,715
Net Loss for the year ended December 31, 2015	-	-	-	(8,238,575)	(7,651,985)
Balance, December 31, 2015	26,296,868	26,298	13,506,140	(14,655,957)	(1,123,519)
Forgiveness of accrued officer compensation	-	-	388,180	-	388,180
Forgiveness of related party loan and accounts payable	-	-	359,453	-	359,453
Stock issued for conversion of debt	1,308,696	1,309	299,691	-	301,000
Net Loss for the year ended December 31, 2016	-	-	-	(714,031)	(714,031)
Balance, December 31, 2016	27,605,564	$27,607	$14,553,464	$(15,369,988)	$(788,917)

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Year	$(714,031)	$(8,238,575)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	21,082
Depreciation	14,839	38,431
Consulting paid with options	-	119,707
License fees paid with warrants	-	6,501,715
Gain on extinguishment of debt	(20,435)	(63,859)
Loss on inventory	499,861	-
Loss on conversion of debt	-	226,811
Loss on disposal of fixed assets	20,461	17,034
Amortization of debt discount	-	50,029
Change in fair value of derivative liability	-	3,042
Changes in Operating Assets and Liabilities:
Accounts receivable	158,482	(151,466)
Prepaids & other assets	84,132	11,521
Inventory	4,085	(359,053)
Accounts payable	194,703	387,405
Product returns & allowances	(609,770)	609,770
Accrued expenses	318,604	206,314
Net Cash Used in Operating Activities	(49,069)	(620,092)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Officer advances	115,429	20,953
Repayment of officer advance	(56,574)	(21,800)
Proceeds from notes payable	36,843	776,199
Payments on notes payable	(87,114)	(114,971)
Net Cash Provided by Financing Activities	8,584	660,381
Net Increase / (Decrease) in Cash	(40,485)	40,289
Cash at Beginning of Year	40,485	196
Cash at End of Year	$-	$40,485
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of accrued salary	$388,180	$-
Forgiveness of related party debt and accounts payable	$359,453	$-
Stock granted for conversion of debt	$301,000	$298,000

The accompanying notes are an integral part of these financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc. (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2016 or 2015.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2016 and 2015.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2016 and 2015 advertising costs were $36,820 and $584,061, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2016.

Recently issued accounting pronouncements

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated cash flows.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,369,988 at December 31, 2016, had a net loss of $714,031 and net cash used in operating activities of $49,069 for year ended December 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company currently has no revenue from current operations, with liabilities exceeding its assets. Management is analyzing new potential growth paths and the potential for a restructuring; however, there is still substantial doubt about the Company’s ability to continue as a going concern. The Company is currently performing its due diligence for a corporate reorganization. This due diligence phase, involving counsel and other qualified professionals is necessary in order to cautiously explore appropriate steps to restructure the Company for the purposes of executing a new business model within the Company’s core competencies.

NOTE 4 – INVENTORY

As of December 31, 2016, the Company has no inventory. As of December 31, 2015, there was $131,759 of finished goods and $372,187 of work in process inventory. Inventory is carried at the lower of cost or net realizable value. Management has recognized that all the existing inventory no longer has any commercial value and has therefore written all remaining inventory down to zero resulting in a loss on inventory impairment of $373,512. The Company recognized an additional loss on inventory of $126,349 when a vendor failed to return product. In total $499,861 has been recorded to cost of goods sold.

NOTE 5 – PRODUCT RETURNS AND ALLOWANCES

The Company recorded an allowance for estimated customer returns of $0 and $609,770 for the years ended December 31, 2016 and 2015, respectively. The allowance was based on multiple criteria, including type of store, history of returns, length of time since product was sold to the customer and inventory remaining with customer (if known). Use of these criteria resulted in different percentages being applied to different customers. The allowance will be evaluated and adjusted accordingly on a quarterly basis.

December 31, 2016		Amount to apply reserve against	Reserve %	Reserve	Recognized in 2016	Reserve 12/31/2016
Pending return	$	N/A	N/A	$140,962	$(140,962)	$-
Customer type 1		395,353	20%	79,071	(79,071)	-
Customer type 2		163,434	20%	32,687	(32,687)	-
Customer type 3		343,620	35%	120,267	(120,267)	-
Customer type 4		150,262	10%	15,026	(15,026)	-
		$1,052,669		$388,013	$(388,013)	$-

NOTE 6 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2016	December 31, 2015
Equipment	$35,202	$35,202
Furniture	18,766	37,276
Computers & Hardware	5,187	5,187
Leasehold improvements	-	-
Moldings	-	59,955
Less: accumulated depreciation	(59,165)	(102,320)
Fixed assets, net	$-	$35,300

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

During the year ended December 31, 2016, the Company determined that it would no longer be using tooling that had been capitalized at $59,995. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0, resulting in a loss on disposal of $20,461.

Depreciation expense

Depreciation expense for the years ended December 31, 2016 and 2015 was $14,839 and $38,431, respectively.

NOTE 7 – NOTES PAYABLE

During the year ended December 31, 2015, the Company received short term loans from three creditors for a total of $354,000. The loans were uncollateralized, non-interest bearing and are due on demand. During the year ended December 31, 2016, the Company added $36,843 to the balance due and repaid $87,114. On December 31, 2016, two of the creditors converted their loans totaling $299,000 of principal and $2,000 of interest into 1,308,696 shares of common stock. The shares were issued at $0.23, no gain or loss was recognized on the conversion. As of December 31, 2016, $21,400 remains outstanding.

NOTE 8 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,527 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. Minimum lease payments over the next three years are as follows:

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On May 15, 2015, the Company issued 25,000 shares of common stock to Rachel Boulds, CFO for services rendered. The shares were valued at $0.317 per share for a total non-cash expense of $7,925. Fair market value for the shares was determined by taking the average share price for each cash-for-stock purchase in the prior period.

On August 13, 2015, the Company, granted 15,000,000 warrants to purchase shares of common stock to Sanford Lang, CEO. The warrants will vest at 5,000,000 for each $5 million in revenue realized by the Company over the eighteen months from the date of issuance. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

On August 13, 2015, the Company, granted 1,000,000 warrants to purchase shares of common stock to Martin Goldrod, COO. The warrants will vest at 333,000 for each $5 million in revenue realized by the Company over the eighteen months from the date of issuance. The warrants have an exercise price of $0.23 and a term of ten years. The performance condition must be met for the award to vest; therefore, compensation costs will be recognized when those performance measures are met.

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

During the year ended December 31, 2016, Sanford Lang, CEO advanced the company $60,715 to pay for general operating expenses. The advances are uncollateralized, non-interest bearing and due on demand. As of December 31, 2016 the $60,715 was forgiven and credited to additional paid in capital.

On December 31, 2016, Chase Products Co. forgave $298,738 of accounts payable due to them. The amounts were credited to additional paid in capital. Ross Sklar, a member of the Company’s Board of Directors is also a Board member of Chase Products Co.

On December 31, 2016, Sanford Lang, CEO and Martin Goldrod, COO each forgave $287,095 and $101,085, respectively of accrued salary. The amounts were credited to additional paid in capital.

NOTE 10 – STOCK OPTIONS

For the years ended December 31, 2016 and 2015, $16,324 and $119,707 has been amortized to expense, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price		Weighted Average Fair Value

Outstanding, December 31, 2015	1,000,000		$0.27	$0.20
$
Issued	-		$-	$-
Exercised	-		$-	$-
Forfeited	-		$-	$-
Expired	1,000,000		$0.27	$0.20
Outstanding, December 31, 2016	-		$-	$-

Exercisable, December 31, 2016	-		$-	$-

NOTE 11 – STOCK WARRANTS

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

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	51,000,000	$0.23	$0.186

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2016	51,000,000	$0.23	$0.186

Exercisable, December 31, 2016	35,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 12/31/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	51,000,000	8.62 years	$0.23

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On December 31, 2016, two of the Company’s creditors converted their loans totaling $299,000 of principal and $2,000 of interest into 1,308,696 shares of common stock. The shares were issued at $0.23. No gain or loss was recognized on the conversion. There has been no recent trading of stock for which there is a fair value; current outstanding warrants are exercisable at $0.23.

Refer to Note 9 for related party equity transactions.

NOTE 13 – INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2016	2015
Deferred Tax Assets:
NOL Carryover	$1,691,400	$1,137,400
Related party accrual	500	1,300
Product returns & allowance	-	230,100
Payroll accrual	34,300	88,400
Deferred tax liabilities:
Depreciation	(13,200)	3,600
Less valuation allowance	(1,713,000)	(1,460,800)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2016	2015
Book loss	$(305,900)	$(3,529,400)
Meals and entertainment	2,600	4,600
Depreciation	1,200	11,300
Product returns & allowance	(252,800)	252,800
Other nondeductible expenses	7,000	2,921,400
Related party accruals	(900)	(400)
Accrued payroll	58,900	58,900
Valuation allowance	489,900	280,800
	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards of approximately $4,337,000 that may be offset against future taxable income from the year 2016 to 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that no material subsequent events exist.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2016, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2016, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•

timely and accurate reconciliation of accounts

•

lack of segregation of duties

•

complex accounting transaction expertise

•

lack of corporate documentation

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Also, the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our bylaws require at least four directors to serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  Our executive officers are appointed by our board of directors and serve at its discretion. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position
Sanford Lang	71	Chief Executive Officer, Director & Chairman
Martin Goldrod	75	Director, President, & COO
Rachel Boulds	47	Chief Financial Officer
Ross Sklar	41	Director

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

Ross Sklar was appointed to fill a vacancy on our Board on August 13, 2015.  Mr. Sklar is 40 years old and is the founder and current Chief Executive Officer of The Starco Group, located in Los Angeles, California.  He started The Starco Group in January 2010. The Starco Group is a coating and adhesive aerosol producer and one of only two companies in the U.S. that produces aerosols and janitor and food service chemicals all under one roof.  For over 15 years Mr. Sklar has developed technology in the chemical, coatings, oil and gas, construction and consumer markets.  He holds a Bachelor’s degree in Political Science with a minor in Economics from the University of Manitoba.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2015, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sanford Lang, CEO	2016 2015	$0 $42,905	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $42,905
Martin Goldrod, COO	2016 2015	$7,275 $19,140	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$7,275 $19,140
Rachel Boulds, CFO	2016 2015	$6,750 $8,500	$0 $0	$7,925 $7,925	$0 $0	$0 $0	$0 $0	$0 $0	$6,750 $16,425

(1)Amounts indicated are cash payments. Officers may have accrued unpaid salary.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2016.  This chart includes individual compensation arrangements as described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	51,000,000	$ 0.23	0
Total	51,000,000	$ 0.23	0

Equity Awards to Officers and Directors

On August 13, 2015, the Company granted 15,000,000 warrants to purchase shares of common stock to Sanford Lang, CEO.

The warrants will vest at 5,000,000 for each $5 million in revenue realized by the Company over the eighteen months from the date of issuance. The warrants have an exercise price of $0.23 and a term of ten years.

On August 13, 2015, the Company granted 1,000,000 warrants to purchase shares of common stock to Martin Goldrod, COO. The warrants will vest at 333,000 for each $5 million in revenue realized by the Company over the eighteen months from the date of issuance. The warrants have an exercise price of $0.23 and a term of ten years.

On September 15, 2015, the Company granted warrants to purchase 35,000,000 shares of common stock to Ross Sklar in consideration for licensing rights to a series of products. The warrants have an exercise price of $0.23 and a term of ten years.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 27,605,564 shares of common stock outstanding as of March 27, 2017, plus an aggregate of 35,000,000 shares which the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	8,050,320 (1)	12.9%
Common Stock	Martin Goldrod	1,362,500	2.2%
Common Stock	Rachel Boulds	25,000	0.0%
Common Stock	Ross Sklar	35,000,000 (2)	55.9%
	Directors and executive officers as a group (4 persons)	44,437,820	71.0%

(1)Represents 7,540,320 shares by Mr. Lang, 500,000 shares held by his spouse and 10,000 shares held by a child living with him.

(2)Represents warrants to purchase 35,000,000 common shares exercisable within the next 60 days.

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

During the year ended December 31, 2016, Sanford Lang, CEO advanced the company $60,715 to pay for general operating expenses. The advances are uncollateralized, non-interest bearing and due on demand. As of December 31, 2016, the $60, 715 was forgiven and credited to additional paid in capital.

On December 31, 2016, Sanford Lang, CEO and Martin Goldrod, COO each forgave $287,095 and $101,086, respectively of accrued salary. The amounts were credited to additional paid in capital.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our Independent Registered Public Accounting Firm in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2016	2015
Audit fees	$60,500	$52,000
Audit-related fees	$-	$-
Tax fees	$2,400	$2,400
All other fees	$-	$-

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

Signature	Title	Date

/s/ Sanford Lang Sanford Lang	Chief Executive Officer, Chairman of the Board and Director	March 31, 2017

/s/ Martin Goldrod Martin Goldrod	President, COO and Director	March 31, 2017
/s/ Rachel Boulds Rachel Boulds	Chief Financial Officer	March 31, 2017

/s/ Ross Sklar Ross Sklar	Director	March 31, 2017