Form 10-Q
period 2017-03-31
Insynergy Products, Inc
filed 2017-05-08
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 27, 2017, the issuer had 36,263,534 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	4
Condensed Statements of Operations for the Three Months ended March 31, 2017 and 2016 (unaudited)	5
Condensed Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash	$4,214	$-
Prepaid and other assets	6,636	6,601
Total Current Assets	10,850	6,601

Deposit	3,500	3,500
Total Assets	$14,350	$10,101

LIABILITIES AND STOCKHOLERS' DEFICIT
Current Liabilities:
Accounts payable	$415,902	$417,387
Other payables and accruals	276,275	270,988
Accrued compensation	148,500	87,850
Due to an officer	67,100	1,393
Notes payable	21,400	21,400
Total Current Liabilities	929,177	799,018
Total Liabilities	929,177	799,018
Stockholders' Deficit:
Common Stock par value $0.001 300,000,000 shares authorized, 27,605,564 and 27,605,564 shares issued, respectively	27,607	27,607
Additional paid in capital	14,553,464	14,553,464
Retained deficit	(15,495,898)	(15,369,988)
Total Stockholders' Deficit	(914,827)	(788,917)
Total Liabilities and Stockholders' Deficit	$14,350	$10,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues	$-	$22,070
Sales returns and allowances	-	(6,671)
Net Revenue	-	15,399
Costs of goods sold	-	(91,601)
Gross margin	-	(76,202)

Operating Expenses:
Compensation expense	66,250	72,710
Advertising and promotion	-	2,664
Professional fees	21,384	41,044
General and administrative	37,412	81,714
Total operating expenses	125,046	198,132

Loss from operations	(125,046)	(274,334)

Other Income (Expense):
Interest expense	(864)	(752)
Gain on extinguishment of debt	-	1,639
Total other income (expense)	(864)	887

Net Loss	$(125,910)	$(273,447)

Loss per Share, Basic & Diluted	$0.00	$(0.01)
Weighted Average Shares Outstanding	27,605,564	26,296,868
The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(125,910)	$(273,447)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred compensation	-	16,324
Depreciation	-	6,644
Gain on extinguishment of debt	-	(1,639)
Loss on inventory	-	126,349
Changes in Operating Assets and Liabilities:
Accounts receivable	-	93,574
Prepaids & other assets	(35)	(22,258)
Inventory	-	(34,748)
Accounts payable	(1,485)	208,768
Product returns & allowances	-	(221,757)
Accrued expenses	65,938	67,107
Net Cash Used in Operating Activities	(61,492)	(35,083)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officers	92,988	8,900
Repayment of officer advance	(27,282)	(2,100)
Proceeds from notes payable	-	36,843
Payments on notes payable	-	(46,480)
Net Cash Provided (Used) by Financing Activities	65,706	(2,837)
Net Increase (Decrease) in Cash	4,214	(37,920)
Cash at Beginning of Period	-	40,485
Cash at End of Period	$4,214	$2,565

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Insynergy Products, Inc. (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,495,898 at March 31, 2017, had a net loss of $125,910 and net cash used in operating activities of $61,492 for the three months ended March 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE

As of March 31, 2017, the Company owes $21,400 on a loan payable. The loan is uncollateralized, non-interest bearing and is due on demand.

NOTE 5 – COMMITMENTS & CONTIGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,527 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. Minimum lease payments over the next two years are as follows:

Year	Amount
2017	$42,330
2018	43,596
Total	$127,023

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, Sanford Lang, CEO advanced the company $91,453 to pay for general operating expenses; $27,142 of which was paid back. The advances are uncollateralized, non-interest bearing and due on demand. As of March 31, 2017 $64,311 is due to Mr. Lang.

During the three months ended March 31, 2017, Marty Goldrod, COO advanced the company $340 to pay for general operating expenses. The advance is uncollateralized, non-interest bearing and due on demand. As of March 31, 2017 $340 is due to Mr. Goldrod.

As of March 31, 2017, the Company owed its officers $2,449 for expense reimbursement.

NOTE 7 – STOCK WARRANTS

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

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	51,000,000	$0.23	$0.186

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2017	51,000,000	$0.23	$0.186

Exercisable, March 31, 2017	35,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 3/31/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	51,000,000	8.38 years	$0.23

 NOTE 8– SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

On April 4, 2017, the Company’s Board of Directors determined it was in the best interest of the Company to issue additional shares to Paul Bershin and Alan Diamante in consideration for funds previously loaned to the Company. Accordingly, the Company issued 3,811,594 shares of common stock to Paul Bershin at $0.03 per share and issued 4,846,376 shares of common stock to Alan Diamante at $0.03 per share.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

        - our future operating results;

        - our business prospects;

        - our contractual arrangements and relationships with third parties;

        - the dependence of our future success on the general economy;

        - our possible future financings; and

       - the adequacy of our cash resources and working capital.

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

Results of Operation for the Three Months Ended March 31, 2017 and 2016

Revenues

For the three months ended March 31, 2017 the Company recorded no revenue, compared to revenue net of sales returns of $15,399 for the three months ended March 31, 2016. Cost of goods sold was $0 compared to $91,601 of cost of goods sold in the prior period.

Operating Expenses

For the three months ended March 31, 2017, the Company incurred compensation expense of $66,250 compared to $72,710 for the three months ended March 31, 2016; a decrease of $6,460 or 8.8%. The decrease is due to the elimination of a part time employee in early 2016.

For the three months ended March 31, 2017, the Company incurred $0 in advertising and promotional expense as compared to $2,664 for three months ended March 31, 2016. The decrease is in conjunction with our decreased business activities as we pursue a potential restructuring.

For the three months ended March 31, 2017, the Company incurred $21,384 in professional fees compared to $41,044 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreased audit fees.

For the three months ended March 31, 2017, the Company incurred $37,412 in general and administrative expense as compared to $81,714 for the same period in the prior year; a decrease of $44,302 or 54.2%. The decrease is in conjunction with our decreased business activities as we pursue a potential restructuring.

Other Income and Expense

For the three months ended March 31, 2017 we had total other expense from interest of $864 compared to total other income of $887 for the same period in the prior year. For the three months ended March 31, 2016, the Company recorded interest expense of $752 which was offset by a gain on forgiveness of debt of $1,639.

Net Loss

For the three months ended March 31, 2017 we realized a net loss of $125,910 as compared to $273,447 for the same period in the prior year.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $15,495,898 at March 31, 2017, had a net loss of $125,910 and net cash used in operating activities of $61,492 for the three months ended March 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows from financing activities for the three months ended March 31, 2017 were $65,706 compared to $(2,837) for the three months ended March 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2017.  The following aspects of the Company were noted as potential material weaknesses:

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

INSYNERGY PRODUCTS, INC.

Dated: May 8, 2017	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer