Form 10-Q/A
period 2017-03-31
Insynergy Products, Inc
filed 2017-05-10
CIK 1539850

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  [  ]        No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 27, 2017, the issuer had 36,263,534 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend the Form 10-Q filed by Insynergy Products, Inc. on May 8, 2017.  The cover page to the Form 10-Q for the quarter ended March 31, 2017 is being amended solely to comply with the SEC’s new check box requirement on the cover page for “emerging growth companies”.  Other than the addition of this new information to the cover page there were no other changes made to the information included in the original Form 10-Q.

PART II

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification (Filed May 8, 2017)

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended August 13, 2015 (Incorporated by reference to exhibit 3(ii) to Form 8-K, filed August 20, 2015)
3 (ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010)
101.INS	XBRL Instance Document (Filed May 8, 2017)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed May 8, 2017)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Filed May 8, 2017)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed May 8, 2017)
101.LAB	XBRL Taxonomy Label Linkbase Document (Filed May 8, 2017)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Filed May 8, 2017)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: May 10, 2017	By: /s/ Sanford Lang Sanford Lang Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer