Form 10-Q
period 2017-06-30
Insynergy Products, Inc
filed 2017-08-11
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 9, 2017, the issuer had 36,263,534 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSYNERGY PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	4
Condensed Statements of Operations for the Three and Six Months ended June 30, 2017 and 2016 (unaudited)	5
Condensed Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

INSYNERGY PRODUCTS, INC. BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash	$269,299	$-
Prepaid and other assets	22,291	6,601
Total Current Assets	291,590	6,601

Deposit	3,500	3,500
Total Assets	$295,090	$10,101

LIABILITIES AND STOCKHOLERS' DEFICIT
Current Liabilities:
Accounts payable	$421,444	$417,387
Other payables and accruals	277,520	270,988
Accrued compensation	210,070	87,850
Due to an officer	113,105	1,393
Common stock to be issued	250,000	-
Notes payable	41,400	21,400
Total Current Liabilities	1,313,539	799,018
Total Liabilities	1,313,539	799,018
Stockholders' Deficit:
Common Stock par value $0.001 300,000,000 shares authorized, 36,263,534 and 27,605,564 shares issued, respectively	36,266	27,607
Additional paid in capital	14,804,545	14,553,464
Accumulated deficit	(15,859,260)	(15,369,988)
Total Stockholders' Deficit	(1,018,449)	(788,917)
Total Liabilities and Stockholders' Deficit	$295,090	$10,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$-	$159,203	$-	$174,602
Costs of goods sold	-	(412,345)	-	(503,946)
Gross margin	-	(253,142)	-	(329,344)

Operating Expenses:
Compensation expense	64,750	78,001	131,000	150,711
Advertising and promotion	-	49,742	-	52,406
Professional fees	9,912	1,456	31,296	42,500
General and administrative	28,027	41,589	65,439	123,303
Total operating expenses	102,689	170,788	227,735	368,920

Loss from operations	(102,689)	(423,930)	(227,735)	(698,264)

Other Income (Expense):
Interest expense	(934)	(1,474)	(1,798)	(2,226)
Loss on conversion of debt	(259,739)	-	(259,739)	-
Loss on disposal of property and equipment	-	(20,461)	-	(20,461)
Gain on extinguishment of debt	-	9,754	-	11,393
Total other expense	(260,673)	(12,181)	(261,537)	(11,294)

Loss before provision for income taxes	(363,362)	(436,111)	(489,272)	(709,558)
Provision for income taxes	-	-	-	-

Net Loss	$(363,362)	$(436,111)	$(489,272)	$(709,558)

Loss per Share, Basic & Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted Average Shares Outstanding	35,882,964	26,296,868	31,767,130	26,296,868
The accompanying notes are an integral part of these condensed financial statements.

>

INSYNERGY PRODUCTS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(489,272)	$(709,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation	-	16,324
Depreciation	-	13,288
Loss on disposal of property and equipment	-	20,461
Loss on inventory	-	499,861
Gain on extinguishment of debt	-	(11,392)
Additional shares issued for prior debt conversion	259,739	-
Changes in Operating Assets and Liabilities:
Accounts receivable	-	91,171
Prepaids & other assets	(15,690)	41,022
Inventory	-	4,085
Accounts payable	4,057	206,736
Product returns & allowances	-	(304,107)
Accrued expenses	128,754	120,704
Net Cash Used in Operating Activities	(112,412)	(11,405)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officers	154,248	8,900
Repayment of officer advance	(42,537)	(3,100)
Proceeds from the sale of common stock	250,000	-
Proceeds from notes payable	21,966	36,843
Payments on notes payable	(1,966)	(63,274)
Net Cash (Used) Provided by Financing Activities	381,711	(20,631)
Net Increase (Decrease) in Cash	269,299	(32,036)
Cash at Beginning of Period	-	40,485
Cash at End of Period	$269,299	$8,449

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSYNERGY PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,859,260 at June 30, 2017, had a net loss of $489,272 and net cash used in operating activities of $112,412 for the six months ended June 30, 2017. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has started to embark on a new strategy to ensure the Company can operate as a going concern; although there are no assurances that any of these measures will be successful. The Company has raised $250,000 in seed financing to embark on its new strategy. Management is analyzing and beginning to execute on new potential growth paths and has the potential for a restructuring. The Company is currently performing its due diligence for a corporate reorganization. This due diligence phase, involving counsel and other qualified professionals is necessary in order to cautiously explore appropriate steps to restructure the Company for the purposes of executing a new business model within the Company’s core competencies.

NOTE 4 – ACCOUNTS PAYABLE

A large portion of the Company’s accounts payable are the result of chargebacks for product that was not sold by two of our former customers. The Company also has other payables that are several years old for which management is in discussion with the vendors to settle those liabilities for a lesser amount.

Chargeback	$224,832
Aged payables	99,745
Other vendor payables	93,867
$421,444

NOTE 5 – NOTES PAYABLE

As of June 30, 2017, the Company owes $21,400 on a loan payable. The loan is uncollateralized, non-interest bearing and is due on demand. The Company expects that they will be able to have this liability dismissed by the payee in the near future.

The Company also has a financing loan for its Director and Officer Insurance. As of June 30, 2017 and December 31, 2016 the loan has a balance of $20,000 and $0, respectively, it bears interest at 3.7% and is due within one year.

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

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement the investor has transferred $150,000 to the Company for which he was entitled to the following: $1 per unit sold of a fitness product through all retail outlets including online and retail shopping shows until the investment was paid back in full. Once the original investment was recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the fitness product. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet. Since the product for which the investment was intended was never produced this agreement is being renegotiated.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, Sanford Lang, CEO advanced the company $151,518 to pay for general operating expenses; $40,241 of which was paid back. The advances are uncollateralized, non-interest bearing and due on demand. As of June 30, 2017 $111,277 is due to Mr. Lang.

During the six months ended June 30, 2017, Martin Goldrod, COO advanced the company $345 to pay for general operating expenses. The advance was uncollateralized, non-interest bearing and due on demand. As of June 30, 2017 the advance was repaid in full.

As of June 30, 2017, the Company owed its officers $1,828 for expense reimbursement.

NOTE 8 – COMMON STOCK

On April 4, 2017, the Company’s Board of Directors determined it was in the best interest of the Company to issue additional shares to Paul Bershin and Alan Diamante in consideration for funds previously loaned to the Company. Accordingly, the Company issued 3,811,594 shares of common stock to Paul Bershin at $0.03 per share and issued 4,846,376 shares of common stock to Alan Diamante at $0.03 per share. As the notes have been previously converted to equity in a prior period the stock issuance, which was valued at $259,739, was expensed and recorded as a loss on conversion of debt in the accompanying statement of operations.

On April 4, 2017, the Company received $250,000 from two of its investors for the purchase of common stock. The number of shares to be issued is still to be determined as it will be based upon a future valuation of the Company at which time the proper allocation will be determined. The $250,000 has been credited to a stock payable account as of June 30, 2017.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	51,000,000	$0.23	$0.186

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2017	51,000,000	$0.23	$0.186

Exercisable, June 30, 2017	35,000,000	$0.23	$0.186

Range of Exercise Prices	Number Outstanding 6/30/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.23	51,000,000	8.13 years	$0.23

 NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

On July 27, 2017, the Board of Directors approved a resolution to change the Company’s name to Starco Brands, Inc. and change the trading symbol of the Company to reflect the name change.

On August 9, 2017 our Board of Directors accepted the resignation of Sanford Lang as Chief Executive Officer and President of the Company.  Mr. Lang will continue to serve as Chairman of the Board.  On that same date, the Board of Directors appointed Ross Sklar, our Director, to serve as Chief Executive Officer and President of the Company.  Mr. Sklar has served as a director on our Board since August 13, 2015.  He is the founder and current Chief Executive Officer of The Starco Group.

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

         ·our future strategic plans

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

Plan of Operations

Insynergy Products is a company with experience in commercializing consumer products through commercial and infomercial production development.  The corporate goal was to develop intellectual property (“IP”) internally or via a license from a third party; however, due to the Company’s inability to raise funds, the Company has abandoned this strategy. The Board of Directors is still cognizant of the Company’s current limitations. The Company had reduced revenue in 2016 and has not recorded revenue for 2017. However, on July 12, 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  Management believes the Company may realize modest earnings in the short term with a stronger positive outlook over the next 36 months.

The Company intends to pursue a new strategic plan to commercialize unique products with The Starco Group.  The Starco Group is predominantly an aerosol and liquid fill private label manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage and spirits and wine.

The Company has performed extensive due diligence and has identified specific channels to penetrate and has identified novel technologies to pursue.  The business model includes the Company developing brands for certain novel products that the Company intends to market and distribute to major brick-and-mortar retail and the online retailing community.  The Company expects to realize royalties from this venture.

The Company has taken steps in executing this vision and has now launched our first product line called ‘Breathe ™’, through our manufacturing partner The Starco Group, for which we have applied for a registered trademark with the United States Patent and Trade Office.  Breathe is an environmentally friendly line of household cleaning aerosol products.  It is the first aerosol household cleaning line approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. The initial shipments of Breathe have been to Wegmans, a 93-store grocery retailer recognized as an innovative leader among retailers. The Breathe line is currently on shelves in all Wegmans stores.

To secure assistance with marketing and logistics for our new household cleaning line Breathe, through our manufacturing partner, The Starco Group entered into a distribution agreement with United Natural Foods, Inc. (“UNFI”), a multibillion dollar distributor. UNFI has access to over 15,000 retail stores that the Company plans to access over the next 36 months.  The Company plans to launch other products under the Breathe brand.  In addition, the Company plans to launch other products in air care, food, personal care, spirits and beverages over the next 60 months, although a number of hurdles the Company may encounter could prevent this and future product launches from achieving sustained commercial success.

The Company anticipates that we may raise additional capital as needed through the issuance and sale of our common stock. Such stock sales will likely be exempt from the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We currently have no plans for a public offering of our stock.

The new strategic plan may include a reorganization and restructuring of the Company’s capital structure in the future. This reorganization may also include consummating new strategic relationships in manufacturing, marketing and sales and may also include licensing existing brands. Through these potential new partnerships, the Company intends to commercialize key products that we believe will have a competitive advantage in the consumer products marketplace.  In the event of this potential reorganization, the Company is in discussions with new personnel that may become part of the senior management team to execute the new strategic plan.

Before the reorganization the Company intends to change the Company’s name to Starco Brands, Inc.  The Company’s ultimate goal is to become a leading supplier in the consumer marketplace through the introduction of innovative and unique products and brands whose success is expected to increase shareholder value.

The Company will continue to evaluate this and other opportunities to further set its strategy for 2017, 2018 and 2019.

Results of Operation for the Three Months Ended June 30, 2017 and 2016

Revenues

For the three months ended June 30, 2017 the Company recorded no revenue, compared to revenue net of sales returns of $159,203 for the three months ended June 30, 2016. Cost of goods sold was $0 compared to $412,345 of cost of goods sold in the prior period.

Operating Expenses

For the three months ended June 30, 2017, the Company incurred compensation expense of $64,750 compared to $78,001 for the three months ended June 30, 2016; a decrease of $13,251, or 17%. The decrease is due to the elimination of a part time employee in 2016.

For the three months ended June 30, 2017, the Company incurred $0 in advertising and promotional expense as compared to $49,742 for three months ended June 30, 2016. The decrease is in conjunction with our decreased business activities as we pursue a potential restructuring.

For the three months ended June 30, 2017, the Company incurred $9,912 in professional fees compared to $1,456 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The increase is just due to the timing of billed audit fees.

For the three months ended June 30, 2017, the Company incurred $28,027 in general and administrative expense as compared to $41,589 for the same period in the prior year; a decrease of $13,562, or 32.6%. The decrease is in conjunction with our decreased business activities as we pursue a potential restructuring.

Other Income and Expense

For the three months ended June 30, 2017 we had total other expense from interest of $260,673 compared to $12,181 for the same period in the prior year. For the three months ended June 30, 2017, the Company recorded interest expense of $934 and a loss on conversion of debt of $259,739 due to additional shares issued for a prior debt conversion.

Net Loss

For the three months ended June 30, 2017 we realized a net loss of $363,362 as compared to $436,111 for the same period in the prior year.

Results of Operation for the Six Months Ended June 30, 2017 and 2016

Revenues

For the six months ended June 30, 2017 the Company recorded no revenue, compared to revenue net of sales returns of $174,602 for the six months ended June 30, 2016. Cost of goods sold was $0 compared to $503,946 of cost of goods sold in the prior period.

Operating Expenses

For the six months ended June 30, 2017, the Company incurred compensation expense of $131,000 compared to $150,711 for the six months ended June 30, 2016; a decrease of $19,711, or 13.1%. The decrease is due to the elimination of a part time employee in 2016.

For the six months ended June 30, 2017, the Company incurred $0 in advertising and promotional expense as compared to $52,406 for six months ended June 30, 2016. The decrease is in conjunction with our decreased business activities as we pursue a potential restructuring.

For the six months ended June 30, 2017, the Company incurred $31,296 in professional fees compared to $42,500 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreased audit fees.

For the six months ended June 30, 2017, the Company incurred $65,439 in general and administrative expense as compared to $123,303 for the same period in the prior year; a decrease of $57,864, or 46.9%. The decrease is in conjunction with our decreased business activities as we pursue a potential restructuring.

Other Income and Expense

For the six months ended June 30, 2017 we had total other expense from interest of $261,537 compared to $11,294 for the same period in the prior year. For the six months ended June 30, 2017, the Company recorded interest expense of $1,798 and a loss on conversion of debt of $259,739.

Net Loss

For the six months ended June 30, 2017 we realized a net loss of $489,272 as compared to $709,558 for the same period in the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,859,260 at June 30, 2017, had a net loss of $489,272 and net cash used in operating activities of $112,412 for the six months ended June 30, 2017.

The Company has started to embark on a new strategy to ensure the Company can operate as a going concern; although there are no assurances that any of these measures will be successful. The Company has raised $250,000 in seed financing to embark on its new strategy. Management is analyzing and beginning to execute on new potential growth paths and has the potential for a restructuring. The Company is currently performing its due diligence for a corporate reorganization. This due diligence phase, involving counsel and other qualified professionals is necessary in order to cautiously explore appropriate steps to restructure the Company for the purposes of executing a new business model within the Company’s core competencies.

Net cash flows from financing activities for the six months ended June 30, 2017 were $381,711 compared to $(20,631) used for the six months ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2017.  The following aspects of the Company were noted as potential material weaknesses:

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 9, 2017, our Board of Directors accepted the resignation of Sanford Lang as Chief Executive Officer and President of the Company.  Mr. Lang will continue to serve as Chairman of the Board.  On that same date, the Board of Directors appointed Ross Sklar, our Director, to serve as Chief Executive  CanOfficer and President of the Company.  Mr. Sklar has served as a director on our Board since August 13, 2015.  He is the founder and current Chief Executive Officer of The Starco Group.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended August 13, 2015 (Incorporated by reference to exhibit 3(ii) to Form 8-K, filed August 20, 2015)
3(ii)	Bylaws of Insynergy Products, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSYNERGY PRODUCTS, INC.

Dated: August 11, 2017	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer