Form 10-Q
period 2017-09-30
Starco Brands, Inc.
filed 2017-11-13
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  0-54892

STARCO BRANDS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 26th Street, Suite 200, Santa Monica, CA	90402
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 260-9370

Insynergy Products, Inc.

2501 West Burbank Blvd., Suite 201

Burbank, CA

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 9, 2017, the issuer had 75,527,068 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

(FORMERLY INSYNERGY PRODUCTS, INC.)

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	4
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2017 and 2016 (unaudited)	5
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash	$274,787	$-
Accounts receivable	3,027	-
Prepaid and other assets	59,852	6,601
Total Current Assets	337,666	6,601

Deposit	3,500	3,500
Total Assets	$341,166	$10,101

LIABILITIES AND STOCKHOLERS' DEFICIT
Current Liabilities:
Accounts payable	$193,495	$417,387
Other payables and accruals	360,048	270,988
Accrued compensation	97,150	87,850
Due to an officer	-	1,393
Common stock to be issued	400,000	-
Loan payable – related party	198,816	-
Notes payable	74,199	21,400
Total Current Liabilities	1,323,708	799,018
Total Liabilities	1,323,708	799,018
Stockholders' Deficit:
Common Stock par value $0.001 300,000,000 shares authorized, 72,527,068 and 27,605,564 shares issued, respectively	72,530	27,607
Additional paid in capital	18,314,037	14,553,464
Accumulated deficit	(19,369,109)	(15,369,988)
Total Stockholders' Deficit	(982,542)	(788,917)
Total Liabilities and Stockholders' Deficit	$341,166	$10,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net	$3,027	$28,239	$3,027	$202,841
Costs of goods sold	-	-	-	(503,946)
Gross margin	3,027	28,239	3,027	(301,105)

Operating Expenses:
Compensation expense	19,497	65,750	150,497	197,750
Officer stock compensation	3,495,810	-	3,495,810	-
Advertising and promotion	6,987	-	6,987	52,407
Professional fees	25,940	11,020	57,236	53,520
General and administrative	158,795	30,608	224,234	172,621
Total operating expenses	3,707,029	107,378	3,934,764	476,298

Loss from operations	(3,704,002)	(79,139)	(3,931,737)	(777,403)

Other Income (Expense):
Interest expense	(33,641)	(1,715)	(35,439)	(3,941)
Loss on conversion of debt	-	-	(259,739)	-
Loss on disposal of property and equipment	-	-	-	(20,461)
Interest income	37	-	37	-
Other income	6,000	-	6,000	-
Gain on extinguishment of debt	221,757	8,242	221,757	19,635
Total other income (expense)	194,153	6,527	(67,384)	(4,767)

Loss before provision for income taxes	(3,509,849)	(72,612)	(3,999,121)	(782,170)
Provision for income taxes	-	-	-	-

Net Loss	$(3,509,849)	$(72,612)	$(3,999,121)	$(782,170)

Loss per Share, Basic & Diluted	$(0.08)	$(0.00)	$(0.11)	$(0.03)
Weighted Average Shares Outstanding	41,795,643	26,296,868	38,064,406	26,296,868
The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(3,999,121)	$(782,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation	-	16,324
Depreciation	-	14,839
Loss on disposal of property and equipment	-	20,461
Loss on inventory	-	499,861
Gain on extinguishment of debt	(221,757)	(19,635)
Additional shares issued for prior debt conversion	259,739	-
Financing costs for related party note	25,000	-
Stock based compensation	5,469	-
Stock based compensation – related party	3,495,810	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(3,027)	158,482
Prepaids & other assets	(53,251)	57,960
Inventory	-	4,085
Accounts payable	(2,135)	211,381
Product returns & allowances	-	(386,457)
Accrued expenses	142,862	184,420
Net Cash Used in Operating Activities	(350,411)	(20,449)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	178,070	49,405
Repayment of officer advance	(5,671)	(25,215)
Proceeds from the sale of common stock	400,000
Proceeds from notes payable	81,270	36,843
Payments on notes payable	(28,471)	(75,087)
Net Cash (Used) Provided by Financing Activities	625,198	(14,054)
Net Increase (Decrease) in Cash	274,787	(34,503)
Cash at Beginning of Period	-	40,485
Cash at End of Period	$274,787	$5,982

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	-

Supplemental non-cash disclosure:
Wages payable contributed to paid in capital	$44,478	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

>

STARCO BRANDS, INC.

(FORMERLY INSYNERGY PRODUCTS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail.

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

Revenue Recognition

The Company follows ASC 605-10-S99-1, Revenue Recognition, of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $19,369,109 at September 30, 2017, had a net loss of $3,999,121 and net cash used in operating activities of $350,411 for the nine months ended September 30, 2017. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has started to embark on a new strategy to ensure the Company can operate as a going concern; although there are no assurances that any of these measures will be successful. The Company has raised $400,000 in seed financing to embark on its new strategy. Management is analyzing and beginning to execute new potential growth paths and has the potential for a restructuring. The Company is currently performing its due diligence for a corporate reorganization. This due diligence phase, involving counsel and other qualified professionals necessary in order to cautiously explore appropriate steps to restructure the Company for the purposes of executing a new business model within the Company’s core competencies.

NOTE 4 – ACCOUNTS PAYABLE

A portion of the Company’s accounts payable is the result of chargebacks for product that was not sold by a former customer. The Company also has other payables that are several years old for which management is in discussion with the vendors to settle those liabilities for a lesser amount.

Chargeback	$3,075
Aged payables	140,003
Other vendor payables	50,417
$193,495

NOTE 5 – NOTES PAYABLE

As of September 30, 2017, the Company owes $21,400 on a loan payable. The loan is uncollateralized, non-interest bearing and is due on demand. The Company expects that they will be able to have this liability dismissed by the payee in the near future.

The Company also has two financing loans for its Director and Officer Insurance. As of September 30, 2017 and December 31, 2016 the loan has a balance of $52,799 and $0, respectively, it bears interest at 3.7% and is due within one year.

NOTE 6 – COMMITMENTS & CONTIGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,527 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. As of September 30, 2017, the Company has accrued rent due of $10,006. Minimum lease payments over the next two years are as follows:

Year	Amount
2017	$42,330
2018	43,596
Total	$127,023

Investment Agreement

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement, the investor transferred $150,000 to the Company for which he was entitled to the following: $1 per unit sold of a fitness product through all retail outlets including online and retail shopping shows until the investment was paid back in full. Once the original investment was recouped the investor shall then receive a 2% royalty in perpetuity on all future retail sales of the fitness product. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet. Since the product for which the investment was intended was never produced this agreement is being renegotiated.

Stock Warrants

On August 4, 2017, the Company executed a settlement and general release agreement with Carwash, LLC. Per the terms of that agreement the Company will issue warrants to purchase up to 2,000,000 shares of common stock. The number of warrants to be issued is contingent on the final restructuring of the Company. The warrants have an exercise price of $0.35 and a term of five years.  The aggregate fair value of the warrants totaled $5,468 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.35, 1.82% risk free rate, 27.47% volatility and expected life of the options of five years.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, Sanford Lang, the Company’s Chairman and former CEO, advanced the Company $198,816 to pay for general operating expenses. The advances are uncollateralized, non-interest bearing and due on demand.

NOTE 8 – COMMON STOCK

On April 4, 2017, the Company’s Board of Directors determined it was in the best interest of the Company to issue additional shares to Paul Bershin and Alan Diamante in consideration for funds previously loaned to the Company. Accordingly, the Company issued 3,811,594 shares of common stock to Paul Bershin at $0.03 per share and issued 4,846,376 shares of common stock to Alan Diamante at $0.03 per share. As the notes have been previously converted to equity in a prior period, the stock issuance, which was valued at $259,739, was expensed and recorded as a loss on conversion of debt in the accompanying statement of operations.

On April 4, 2017, the Company received $250,000 from two of its investors for the purchase of common stock. The number of shares to be issued is still to be determined as it will be based upon a future valuation of the Company at which time the proper allocation will be determined. The $250,000 has been credited to a stock payable account as of September 30, 2017.

On August 18, 2017, the Company received $150,000 from an investor for the purchase of common stock. The number of shares to be issued is still to be determined as it will be based upon a future valuation of the Company at which time the proper allocation will be determined. The $150,000 has been credited to a stock payable account as of September 30, 2017.

On August 25, 2017, the Company authorized the issuance of 36,263,534 shares of common stock to our President, Ross Sklar, in consideration for his forfeiture of warrants to purchase 35,000,000 shares of the Company’s common stock at an exercise price of $0.23. Per ASC 718-20-35-8, the Company accounted for the stock issuance based on the incremental cost of the fair value over the fair value of the cancelled warrants on the date of cancellation. The aggregate fair value of the warrants cancelled totaled $855,814 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.23, 2.00% risk free rate, 31.91% volatility and expected life of the options of 8.06 years. The fair value of the shares issued was $4,351,624 based on the closing price of the stock of $0.12 on August 25, 2017, resulting in a net increase in fair value of $3,495,810.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	51,000,000	$0.23	$0.186

Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	(35,000,000)	$0.23	$-
Expired	(16,000,000)	$0.23	$-
Outstanding, September 30, 2017	-	$-	$-

Exercisable, September 30, 2017	-	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

Subsequent to September 30, 2017, the Company received $200,000 from investors for the purchase of common stock. The number of shares to be issued is still to be determined as it will be based upon a future valuation of the Company at which time the proper allocation will be determined.

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

Executive Overview

In 2016, Insynergy Products, Inc. (now Starco Brands, Inc.) (“the Company”) abandoned the business plan of marketing consumer products through television distributed infomercials.  In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers.  Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 36 months.

Starco Brands, Inc. is now a company whose mission is to create behavior-changing brands and products. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with The Starco Group provided Starco Brands with exclusive royalty-free rights to a body of products in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage and spirits and wine.

The current CEO of The Starco Group, Ross Sklar, was named the CEO of Starco Brands in August of 2017.  Mr. Sklar has a long track record of commercializing technology in the industrial and consumer arenas. Mr. Sklar has built teams of manufacturing, R&D and sales and marketing professionals over the last 20 years and has grown The Starco Group into a successful and diversified private label manufacturer supplying a wide range of products to some of the largest retailers in the United States.

The Company has conducted extensive research and has identified specific channels to penetrate with its new portfolio of novel technologies. The Company has begun to execute this vision and has launched the first product line called ‘Breathe ™’, through our manufacturing partner, The Starco Group. The Company has applied for a registered trademark for Breathe with the United States Patent and Trade Office. Breathe is an environmentally-friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. The Company launched the line with Wegmans, a $7 billion grocery retailer recognized as an innovative leader among retailers. The Breathe line is currently on shelves in all Wegmans stores.  The Company has begun to implement an online sales strategy and Breathe is now available on Amazon. The Company is now executing a national sales program and Breathe is currently being presented to many national retailers in the United States.

To secure assistance with marketing and logistics for our products, The Starco Group, recently entered into a distribution and sales agreement with United Natural Foods, Inc. (“UNFI”), an $8 billion dollar distributor. UNFI is currently marketing our new Breathe household cleaning line. UNFI has access to over 15,000 retail stores that the Company plans to access over the next 36 months. In addition, the Company plans to launch other products in air care, food, personal care, spirits and beverages over the next 60 months. Although the initial market reception to Breathe has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.

Management has engaged a third party to evaluate the Company’s new business plan and to provide a valuation opinion based on the projected sales over the course of a 10-year period. Based on this pro forma third-party valuation, the Company established a series of financing rounds to raise capital through the issuance and sale of the Company’s common stock. We currently have no plans for a public offering of our stock and such stock sales will likely be exempt from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933. The Company completed a Seed financing round of $400,000 on August 18, 2017 and an A-Round of $200,000 fully funded on October 25, 2017. The Company may engage in subsequent funding rounds later in 2017 and in 2018. Our intent is to use most of the capital raised for sales and marketing and compliance.

The new strategic plan may include a reorganization and restructuring of the Company’s capital structure in the future. This reorganization may also include consummating new strategic relationships in manufacturing, marketing and sales and may also include licensing existing brands. Through these potential new partnerships, the Company intends to commercialize key products that we believe will have a competitive advantage in the consumer products marketplace. In the event of this potential reorganization, the Company is in discussions with new personnel that may become part of our senior management team to execute the new strategic plan.

The Company’s ultimate goal is to become a leading supplier in the consumer marketplace through the introduction of innovative and unique products and brands whose success is expected to increase shareholder value.  The Company will continue to evaluate this and other opportunities to further set its strategy for 2018, 2019 and 2020.

Results of Operation for the Three Months Ended September 30, 2017 and 2016

Revenue

For the three months ended September 30, 2017 the Company realized its first revenues of $3,027 from its licensing and royalty agreements with The Starco Group, Inc. In the 2016 third quarter period we had revenue net of sales returns from our prior business operations of $28,239. There was no cost of goods sold in either period.

Operating Expenses

For the three months ended September 30, 2017, the Company incurred compensation expense of $19,497 compared to $65,750 for the three months ended September 30, 2016; a decrease of $46,253, or 70.3%. In the 2017 third quarter two of the Company’s executive officers agreed to defer further compensation until the Company has a positive cash flow. In addition, in the 2017 third quarter we incurred non-cash expense of $3,495,810 for the 36,263,534 shares issued to Mr. Ross Sklar.

For the three months ended September 30, 2017, the Company incurred $6,987 in advertising and promotional expense as compared to $0 for three months ended September 30, 2016. The increase is due to the start of our new strategic marketing plan.

For the three months ended September 30, 2017, the Company incurred $25,940 in professional fees compared to $11,020 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our periodic reports and other filings as a public company. The increase is primarily due to the timing of billed audit fees and additional informational filings with the SEC.

For the three months ended September 30, 2017, the Company incurred $158,795 in general and administrative expense as compared to $30,608 for the same period in the prior year; an increase of $128,187, or 419%. The increase is due to additional expenses related to our change in management, financing and our new business plan. We incurred $72,843 of license branding expense, additional director and officer liability insurance costs of approximately $28,000, and financing costs of $25,000.

Other Income and Expense

For the three months ended September 30, 2017 we had total other income of $194,153 compared to $6,527 for the same period in the prior year. For the three months ended September 30, 2017, the Company recorded interest income of $37, other income from sub leasing its office space of $6,000 and a gain on extinguishment of debt of $221,757. This was offset by interest expense of $33,641. In the prior year we recorded a gain on extinguishment of debt of $8,242 offset by interest expense of $1,715.

Net Loss

For the three months ended September 30, 2017, we realized a net loss of $3,509,849 as compared to $72,612 for the same period in the prior year. The increase is mainly to the stock compensation expense and increased general and administrative expenses as discussed above.

Results of Operation for the Nine Months Ended September 30, 2017 and 2016

Revenue

For the nine months ended September 30, 2017 the Company realized its first revenues of $3,027 from its licensing and royalty agreements with The Starco Group, Inc. In the 2016 nine-month period we had revenue net of sales returns from our prior business operations of $202,841. Cost of goods sold was $0 compared to $503,946 of cost of goods sold in the 2016 nine-month period. In the 2016 nine-month period, $373,512 of the cost of goods was a result of the impairment of all remaining finished and work in process inventory of Plumber’s Hero.

Operating Expenses

For the nine months ended September 30, 2017, the Company incurred compensation expense of $150,497 compared to $197,750 for the nine months ended September 30, 2016; a decrease of $47,253, or 23.8%. In the 2017 third quarter, two of the Company’s Officers agreed to defer further compensation until the Company has a positive cash flow. In addition, in the 2017 nine-month period we incurred non-cash expense of $3,495,810 for the 36,263,534 shares issued to Mr. Ross Sklar.

For the nine months ended September 30, 2017, the Company incurred $6,987 in advertising and promotional expense as compared to $52,407 for nine months ended September 30, 2016. The decrease is due to our change in our business plan for marketing consumer products.

For the nine months ended September 30, 2017, the Company incurred $57,236 in professional fees compared to $53,520 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

For the nine months ended September 30, 2017, the Company incurred $224,234 in general and administrative expense as compared to $172,621 for the same period in the prior year; an increase of $51,613, or 29.8%. The increase is due to additional expenses related to our change in management, financing and our new business plan. We incurred $72,843 of license branding expense, additional director and officer liability insurance costs of approximately $28,000, and financing costs of $25,000.

Other Income and Expense

For the nine months ended September 30, 2017 we had total other expense of $67,384 compared to $4,767 for the same period in the prior year. For the nine months ended September 30, 2017, the Company recorded interest income of $37, other income from sub leasing its office space of $6,000 and a gain on extinguishment of debt of $221,757. This was offset by interest expense of $35,439 and a loss on conversion of debt of $259,739. In the 2016 nine-month period we recorded a gain on extinguishment of debt of $19,635 offset by interest expense of $3,941 and a loss on disposal of $20,461.

Net Loss

For the nine months ended September 30, 2017 we realized a net loss of $3,999,121 as compared to $782,170 for the same period in the prior year. The increase in net loss is mainly due to the stock compensation expense and increased general and administrative expenses as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $19,369,109 at September 30, 2017, had a net loss of $3,999,121 and net cash used in operating activities of $350,411 for the nine months ended September 30, 2017.

Net cash flows from financing activities for the nine months ended September 30, 2017 were $625,198 compared to $14,054 used for the nine months ended September 30, 2016.

The Company currently has limited revenue from current operations, with liabilities exceeding its assets. Management is analyzing new potential growth paths and the potential for a restructuring; however, there is still substantial doubt about the Company’s ability to continue as a going concern.

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

The Company follows ASC 605-10-S99-1, Revenue Recognition, of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

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

In May 2014, the FASB issued ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2017.  The following aspects of the Company were noted as potential material weaknesses:

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2017, the Company authorized the issuance of 36,263,534 shares of common stock to our Chief Executive Officer, Ross Sklar, in consideration for his forfeiture of warrants to purchase 35,000,000 shares of the Company’s common stock at an exercise price of $0.23. All shares were privately issued with a restrictive legend in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On September 7, 2017 Insynergy Products, Inc. filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. and on September 13, 2017 FINRA approved the trading symbol change from “ISYG” to “STCB” commencing with trading on September 14, 2017.

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

On October 31, 2017 the Company mailed an Information Statement to its shareholders related to an amendment to its Articles of Incorporation.  After November 20, 2017, the Board of Directors intends to file an Amendment to the Articles of Incorporation to establish a class of preferred stock in the aggregate amount of Forty Million (40,000,000) authorized shares, $0.001 par value.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation, as amended August 13, 2015 (Incorporated by reference to exhibit 3(ii) to Form 8-K, filed August 20, 2015)
3(i).2	Certificate of Amendment to Articles of Incorporation, dated September 7, 2017
3(ii)	Bylaws of Starco Brands, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: November 13, 2017	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer