Form 10-K
period 2017-12-31
Starco Brands, Inc.
filed 2018-03-30
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54892

STARCO BRANDS, INC

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 26th Street, Suite 200, Santa Monica, CA (Address of principal executive offices)	90402 (Zip Code)

Registrant’s telephone number, including area code:  (818) 260-9370

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

The aggregate market value of the 559,168 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($5.55) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2017) was approximately $3,103,718.

At March 13, 2018, there were 150,000,011 shares of the registrant’s common stock outstanding.

PART I

Item 1.  BUSINESS

Our Business

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017 the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Company intends to focus our marketing efforts on certain novel consumer products manufactured by The Starco Group.  The Starco Group is predominantly an aerosol and liquid fill private label manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

Executive Overview

In 2016, Insynergy Products, Inc. now Starco Brands, Inc. (“the Company”) abandoned the business plan of marketing consumer products through television distributed infomercials.  In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers.  Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 24 months.

Starco Brands, Inc. is now a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with The Starco Group provided Starco Brands with exclusive royalty-free rights to a body of products in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

The current CEO of The Starco Group, Ross Sklar, was named the CEO of Starco Brands in August of 2017.  Mr. Sklar has a long track record of commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, R&D and sales and marketing professionals over the last 20 years and has grown The Starco Group into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States.

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

Management has engaged a third party to evaluate the Company’s new business plan and to provide a valuation opinion based on the projected sales over the course of a 10-year period. Based on this pro forma third-party valuation, the Company established a series of seed financing rounds to raise capital through the issuance and sale of the Company’s common stock. We currently have no plans for a public offering of our stock and such stock sales will likely be exempt from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933. The Company started its Seed financing on August 18, 2017 and closed it by October 25, 2017, raising a total of $600,000. The Company may engage in subsequent funding rounds later in 2018. Our intent is to use most of the capital raised for sales, marketing and compliance.

The Company’s ultimate goal is to become a leading supplier in the consumer marketplace through the introduction of innovative and unique products and brands whose success is expected to increase shareholder value.  The Company will continue to evaluate this and other opportunities to further set its strategy for 2018, 2019 and 2020.

Employees

The Company currently has no full-time employees but uses independent contractors on an as needed basis.

Item 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2.  PROPERTIES

Our principal offices are located at 250 26th Street, Suite 200, Santa Monica, California, 90402. We also rent space at 2501 West Burbank Blvd, Suite 201, Burbank, California, 91505. In December 2015, the Company entered into a three-year lease, starting January 1, 2016, with Burbank Properties, L.P. for 1,957 square feet of office space.  Current monthly lease payments are $3,527 with yearly increases during the term of the lease. The lease also provides an option to extend the lease for an additional three years upon expiration of the current lease term. The lease may be terminated with a 10-day written notice from the landlord for violation of the lease terms.  The Company considers the space to be adequate for the next several years.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Markets Group OTCQB tier under the symbol “STCB.”  The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2017 and 2016 as reported by the OTC Markets adjusted for the reverse of our outstanding common stock. Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017
Quarter Ended	High $	Low $
March 31, 2017	9.00	$0.60
June 30, 2017	$9.00	$0.90
September 30, 2017	$7.50	$3.60
December 31, 2017	$8.40	$5.45

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
March 31, 2016	$8.97	$3.60
June 30, 2016	$7.50	$6.60
September 30, 2016	$13.20	$5.52
December 31, 2016	$6.00	$5.52

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of March 13, 2018, we had 151 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Reverse of Outstanding Common Stock

On December 14, 2017, the Board approved a 1 for 30 reverse stock split of our outstanding common stock. The split was approved by FINRA and effective February 20, 2018.  As a result of the reverse the 72,527,068 outstanding shares of common stock were reversed to 2,417,569 shares of outstanding shares on that date.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On April 4, 2017, the Company’s Board of Directors determined it was in the best interest of the Company to issue additional shares to Paul Bershin and Alan Diamante in consideration for funds previously loaned to the Company and converted to common stock. Accordingly, the Company issued 127,053 shares of common stock to Paul Bershin at $0.90 per share and issued 161,546 shares of common stock to Alan Diamante at $0.90 per share. As the notes have been previously converted to equity in a prior period, the stock issuance, which was valued at $259,739, was expensed and recorded as a loss in the accompanying statement of operations. The Company relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On April 4, 2017, the Company authorized the issuance of 2,272,727 shares of common stock to Paul Bershin and 1,515,151 shares of common stock to Alan Diamante for cash proceeds of $150,000 and $100,000, respectively. As of March 26, 2018, the shares have not yet been issued by the transfer agent.

On August 18, 2017, the Company authorized the issuance of 2,272,727 shares of common stock for $150,000 cash.  As of March 26, 2018, the shares have not yet been issued by the transfer agent. The Company relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On August 25, 2017, the Company authorized the issuance of 1,208,784 shares of common stock to our President, Ross Sklar, in consideration for his forfeiture of warrants to purchase 1,116,667 shares of the Company’s common stock. The Company obtained a valuation of the stock price on August 25, 2017 from a third-party valuation firm. The valuation determined that the value of the stock was $0. The Company relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

In October 2017, the Company received $200,000 from three investors for the purchase of 3,030,303 shares of common stock. As of March 26, 2018 the shares have not yet been issued by the transfer agent.  The Company relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On March 1, 2018, the Company issued an aggregate of 30,400,000 post-reverse shares of common stock to 16 third parties in consideration for services valued at $8,208. The Company relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On March 1, 2018, the Company issued an aggregate of 117,282,442 post-reverse shares of common stock to our directors and officers in consideration for services valued at $31,666.  The Company issued 97,182,442 post-reverse shares to Ross Sklar; 18,000,000 post-reverse shares to Sanford Lange; 2,000,000 post-reverse shares to Martin Goldrod, and 100,000 post-reverse shares to Rachel Boulds. The Company relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On March 1, 2018, per the terms of the August 4, 2017, settlement and general release agreement with Carwash, LLC, the Company issued warrants to purchase 666,666 shares of common stock. The warrants are being issued on a post-reverse basis at an exercise price of $1.05 per shares for a period of five years.  The Company relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2017.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

For the year ended December 31, 2017 the Company recorded initial Breathe product licensing revenue of $8,185. For the year ended December 31, 2016 the Company recorded revenue of $426,154, net of returns and allowances of $19,811. In 2016 $388,013 of revenue was from the accrued product returns and allowance account. This revenue was not from sales in 2016. It was from sales made in 2015 and held in reserve in the event of subsequent returns. Cost of goods sold was $503,946, $373,512 of which was a result of the impairment of all remaining finished and work in process inventory of Plumber’s Hero.  Comparisons of 2017 results to 2016 results are limited due to the fact that the Company’s business model, cost structure and capital structure were fundamentally changed in mid-2017. Revenues under the new business model did not begin until the second half of 2017.

Operating Expenses

For the year ended December 31, 2017, compensation expense decreased $24,196 to $258,515 compared to $282,711 for the year ended December 31, 2016. The decrease is due to the change in management during the third quarter.

For the year ended December 31, 2017, the Company incurred $5,763 in advertising and promotional expense as compared to $36,820 for the prior year, a decrease of $31,057, or 85.3%. In the prior year, there was substantial spending on promotional activities for the Plumber’s Hero. There have been no such expenditures in the current period as we have discontinued this line of business.

For the year ended December 31, 2017, the Company incurred $85,824 in professional fees compared to $63,444 in the prior year, an increase of $22,380, or 35.5%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The increase is primarily due to the timing of billed audit fees and additional informational filings with the SEC.

For the year ended December 31, 2017, the Company incurred $340,565 in general and administrative expense as compared to $245,719 for the prior year, an increase of $94,846, or 38.6%. The increase is due to additional expenses related to our change in management, financing and our new business plan. We incurred $72,843 of license branding expense, additional director and officer liability insurance costs of approximately $28,000, and financing costs of $25,000.

Other income and expense

For the year ended December 31, 2017 we had total other expense of $45,921 compared to total other expense of $7,375 for the year ended December 31, 2016. For the year ended December 31, 2017, the Company recorded interest income of $79, other income from sub leasing its office space of $9,000 and a gain on extinguishment of debt of $253,774. This was offset by interest expense of $49,035 and a loss on conversion of debt of $259,739. In 2016 we recorded a gain on extinguishment of debt of $20,435 offset by interest expense of $7,319 and a loss on disposal of $20,461.

Net loss

For the year ended December 31, 2017, the Company recorded a net loss of $728,403 as compared to a net loss of $714,031 in the prior year, an increase of $14,372.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,098,391 at December 31, 2017, had a net loss of $728,403 and net cash used in operating activities of $596,975 for year ended December 31, 2017.

We currently require cash of about $35,000 a month for operating expenses. Operating expenses include items such as insurance, legal and other professional fees, compliance, website maintenance, and investor and public relations.

We have an outstanding loan of approximately $300,000 from initial invested capital that requires monthly interest payments of $2,545.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

Tax Cuts and Jobs Act -  The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  See “Note 11 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted for the period of enactment.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company has evaluating the impact of this accounting standard update and noted that it has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

(FORMERLY INSYNERGY PRODUCTS, INC.)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 11

Balance Sheets as of December 31, 2017 and 2016

 12

Statements of Operations for the years ended December 31, 2017 and 2016

13

Statements of Cash Flows for years ended December 31, 2017 and 2016

 14

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016

 15

Notes to the Financial Statements

 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starco Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starco Brands, Inc., (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

/s/

Haynie & Company

We have served as the Company’s auditor since 2015.

Salt Lake City, Utah

March 29, 2018

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$314,181	$-
Accounts receivable	4,692	-
Prepaid and other assets	43,218	6,601
Total Current Assets	362,091	6,601

Property and equipment, net	-	-
Deposit	3,500	3,500
Total Assets	$365,591	$10,101

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$194,462	$417,387
Other payables and accruals	276,149	270,988
Accrued compensation	30,050	87,850
Due to an officer	-	1,393
Loan payable – related party	362,664	-
Notes payable	33,158	21,400
Total Current Liabilities	896,483	799,018
Total Liabilities	896,483	799,018

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common Stock par value $0.001 300,000,000 shares authorized, 2,417,569 and 920,185 shares issued and outstanding, respectively	2,418	920
Additional paid in capital	14,965,081	14,580,151
Common stock to be issued	600,000	-
Retained deficit	(16,098,391)	(15,369,988)
Total Stockholders' Equity (Deficit)	(530,892)	(788,917)
Total Liabilities and Stockholders' Equity (Deficit)	$365,591	$10,101

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Revenues	$8,185	$445,965
Sales returns and allowances	-	(19,811)
Net revenue	8,185	426,154
Costs of goods sold	-	503,946
Gross margin	8,185	(77,792)

Operating Expenses:
Compensation expense	258,515	282,711
Advertising and promotion	5,763	36,820
Professional fees	85,824	63,444
General and administrative	340,565	245,919
Total operating expenses	690,667	628,894

Loss from operations	(682,482)	(706,686)

Other Income (Expense):
Interest expense	(49,035)	(7,319)
Loss on conversion of debt	(259,739)	-
Loss on disposal of assets	-	(20,461)
Interest income	79	-
Other income	9,000	-
Gain on extinguishment of debt	253,774	20,435
Total other expense	(45,921)	(7,345)

Net Loss	$(728,403)	$(714,031)

Loss per Share, Basic & Diluted	$(0.47)	$(0.81)
Weighted Average Shares Outstanding, Basic & Diluted	1,558,363	876,682
The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional	Common
	Shares	Amount	Paid in Capital	Stock to be Issued	Accumulated Deficit	Total
Balance, December 31, 2015	876,562	$877	$13,531,561	$-	$(14,655,957)	$(1,123,519)
Forgiveness of accrued officer compensation	-	-	388,180	-	-	388,180
Forgiveness of related party loan and accounts payable	-	-	359,453	-	-	359,453
Shares issued for conversion of debt	43,623	43	300,957	-	-	301,000
Net Loss for the year ended December 31, 2016	-	-	-	-	(714,031)	(714,031)
Balance, December 31, 2016	920,185	920	14,580,151	-	(15,369,988)	(788,917)
Forgiveness of accrued officer compensation	-	-	90,020	-	-	90,020
Additional shares issued for prior debt conversion	288,600	289	259,451	-	-	259,740
Warrants issued	-	-	5,468	-	-	5,468
Shares issued for cancellation of warrants	1,208,784	1,209	(1,209)	-	-	-
Shares sold for cash	-	-	-	600,000	-	600,000
Contributed services	-	-	31,200	-	-	31,200
Net Loss for the year ended December 31, 2017	-	-	-	-	(728,403)	(728,403)
Balance, December 31, 2017	2,417,569	$2,418	$14,965,081	$600,000	$(16,098,391)	$(530,892)

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Year	$(728,403)	$(714,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	14,839
Loss on disposal of fixed assets	-	20,461
Loss on inventory	-	499,861
Gain on extinguishment of debt	(253,774)	(20,435)
Contributed services	31,200	-
Additional shares issued for prior debt conversion	259,739	-
Stock based compensation	5,468	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(4,692)	158,482
Prepaids & other assets	(36,617)	84,132
Inventory	-	4,085
Accounts payable	9,449	194,703
Product returns & allowances	-	(609,770)
Accrued expenses	120,655	318,604
Net Cash Used in Operating Activities	(596,975)	(49,069)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – related parties	283,649	115,429
Repayment of officer advance	(5,651)	(56,574)
Proceeds from the sale of common stock	600,000
Proceeds from notes payable	81,270	36,843
Payments on notes payable	(48,112)	(87,114)
Net Cash Provided by Financing Activities	911,156	8,584
Net Increase / (Decrease) in Cash	314,181	(40,485)
Cash at Beginning of Year	-	40,485
Cash at End of Year	$314,181	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of accrued salary	$90,020	$388,180
Forgiveness of related party debt and accounts payable	$-	$359,453
Stock granted for conversion of debt	$-	$301,000

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC.

(FORMERLY INSYNERGY PRODUCTS, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017 the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Company intends to focus our marketing efforts on the novel consumer products manufactured by The Starco Group.  The Starco Group is predominantly an aerosol and liquid fill private label manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage and spirits and wine.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.  We believe we are not exposed to any significant credit risk on cash. As of December 31, 2017, the Company’s cash balance exceeds the FDIC limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2017 or 2016.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017.

Property and equipment

Property and equipment are carried at the lower of cost or net realizable value. All Property and equipment with a cost of $2,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

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

For the years ended December 31, 2017 and 2016, there were no dilutive shares.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2017 and 2016 advertising costs were $5,763 and $36,820, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2017.

Recently issued accounting pronouncements

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,098,391 at December 31, 2017, had a net loss of $728,403 and net cash used in operating activities of $628,175 for the year ended December 31, 2017. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

During 2017 the Company embarked on a new strategy to ensure the Company can operate as a going concern; although there are no assurances that any of these measures will be successful. The Company has raised $600,000 in seed financing to embark on its new strategy. Management is analyzing and beginning to execute new potential growth paths.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2017	December 31, 2016
Equipment	$16,574	$35,202
Furniture	16,701	18,776
Computers & Hardware	5,187	5,187
Less: accumulated depreciation	(38,462)	(59,165)
Property and equipment, net	$-	$-

During the year ended December 31, 2016, the Company determined that it would no longer be using tooling that had been capitalized at $59,995. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0, resulting in a loss on disposal of $20,461 for the year ended December 31, 2016.

During the year ended December 31, 2017, the Company determined that it would no longer be using certain equipment that had been capitalized at $20,702. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0. There was no loss on the disposal as the assets had already been fully depreciated.

Depreciation expense

Depreciation expense for the years ended December 31, 2017 and 2016 was $0 and $14,839, respectively.

NOTE 5 – ACCOUNTS PAYABLE

A portion of the Company’s accounts payable is the result of chargebacks for product that was not sold by a former customer. The Company also has other payables that are several years old for which management is in discussion with the vendors to settle those liabilities for a lesser amount.

	December 31, 2017	December 31, 2016
Chargeback	$3,075	$3,075
Aged payables	99,145	321,502
Other vendor payables	92,242	92,810
	$194,462	$417,387

NOTE 6 – NOTES PAYABLE

As of December 31, 2016, the Company owed $21,400 on a loan payable. The loan was uncollateralized, non-interest bearing and due on demand. During the year ended December 31, 2017, the Company was able to extinguish the debt resulting in a gain on extinguish the debt of $21,400.

The Company also has two financing loans for its Director and Officer Insurance. As of December 31, 2017, the loans have a balance of $33,158 and $0, respectively. They bear interest at 3.7% and are due within one year.

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,527 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. As of December 31, 2017, the Company has accrued rent due of $13,949.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, Sanford Lang, Chairman (former CEO) advanced the Company $60,715 to pay for general operating expenses. The advances are uncollateralized, non-interest bearing and due on demand.

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

During the year ended December 31, 2017, Sanford Lang, the Company’s Chairman and former CEO, advanced the Company $289,821 to pay for general operating expenses. The advances are uncollateralized, require a monthly interest payment of $2,545 and due on demand.

During the year ended December 31, 2017, Martin Goldrod, COO forgave $21,920 of accrued salary. The amount was credited to additional paid in capital.

On December 31, 2017, the Company credited $68,100 to paid in capital for an amount due to a former employee. The amount due had exceeded the statute of limitations for requiring it to remain a liability of the company.

As December 31, 2017, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full.

During the year ended December 31, 2017, the Company recognized $8,185 of royalty revenue from The Starco Group.

NOTE 9 – STOCK WARRANTS

On August 4, 2017, the Company executed a settlement and general release agreement with Carwash, LLC. Per the terms of that agreement the Company will issue warrants to purchase common stock equal to 1.333% of the outstanding shares of common stock. The warrants will have an exercise price of $1.05 and a term of five years.  The aggregate fair value of the warrants totaled $5,468 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.35, 1.82% risk free rate, 27.47% volatility and expected life of the options of five years.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price		Weighted Average Fair Value
Outstanding, December 31, 2015	1,700,000	$6.9		$0.186
Issued	-	$-		$-
Exercised	-	$-		$-
Cancelled	-	$-		$--
Expired	-	$-	$
Outstanding, December 31, 2016	1,700,000	$6.90		$0.186

Issued	-	$-		$-
Exercised	-	$-		$-
Cancelled	(1,166,667)	$6.90		$-
Expired	(533,333)	$6.90		$-
Outstanding, December 31, 2017	-	$-		$-

Exercisable, December 31, 2017	-	$-		$-

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

On December 31, 2016, two of the Company’s creditors converted their loans totaling $299,000 of principal and $2,000 of interest into 43,623 shares of common stock. The shares were issued at $6.90. No gain or loss was recognized on the conversion.

On April 4, 2017, the Company’s Board of Directors determined it was in the best interest of the Company to issue additional shares to Paul Bershin and Alan Diamante in consideration for funds previously loaned to the Company. Accordingly, the Company issued 127,053 shares of common stock to Paul Bershin at $0.90 per share and issued 161,546 shares of common stock to Alan Diamante at $0.90 per share. As the notes have been previously converted to equity in a prior period, the stock issuance, which was valued at $259,739, was expensed and recorded as a loss on conversion of debt in the accompanying statement of operations.

On April 4, 2017, the Company received $250,000 from two of its investors for the purchase of 3,787,879 shares of common stock at $0.066 per share. As of December 31, 2017, the shares have not yet been issued; therefore, the $250,000 has been credited to a stock payable account.

On August 18, 2017, the Company received $150,000 from an investor for the purchase 2,272,727 shares of common stock at $0.066 per share. As of December 31, 2017, the shares have not yet been issued; therefore, the $150,000 has been credited to a stock payable account.

On August 25, 2017, the Company authorized the issuance of 1,208,784 shares of common stock to our CEO, Ross Sklar, in consideration for his forfeiture of warrants to purchase 1,116,667 shares of the Company’s common stock. This transaction was originally accounted for under ASC 718-20-35-8. The Company accounted for the stock issuance based on the incremental cost of the fair value over the fair value of the cancelled warrants on the date of cancellation. The aggregate fair value of the warrants cancelled totaled $855,814 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.23, 2.00% risk free rate, 31.91% volatility and expected life of the options of 8.06 years. The fair value of the shares issued was $4,351,624 based on the closing price of the stock of $0.12 on August 25, 2017, resulting in a net increase in fair value of $3,495,810 as of September 30, 2018. The Company subsequently obtained a valuation of the stock price on August 25, 2017 from a third-party valuation firm. The valuation determined that the value of the stock was $0. The Company reversed the accounting on the original entry during the fourth quarter so that no additional expense was recognized on the shares issued.

In October 2017, the Company received $200,000 from investors for the purchase of 3,030,303 shares of common stock at $0.066 per share. As of December 31, 2017, the shares have not yet been issued; therefore, the $150,000 has been credited to a stock payable account.

Refer to Note 9 for related party equity transactions.

NOTE 11 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 26% is being used due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$1,212,100	$1,691,400
Related party accrual	75,400	500
Product returns & allowance	-	-
Payroll accrual	7,800	34,300
Deferred tax liabilities:
Depreciation	(3,300)	(13,200)
Less valuation allowance	(1,292,00)	(1,713,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2017	2016
Book loss	$(189,400)	$(305,900)
Meals and entertainment	1,400	2,600
Depreciation	(1,100)	1,200
Other nondeductible expenses	44,600	7,000
Related party accruals	75,000	(900)
Accrued payroll	58,900	58,900
Valuation allowance	10,600	489,900
	$-	$-

At December 31, 2017, the Company had net operating loss carry forwards of approximately $4,662,000 that may be offset against future taxable income from the year 2017 to 2035. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On December 14, 2017, the Board approved a 1 for 30 reverse stock split. The split was approved by FINRA and effective February 20, 2018. All shares throughout these financial statements have been retroactively adjusted to reflect the reverse split.

On February 26, 2018, the Board approved the issuance of 117,282,442 to its officers and directors for services rendered at a price per share of $0.00027.

On February 26, 2018, the Board approved the issuance of 30,300,000 to various service providers at a price per share of $0.00027.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.   Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2017, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•

timely and accurate reconciliation of accounts

•

lack of an audit committee

•

complex accounting transaction expertise

•

lack of corporate documentation

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2017, management made several changes to internal control that will improve our separation of duties, accounting processes and oversight.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and named executive officers. Our bylaws require at least four directors to serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  Our executive officers are appointed by our board of directors and serve at its discretion. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position	Term of Director
Ross Sklar	42	President, CEO and Director	August 2015 until next annual meeting
Sanford Lang	72	Chairman of the Board	January 2010 until next annual meeting
Martin Goldrod	76	Director	January 2010 until next annual meeting
Rachel Boulds	48	Chief Financial Officer

Ross Sklar was appointed to fill a vacancy on our Board on August 13, 2015.  Mr. Sklar is the founder and current Chief Executive Officer of The Starco Group, located in Los Angeles, California.  On August 9, 2017 Mr. Sklar was appointed President and Chief Executive Officer of Starco Brands.  He started The Starco Group in January 2010.  The Starco Group is a diversified aerosol and liquid fill producer of private label and branded industrial and consumer products that manufactures for almost every consumer category.  For over 15 years Mr. Sklar has developed technology in industrial and consumer markets.  He holds a Bachelor’s degree in Political Science from the University of Manitoba.

Sanford Lang was a co-founder of Insynergy Products, Inc., now Starco Brands, and has served as its Chief Executive Officer from January 2010 when the Company was incorporated, to August 9, 2017; and as Chairman of its Board of Directors from January 2010 to the present.  From January 2007 to October 2009, Mr. Lang was President of Xstatic Corporation, a company involved in the development, marketing and sale of retail products designed to improve strength, balance and flexibility.  Mr. Lang was responsible for planning and implementation of all marketing for products, including the scripting and shooting of video campaigns for the Products. Mr. Lang also has approximately 30 years’ experience as an executive in the movie industry.

Martin Goldrod is a co-founder of Insynergy Products, Inc., now Starco Brands, and served as its President and Chief Operating Officer, as well as on the Board of Directors, from January 2010 when the Company was incorporated, until late 2017. From January 2010 until March 2015 he served as the Company’s Chief Financial Officer. From January 2007 to October 2009, Mr. Goldrod was Vice President of Xstatic Corporation, a company involved in the development, marketing and sale of retail products designed to improve strength, balance and flexibility.  Mr. Goldrod was responsible for accounting and budgeting for Xstatic Corporation.  Mr. Goldrod has an Associate of Arts degree from City College of San Francisco along with a certificate in Financial Planning from UCLA Extension.  For approximately 30 years Mr. Goldrod was an executive in the music industry.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2017, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar, CEO	2017 2016	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Sanford Lang, Former CEO	2017 2016	$85,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$85,000 $0
Martin Goldrod, COO	2017 2016	$15,880 $7,275	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$15,880 $7,275
Rachel Boulds, CFO	2017 2016	$8,200 $6,750	$0 $0	$ $7,925	$0 $0	$0 $0	$0 $0	$0 $0	$8,200 $6,750

(1) Amounts indicated are cash payments. Officers may have accrued unpaid salary.

Employment Agreements

We have no formal employment agreements in place at this time.

DIRECTOR COMPENSATION

The Company does not have any arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2017.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 150,000,011 shares of common stock outstanding as of March 13, 2018.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	18,268,344 (1)	12.2%
Common Stock	Martin Goldrod	2,045,417	1.4%
Common Stock	Rachel Boulds	100,833	0.0%
Common Stock	Ross Sklar	97,182,442	64.8%
	Directors and executive officers as a group (4 persons)	117,597,036	78.4%

(1) Represents 18,251,344 shares by Mr. Lang, 16,667 shares held by his spouse and 333 shares held by a child living with him.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

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

During the year ended December 31, 2017, Sanford Lang, the Company’s Chairman and former CEO, advanced the Company $289,821 to pay for general operating expenses. The advances are uncollateralized, require a monthly interest payment of $2,545 and due on demand.

During the year ended December 31, 2017, Martin Goldrod, COO forgave $21,920 of accrued salary. The amount was credited to additional paid in capital.

On December 31, 2017, the Company credited $68,100 to paid in capital for an amount due to a former employee. The amount due had exceeded the statute of limitations for requiring it to remain a liability of the company.

As December 31, 2017, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full.

During the year ended December 31, 2017, the Company recognized $8,185 of royalty revenue from The Starco Group, Inc.

On February 26, 2018, the Board approved the issuance of 117,282,442 to its officers and directors for services rendered at a price per share of $0.00027.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Haynie & Company, our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2017	2016
Audit fees	$31,000	$60,500
Audit-related fees	$-	$-
Tax fees	$2,400	$2,400
All other fees	$-	$-

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Starco Brands, Inc. are included in this report under Item 8 on pages 16 to 30.

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description

3(i)*	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(ii)*	By-laws of Starco Brands, Inc., as amended August 20, 2015 (incorporated by reference to exhibit 3(ii) Form 8-K filed August 20, 2015
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starco Brands, Inc.

By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ross Sklar Ross Sklar	Chief Executive Officer, Director	March 30, 2018
/s/ Martin Goldrod Martin Goldrod	Director and Secretary/Treasurer	March 30, 2018
/s/ Rachel Boulds Rachel Boulds	Chief Financial Officer	March 30, 2018
/s/ Sandford Lang Ross Sklar	Chairman of the Board and Director	March 30, 2018