Form 10-Q
period 2018-03-31
Starco Brands, Inc.
filed 2018-05-18
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 17, 2018, the issuer had 159,090,914 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

(FORMERLY INSYNERGY PRODUCTS, INC.)

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	4
Condensed Statements of Operations for the Three Months ended March 31, 2018 and 2017 (unaudited)	5
Condensed Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$158,472	$314,181
Accounts receivable, related party	599	4,692
Prepaid and other assets	28,445	43,218
Total Current Assets	187,516	362,091

Deposit	3,500	3,500
Total Assets	$191,016	$365,591

LIABILITIES AND STOCKHOLERS' DEFICIT
Current Liabilities:
Accounts payable	$222,576	$194,462
Other payables and accruals	276,382	276,149
Accrued compensation	30,550	30,050
Due to an officer	1,190	-
Loans payable – related party	362,664	362,664
Notes payable	13,327	33,158
Total Current Liabilities	906,689	896,483
Total Liabilities	906,689	896,483
Stockholders' Deficit:
Common Stock par value $0.001 300,000,000 shares authorized, 150,000,004 and 2,417,569 shares issued, respectively	150,000	2,418
Additional paid in capital	14,880,746	14,965,081
Common stock to be issued	600,000	600,000
Accumulated deficit	(16,346,419)	(16,098,391)
Total Stockholders' Deficit	(715,673)	(530,892)
Total Liabilities and Stockholders' Equity	$191,016	$365,591

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues, net, related party	$763	$-

Operating Expenses:
Compensation expense	86,466	66,250
Advertising and promotion	1,352	-
Professional fees	75,890	21,384
General and administrative	80,132	37,412
Total operating expenses	243,840	125,046

Loss from operations	(243,077)	(125,046)

Other Income (Expense):
Interest expense	(7,981)	(864)
Interest income	30	-
Other income	3,000	-
Total other expense	(4,951)	(864)

Loss before provision for income taxes	(248,028)	(125,910)
Provision for income taxes	-	-

Net Loss	$(248,028)	$(125,910)

Loss per Share, basic & diluted	$(0.00)	$(0.14)
Weighted Average Shares Outstanding, basic & diluted	56,531,124	920,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. (FORMERLY INSYNERGY PRODUCTS, INC.) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(248,028)	$(125,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,181	-
Stock based compensation – related party	31,666	-
Contributed services	23,400	-
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	4,093	-
Prepaids & other assets	14,773	(35)
Accounts payable	22,420	(1,485)
Accrued expenses	7,617	65,938
Net Cash Used in Operating Activities	(135,878)	(61,492)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	2,000	92,988
Repayment of advances from a related party	(2,000)	(27,282)
Payments on notes payable	(19,831)	-
Net Cash Used by Financing Activities	(19,831)	(65,706)

Net Increase (Decrease) in Cash	(155,709)	4,214
Cash at Beginning of Period	314,181	-
Cash at End of Period	$158,472	$4,214

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

(FORMERLY INSYNERGY PRODUCTS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017 the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Company intends to focus our marketing efforts on the novel consumer products manufactured by The Starco Group.  The Starco Group is predominantly an aerosol and liquid fill private label manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage and spirits and wine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

Beginning January 1, 2018, the Company implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,346,419 at March 31, 2018, had a net loss of $248,028 and net cash used in operating activities of $135,878 for the three months ended March 31, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

	March 31, 2018	December 31, 2017
Chargeback	$3,075	$3,075
Aged payables	99,145	99,145
Other vendor payables	120,356	92,242
	$222,576	$194,462

NOTE 5 – NOTES PAYABLE

The Company has two financing loans for its Director and Officer Insurance. As of March 31, 2018, and December 31, 2017 the loans have a balance of $13,327 and $33,158, respectively. The loans bear interest at 3.7% and are due within one year.

NOTE 6 – COMMITMENTS & CONTIGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,527 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. As of March 31, 2018, and December 31, 2017, the Company has accrued rent due of $15,891 and $13,949, respectively.

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

On February 26, 2018, the Board approved the issuance of 117,282,442 shares of common stock to its officers and directors for services rendered at a price per share of $0.00027 for total non-cash expense of $31,666.

As of March 31, 2018, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full.

During the three months ended March 31, 2018, the Company recognized $763 of royalty revenue and had a $599 receivable from The Starco Group

During the three months ended March 31, 2018, the Company’s Chairman advanced the Company $2,000 to pay for an operating expense. The advance was repaid by March 31, 2018.

As of March 31, 2018, the Company owed $1,190 to two directors for expense reimbursement.

NOTE 8 – COMMON STOCK

On April 4, 2017, the Company received $250,000 from two of its investors for the purchase of 3,787,879 shares of common stock at $0.066 per share. As of March 31, 2018, the shares have not yet been issued; therefore, the $250,000 has been credited to a stock payable account.

On August 18, 2017, the Company received $150,000 from an investor for the purchase of 2,272,727 shares of common stock at $0.066 per share. As of March 31, 2018, the shares have not yet been issued; therefore, the $150,000 has been credited to a stock payable account.

On August 25, 2017, the Company authorized the issuance of 1,208,784 shares of common stock to our CEO, Ross Sklar, in consideration for his forfeiture of warrants to purchase 1,116,667 shares of the Company’s common stock. This transaction was originally accounted for under ASC 718-20-35-8. The Company accounted for the stock issuance based on the incremental cost of the fair value over the fair value of the cancelled warrants on the date of cancellation. The aggregate fair value of the warrants cancelled totaled $855,814 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.23, 2.00% risk free rate, 31.91% volatility and expected life of the options of 8.06 years. The fair value of the shares issued was $4,351,624 based on the closing price of the stock of $0.12 on August 25, 2017, resulting in a net increase in fair value of $3,495,810 as of September 30, 2017. The Company subsequently obtained a valuation of the stock price on August 25, 2017 from a third-party valuation firm. The valuation determined that the value of the stock was $0. The Company reversed the accounting on the original entry during the fourth quarter of 2017 so that no additional expense was recognized on the shares issued.

In October 2017, the Company received $200,000 from investors for the purchase of 3,030,303 shares of common stock at $0.066 per share. As of March 31, 2018, the shares have not yet been issued; therefore, the $150,000 has been credited to a stock payable account.

On February 26, 2018, the Board of Directors of Starco Brands, Inc. approved the issuance of an aggregate of 30,300,000 post-reverse shares of common stock to 16 third parties in consideration for services valued at $8,181.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	1,700,000	$6.90	$0.186
Issued	2,000,000	$1.05	$5
Exercised	-	$-	$-
Cancelled	(1,166,667)	$6.90	$-
Expired	(533,333)	$6.90	$-
Outstanding, December 31, 2017	2,000,000	$1.05	$5
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2018	2,000,000	$1.05	$5

Exercisable, March 31, 2018	-	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

On April 3, 2018, the Board approved the issuance of warrants to purchase 2,000,000 shares of common stock pursuant to the terms of the settlement and general release agreement with Carwash, LLC (Note 9).

Subsequent to March 31, 2018, the company issued 9,090,910 shares of common stock to four investors for the $600,000 previously received and credited to common stock to be issued.

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

Executive Overview

In 2016, Starco Brands, Inc. (“the Company”), abandoned the business plan of marketing consumer products through television distributed infomercials.  In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers.  Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 24 months.

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

The Breathe line is currently on shelves in all Wegmans stores.  The Company has begun to implement an online sales strategy and Breathe is now available on Amazon. The Company is now executing a national sales program with the Breathe Multi-Purpose Cleaner sold to Walmart. It's now on shelves at approximately 700 Walmart stores across the United States. Breathe is currently being presented to many national retailers in the United States and the prospects of landing more is strong.

To secure assistance with marketing and logistics for our products, Beathe is being marketed and distributed by United Natural Foods, Inc. (“UNFI”), an $8 billion dollar distributor. UNFI has access to over 15,000 retail stores that the Company plans to access over the next 36 months. The Breathe product started out with one UNFI distribution center and due to its early success an additional 5 warehouses where retailers in close proximity to these warehouses, can purchase the products. Through this effort Breathe is sold in approximately another 300 stores.

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

Results of Operation for the Three Months Ended March 31, 2018 and 2017

Revenue

For the three months ended March 31, 2018 and 2017 the Company had Breathe product royalty revenue of $763 and $0, respectively. Revenues under the new business model did not begin until the second half of 2017.

Operating Expenses

For the three months ended March 31, 2018, the Company incurred compensation expense of $86,466 compared to $66,250 for the three months ended March 31, 2017; an increase of $20,216, or 30.5%. During the current period we incurred $23,400 of contributed services (credited to paid in capital) for services provided by our CEO. We also incurred non-cash expense of $31,666 for 117,282,442 shares issued to officers and directors.

For the three months ended March 31, 2018, the Company incurred $1,352 in advertising and promotional expense as compared to $0 for three months ended March 31, 2017. The increase is due to the start of our new strategic marketing plan.

For the three months ended March 31, 2018, the Company incurred $75,890 in professional fees compared to $21,384 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our periodic reports and other filings as a public company. The increase is primarily due to additional legal expense.

For the three months ended March 31, 2018, the Company incurred $80,132 in general and administrative expense as compared to $37,412 for the same period in the prior year; an increase of $42,720, or 114.2%. The increase is due to additional expenses related to our change in management, financing and our new business plan. We incurred $13,212 of licensing and fees expense, additional director costs of $20,400, and insurance costs of $16,272.

Other Income and Expense

For the three months ended March 31, 2018 we had total other expense of $4,951 compared to $864 for the same period in the prior year. For the three months ended March 31, 2018, the Company recorded interest income of $30 and other income from subleasing its office space of $3,000. This was offset by interest expense of $7,981. In the prior year we had interest expense of $864.

Net Loss

For the three months ended March 31, 2018, we realized a net loss of $248,028 as compared to $125,910 for the same period in the prior year. The increase is mainly due to the stock compensation expense and increased general and administrative expenses as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,346,419 at March 31, 2018, had a net loss of $248,028 and net cash used in operating activities of $135,878 for the three months ended March 31, 2018.

Net cash used by financing activities for the three months ended March 31, 2018 was $19,831 compared to $65,706 used for the three months ended March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2018.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2018, the Board of Directors of Starco Brands, Inc. approved the issuance of an aggregate of 30,300,000 post-reverse shares of common stock to 16 third parties in consideration for services valued at $8,181.

On February 26, 2018, the Board of Directors also approved the issuance of an aggregate of 117,282,442 post-reverse shares of common stock to our directors and officers in consideration for services valued at $31,666.  The Company issued 97,182,442 post-reverse shares to Ross Sklar, our President and Chief Executive Officer; 18,000,000 post-reverse shares to Sanford Lang; Chairman of the Board; 2,000,000 post-reverse shares to Martin Goldrod, Secretary/Treasurer and 100,000 post-reverse shares to Rachel Boulds, Chief Financial Officer.

On April 3, 2018, the Board approved the issuance of warrants to purchase 2,000,000 shares of common stock pursuant to the terms of the settlement and general release agreement with Carwash, LLC. The warrants will have an exercise price of $1.05 and a term of five years.

On April 3, 2018, the Company issued 9,090,911 shares of common stock, valued at $0.066 per share, to four investors in consideration for $600,000.

All shares were or will be privately issued with a restrictive legend in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

Exhibit No.	Description

3(i)*	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(i)2*	Amendment to Articles of Incorporation, dated September 7, 2017
3(ii)*	By-laws of Starco Brands, Inc., as amended August 20, 2015 (incorporated by reference to exhibit 3(ii) Form 8-K filed August 20, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: May 18, 2018	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer