Form 10-Q
period 2018-06-30
Starco Brands, Inc.
filed 2018-08-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 3, 2018, the issuer had 159,090,914 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited)	4
Condensed Statements of Operations for the Three and Six Months ended June 30, 2018 and 2017 (unaudited)	5
Condensed Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$46,300	$314,181
Accounts receivable, related party	39,717	4,692
Prepaid and other assets	11,991	43,218
Total Current Assets	98,008	362,091

Deposit	3,500	3,500
Total Assets	$101,508	$365,591

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$229,844	$194,462
Other payables and accruals	250,214	276,149
Accrued compensation	57,683	30,050
Due to an officer	289,821	-
Loans payable – related party	72,843	362,664
Notes payable	-	33,158
Total Current Liabilities	900,405	896,483
Total Liabilities	900,405	896,483
Stockholders' Deficit:
Common Stock par value $0.001 300,000,000 shares authorized, 159,090,914 and 2,417,569 shares issued and outstanding, respectively	159,091	2,418
Additional paid in capital	15,495,055	14,965,081
Common stock to be issued	-	600,000
Accumulated deficit	(16,453,043)	(16,098,391)
Total Stockholders' Deficit	(798,897)	(530,892)
Total Liabilities and Stockholders' Deficit	$101,508	$365,591

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net, related party	$39,716	$-	$40,479	$-

Operating Expenses:
Compensation expense	61,698	64,750	148,164	131,000
Advertising and promotion	18,198	-	19,550	-
Professional fees	13,239	9,912	89,129	31,296
General and administrative	48,291	28,027	128,423	65,439
Total operating expenses	141,426	102,689	385,266	227,735

Loss from operations	(101,710)	(102,689)	(344,787)	(227,735)

Other Income (Expense):
Interest expense	(7,927)	(934)	(15,908)	(1,798)
Interest income	13	-	43	-
Other income	3,000		6,000
Loss on conversion of debt	-	(259,739)	-	(259,739)
Total other expense	(4,914)	(260,673)	(9,865)	(261,537)

Loss before provision for income taxes	(106,624)	(363,362)	(354,652)	(489,272)
Provision for income taxes	-	-	-	-

Net Loss	$(106,624)	$(363,362)	$(354,652)	$(489,272)

Loss per share, basic and diluted	$(0.00)	$(0.30)	$(0.00)	$(0.46)
Weighted average shares outstanding, basic and diluted	157,925,413	1,196,099	107,508,363	1,058,904

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(354,652)	$(489,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,181	-
Stock based compensation – related party	31,666	-
Contributed services	46,800	-
Additional shares issued for prior debt conversion	-	259,739
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(35,025)	-
Prepaids & other assets	31,227	(15,690)
Accounts payable	32,535	4,057
Accrued expenses	4,545	128,754
Net Cash Used in Operating Activities	(234,723)	(112,412)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	2,000	154,248
Repayment of advances from a related party	(2,000)	(42,537)
Proceeds from the sale of common stock	-	250,000
Proceeds from notes payable	-	21,966
Payments on notes payable	(33,158)	(1,966)
Net Cash Provided (Used) by Financing Activities	(33,158)	381,711

Net Increase (Decrease) in Cash	(267,881)	269,299
Cash at Beginning of Period	314,181	-
Cash at End of Period	$46,300	$269,299

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery. The Company recognizes revenue from its royalty agreements with The Starco Group, Inc. (“TSG”). Revenue is only recognized after TSG receives payment on applicable product sales for which the Company is to receive a royalty.

Reclassificationss

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2018.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,453,043 at June 30, 2018, had a net loss of $354,652 and net cash used in operating activities of $234,723 for the six months ended June 30, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

	June 30, 2018	December 31, 2017
Chargeback	$3,075	$3,075
Aged payables	99,145	99,145
Other vendor payables	127,624	92,242
	$229,844	$194,462

NOTE 5 – NOTES PAYABLE

The Company has two financing loans for its Director and Officer Insurance. As of June 30, 2018, and December 31, 2017 the loans have a balance of $0 and $33,158, respectively. The loans bear interest at 3.7% and are due within one year.

NOTE 6 – COMMITMENTS & CONTIGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,527 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. As of June 30, 2018, and December 31, 2017, the Company has accrued rent due of $17,833 and $13,949, respectively.

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

As of June 30, 2018, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full.

During the six months ended June 30, 2018, the Company recognized $40,479 of royalty revenue and had a $39,717 receivable from The Starco Group.

During the six months ended June 30, 2018, the Company’s Chairman advanced the Company $2,000 to pay for an operating expense. The advance was repaid by March 31, 2018.

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

In April 2018, the company issued 9,090,910 shares of common stock to four investors for the $600,000 previously received and credited to common stock to be issued.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	1,700,000	$6.90	$0.186
Issued	2,000,000	$1.05	$5
Exercised	-	$-	$-
Cancelled	(1,166,667)	$6.90	$-

Expired	(533,333)	$6.90	$-
Outstanding, December 31, 2017	2,000,000	$1.05	$5
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2018	2,000,000	$1.05	$5

Exercisable, June 30, 2018	-	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

The Breathe line is currently on shelves in all Wegmans stores.  The Company has begun to implement an online sales strategy and Breathe is now available on Amazon. The Company is now executing a national sales program sold with the Breathe Multi-Purpose Cleaner sold to Walmart.  It’s now on shelves at approximately 700 Walmart stores across the United States.  Breathe is currently being presented to many national retailers in the United States and the prospects of landing more is strong.

To secure assistance with marketing and logistics for our products, Breathe is being marketed and distributed by United Natural Foods, Inc. (“UNFI”), an $8 billion dollar distributor. UNFI has access to over 15,000 retail stores that the Company plans to access over the next 36 months. The Breathe product started out with one UNFI distribution center and due to its early success an additional 5 warehouses where retailers in close proximity to these warehouses, can purchase the products.  Through this effort Breathe is sold in approximately another 600 stores.

The Company also launched their first product in personal care, Honu Sunscreen, which was launched in 1,700 Walmart stores on July 10, 2018. Honu is a reef friendly and family safe SPF 50 with 80 minutes of water resistance that comes with a patented spray wand to spray all your hard to reach spots. The Spray Wand is patented and owned by a third party. Honu is an sun screen spray that will lead the Company to offering other personal care items under this brand.

The Company also signed a co-brand deal with Walmart for their Breathe product line. Parents Choice, a brand owned by Walmart wanted to launch a Nursery Room multipurpose cleaner. The Company allowed Walmart to private label the Breathe Multi-purpose cleaner Parents Choice as long as the Company's BreatheSafe Technology logo was displayed on the front of the can, with proper legal disclosure of trademark ownership on the back on the can. This resulted in this product being offered puts in approximately 1,500 stores, which launched August 15, 2018.

In addition, the Company plans to launch other products in air care, food, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.

The Company established a series of seed financing rounds in 2017 to raise capital through the issuance and sale of the Company’s common stock and has a positive outlook on receiving revenues over the course of the next 36 months. We currently have no plans for a public offering of our stock and such stock sales will likely be exempt from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933. The Company started its Seed financing on August 18, 2017 and closed it by October 25, 2017, raising a total of $600,000. The Company may engage in subsequent funding rounds later in 2018. Our intent is to use most of the capital raised for sales, marketing and compliance.

The Company’s ultimate goal is to become a leading supplier in the consumer marketplace through the introduction of innovative and unique products and brands whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2018, 2019 and 2020.

Results of Operation for the Three Months Ended June 30, 2018 and 2017

Revenue

For the three months ended June 30, 2018 and 2017 the Company had product royalty revenue of $39,716 and $0, respectively. Revenues under the new business model did not begin until the second half of 2017.

Operating Expenses

For the three months ended June 30, 2018, the Company incurred compensation expense of $61,698 compared to $64,750 for the three months ended June 30, 2017; a decrease of $3,052, or 4.7%. Compensation expense decreased slightly due to a lower monthly expense for one of our officers.

For the three months ended June 30, 2018, the Company incurred $18,198 in advertising and promotional expense as compared to $0 for three months ended June 30, 2017. The increase is due to the start of our new strategic marketing plan.

For the three months ended June 30, 2018, the Company incurred $13,239 in professional fees compared to $9,912 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our periodic reports and other filings as a public company. The increase is primarily due to additional legal expense.

For the three months ended June 30, 2018, the Company incurred $48,291 in general and administrative expense as compared to $28,027 for the same period in the prior year; an increase of $20,264, or 72.35%. The increase is due to additional expenses related to our change in management, financing and our new business plan.

Other Income and Expense

For the three months ended June 30, 2018 we had total other expense of $4,914 compared to $260,673 for the same period in the prior year. For the three months ended June 30, 2018, the Company recorded interest income of $13 and other income from subleasing its office space of $3,000. This was offset by interest expense of $7,927. In the prior year we had interest expense of $934 and a loss on conversion of debt of 259,739.

Net Loss

For the three months ended June 30, 2018, we realized a net loss of $106,624 as compared to $363,362 for the same period in the prior year. The decrease is mainly due to the loss on conversion of debt in the prior year as discussed above.

Results of Operation for the Six Months Ended June 30, 2018 and 2017

Revenues

For the six months ended June 30, 2018 the Company recorded revenue of $40,479, compared no revenue for the six months ended June 30, 2017.

Operating Expenses

For the six months ended June 30, 2018, the Company incurred compensation expense of $148,164 compared to $131,000 for the six months ended June 30, 2017; an increase of $17,164, or 13.1%. During the current period we incurred non-cash expense of $31,666 for 117,282,442 shares issued to officers and directors.

For the six months ended June 30, 2018, the Company incurred $19,550 in advertising and promotional expense as compared to $0 for six months ended June 30, 2017. The increase is due to the start of our new strategic marketing plan.

For the six months ended June 30, 2018, the Company incurred $89,129 in professional fees compared to $31,296 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The increase is due to increased legal fees.

For the six months ended June 30, 2018, the Company incurred $128,423 in general and administrative expense as compared to $65,439 for the same period in the prior year; an increase of $62,984, or 96.2%. The increase is in conjunction with our increased business activities as we pursue new restructuring.

Other Income and Expense

For the six months ended June 30, 2018 we had total other expense from interest of $9,865 compared to $261,537 for the same period in the prior year. For the six months ended June 30, 2018, the Company recorded interest expense of $15,908, interest income of $43 and other income from subleasing its office space of $6,000. In the prior period there was interest expense of $1,798 and a loss on conversion of debt of $259,739.

Net Loss

For the six months ended June 30, 2018 we realized a net loss of $354,652 as compared to $489,272 for the same period in the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,453,043 at June 30, 2018, had a net loss of $354,652 and net cash used in operating activities of $234,723 for the six months ended June 30, 2018.

Net cash used by financing activities for the six months ended June 30, 2018 was $33,159 compared to $381,711 provided by financing activities for the six months ended June 30, 2017.

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

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2018.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2018, the Company issued 9,090,910 shares of common stock to four investors for the $600,000 previously received during 2017 and credited to common stock to be issued.

All shares were or will be privately issued with a restrictive legend in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation, as amended August 13, 2015 (Incorporated by reference to exhibit 3(ii) to Form 8-K, filed August 20, 2015)
3(i)2	Amendment to Articles of Incorporation, dated September 7, 2017
3(ii)	Bylaws of Starco Brands, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: August 14, 2018	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer