Form 10-Q
period 2018-09-30
Starco Brands, Inc.
filed 2018-11-09
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 30, 2018, the issuer had 159,090,914 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	4
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017 (unaudited)	5
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$9,671	$314,181
Accounts receivable, related party	22,914	4,692
Prepaid and other assets	37,555	43,218
Total Current Assets	70,140	362,091

Deposit	3,500	3,500
Total Assets	$73,640	$365,591

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$228,266	$194,462
Other payables and accruals	281,090	276,149
Accrued compensation	35,850	30,050
Loans payable – related party	364,664	362,664
Notes payable	33,186	33,158
Total Current Liabilities	943,056	896,483
Total Liabilities	943,056	896,483
Stockholders' Deficit:
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 2,417,569 shares issued and outstanding, respectively	159,091	2,418
Additional paid in capital	15,518,455	14,965,081
Common stock to be issued	-	600,000
Accumulated deficit	(16,546,962)	(16,098,391)
Total Stockholders' Deficit	(869,416)	(530,892)
Total Liabilities and Stockholders' Deficit	$73,640	$365,591

The accompanying notes are an integral part of these unaudited condensed financial statements.

<

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net, related party	$36,582	$3,027	$77,061	$3,027

Operating Expenses:
Compensation expense	57,035	19,497	173,533	150,497
Officer stock compensation	-	3,495,810	31,666	3,495,810
Advertising and promotion	2,972	6,987	22,522	6,987
Professional fees	6,161	25,940	95,290	57,236
General and administrative	61,725	158,795	190,148	224,234
Total operating expenses	127,893	3,707,029	513,159	3,934,764

Loss from operations	(91,311)	(3,704,002)	(436,098)	(3,931,737)

Other Income (Expense):
Interest expense	(7,862)	(33,641)	(23,770)	(35,439)
Loss on conversion of debt	-	-	-	(259,739)
Interest income	4	37	47	37
Other income	5,250	6,000	11,250	6,000
Gain on extinguishment of debt	-	221,757	-	221,757
Total other income (expense)	(2,608)	194,153	(12,473)	(67,384)

Loss before provision for income taxes	(93,919)	(3,509,849)	(448,571)	(3,999,121)
Provision for income taxes	-	-	-	-

Net Loss	$(93,919)	$(3,509,849)	$(448,571)	$(3,999,121)

Loss per share, basic and diluted	$(0.00)	$(0.08)	$(0.00)	$(0.11)
Weighted average shares outstanding, basic and diluted	159,090,914	41,795,643	124,891,494	38,064,406

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (448,571)	$ (3,999,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,181	5,469
Stock based compensation – related party	31,666	3,495,810
Contributed services	70,200	-
Gain on extinguishment of debt	-	(221,757)
Additional shares issued for prior debt conversion	-	259,739
Financing costs for related party note	-	25,000
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(18,222)	(3,027)
Prepaids & other assets	5,663	(53,251)
Accounts payable	30,956	(2,135)
Accrued expenses	13,589	142,862
Net Cash Used in Operating Activities	(306,538)	(350,411)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	4,000	178,070
Repayment of advances from a related party	(2,000)	(5,671)
Proceeds from the sale of common stock	-	400,000
Proceeds from notes payable	36,400	81,270
Payments on notes payable	(36,372)	(28,471)
Net Cash Provided by Financing Activities	2,028	625,198

Net Increase (Decrease) in Cash	(304,510)	274,787
Cash at Beginning of Period	314,181	-
Cash at End of Period	$ 9,671	$ 274,787

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental non-cash disclosure:
Wages payable contributed to paid in capital	$ -	$ 44,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2018

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2018.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company is also evaluating the potential impact of new standards that have been issued but are not yet effective.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,546,962 at September 30, 2018, had a net loss of $448,571 and net cash used in operating activities of $306,538 for the nine months ended September 30, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

	September 30, 2018	December 31, 2017
Chargeback	$3,075	$3,075
Aged payables	99,145	99,145
Other vendor payables	126,046	92,242
	$228,266	$194,462

NOTE 5 – NOTES PAYABLE

The Company had two financing loans for its Director and Officer Insurance, both of which expired in the third quarter and were replaced with a new single loan.  As of September 30, 2018, and December 31, 2017 the loan(s) had a balance of $33,186 and $33,158, respectively. The new loan bears interest at 6.97% and is due within one year.

NOTE 6 – COMMITMENTS & CONTIGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,527 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. As of September 30, 2018, and December 31, 2017, the Company has accrued rent due of $17,526 and $13,949, respectively.

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

As of September 30, 2018, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full.

During the nine months ended September 30, 2018, the Company recognized $77,061 of royalty revenue and had a $22,914 receivable from The Starco Group.

During the nine months ended September 30, 2018, the Company’s Chairman advanced the Company $4,000 to pay for an operating expense. During the nine months ended September 30, 2018, $2,000 of the advance was repaid.

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

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	1,700,000	$6.90	$0.186
Issued	2,000,000	$1.05	$5
Exercised	-	$-	$-
Cancelled	(1,166,667)	$6.90	$-
Expired	(533,333)	$6.90	$-
Outstanding, December 31, 2017	2,000,000	$1.05	$5
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2018	2,000,000	$1.05	$5

Exercisable, September 30, 2018	-	$-	$-

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

Executive Overview

In 2016, before the Company restructured into Starco Brands, Inc. (“the Company”), it abandoned the business plan of marketing consumer products through television distributed infomercials.  In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers. Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 24 months.

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

The Breathe line is currently on shelves in all Wegmans stores.  The Company has begun to implement an online sales strategy and Breathe is now available on Amazon. The Company is now executing a national sales program sold with the Breathe Multi-Purpose Cleaner sold to Walmart.  It’s now on shelves at approximately 1,400 Walmart stores across the United States.  Breathe is currently being presented to many national retailers in the United States and the prospects of landing more is strong.

To secure assistance with marketing and logistics for our products, Breathe is being marketed and distributed by United Natural Foods, Inc. (“UNFI”), an $8 billion dollar distributor. UNFI has access to over 15,000 retail stores that the Company plans to access over the next 36 months. The Breathe product started out with one UNFI distribution center and due to its early success an additional 5 warehouses where retailers in close proximity to these warehouses, can purchase the products.  Through this effort Breathe is sold in approximately another 400 stores.

The Company also launched their first product in personal care Honu Sunscreen was launched in 1,700 Walmart stores on July 10, 2018.  Honu is a reef friendly and family safe SPF 50 with 80 minutes of water resistance that comes with a patented spray wand to spray all your hard to reach spots.  The Spray Wand is patented and owned by a third party. Honu is a sun screen spray that management anticipates will lead the Company to offering other personal care items under this brand. The Company is expecting to extend the Honu line by 2020.

The Company landed a co-brand deal with Walmart for their Breathe product line.  Parents Choice, a brand owned by Walmart wanted to launch a Nursery Room multipurpose cleaner.  The Company allowed Walmart to private label the Breathe Multi-purpose cleaner Parents Choice as long as the Company’s BreatheSafe Technology logo was displayed on the front of the can, with proper legal disclosure of trademark ownership on the back on the can. This resulted in this product being offered in approximately 1,400 stores, which launched August 15, 2018.

In addition, the Company plans to launch other products in air care, food, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.

The Company established a series of seed financing rounds in 2017 to raise capital through the issuance and sale of the Company’s common stock. The Company started its seed financing on August 18, 2017 and closed it by October 25, 2017, raising a total of $600,000.  The Company also  has a positive outlook on receiving royalty revenues over the course of the next 36 months. We may need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.

The Company’s ultimate goal is to become a leading brand owner and marketer in the consumer marketplace through the introduction of innovative and unique products and brands whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2018, 2019 and 2020.

Results of Operation for the Three Months Ended September 30, 2018 and 2017

Revenue

For the three months ended September 30, 2018 and 2017 the Company had product royalty revenue of $36,582 and $3,027, respectively. Revenues under the new business model did not begin until the second half of 2017.

Operating Expenses

For the three months ended September 30, 2018, the Company incurred compensation expense of $57,035 compared to $19,497 for the three months ended September 30, 2017; an increase of $37,538. Compensation expense increased slightly due to the combination of an increase in expense for the contributed services of the CEO and a lower monthly expense for one of our other officers. In addition, during the current and prior periods we incurred non-cash expense of $0 and $3,495,810, respectively, for shares issued to officers and directors.

For the three months ended September 30, 2018, the Company incurred $2,972 in advertising and promotional expense as compared to $6,987 for three months ended September 30, 2017. The decrease is due the conservative use of available funds.

For the three months ended September 30, 2018, the Company incurred $6,161 in professional fees compared to $25,940 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our periodic reports and other filings as a public company. The decrease is primarily due to decreased legal expense in the third quarter.

For the three months ended September 30, 2018, the Company incurred $61,725 in general and administrative expense as compared to $158,795 for the same period in the prior year; a decrease of $97,070, or 61.1%. The decrease is due a decrease in branding and licensing expense.

Other Income and Expense

For the three months ended September 30, 2018 we had total other expense of $2,608 compared to total other income of $194,153 for the same period in the prior year. For the three months ended September 30, 2018, the Company recorded interest income of $4 and other income from subleasing its office space of $5,250. This was offset by interest expense of $7,862. In the prior year the Company recorded interest income of $37, other income from sub leasing its office space of $6,000 and a gain on extinguishment of debt of $221,757. This was offset by interest expense of $33,641.

Net Loss

For the three months ended September 30, 2018, we realized a net loss of $93,919 as compared to $3,509,849 for the same period in the prior year. The decrease is mainly due to the decrease of officer stock compensation in the current year.

Results of Operation for the Nine Months Ended September 30, 2018 and 2017

Revenues

For the nine months ended September 30, 2018 the Company recorded revenue of $77,061, compared to $3,027 in revenue for the nine months ended September 30, 2017.

Operating Expenses

For the nine months ended September 30, 2018, the Company incurred compensation expense of $173,533 compared to $150,497 for the nine months ended September 30, 2017; an increase of $23,036, or 15.3%. Compensation expense increased slightly due to the combination of an increase in expense for contributed services of the CEO and a lower monthly expense for one of our other officers. In addition, during the current and prior periods we incurred non-cash expense of $31,666 and $3,495,810, respectively, for shares issued to officers and directors.

For the nine months ended September 30, 2018, the Company incurred $22,522 in advertising and promotional expense as compared to $6,987 for nine months ended September 30, 2017. The increase is due to the start of our new strategic marketing plan.

For the nine months ended September 30, 2018, the Company incurred $95,290 in professional fees compared to $57,236 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The increase is due to increased legal fees earlier in the year.

For the nine months ended September 30, 2018, the Company incurred $190,148 in general and administrative expense as compared to $224,234 for the same period in the prior year; a decrease of $34,086, or 15.2%. The decrease is due a decrease in branding and licensing expense.

Other Income and Expense

For the nine months ended September 30, 2018 we had total other expense of $12,473 compared to $67,384 for the same period in the prior year. For the nine months ended September 30, 2018, the Company recorded interest expense of $23,770, interest income of $47 and other income from subleasing its office space of $11,250. In the prior period the Company recorded interest income of $37, other income from sub leasing its office space of $6,000 and a gain on extinguishment of debt of $221,757. This was offset by interest expense of $35,439 and a loss on conversion of debt of $259,739.

Net Loss

For the nine months ended September 30, 2018 we realized a net loss of $448,571 as compared to $3,999,121 for the same period in the prior year. The decrease is mainly due to the decrease of officer stock compensation in the current year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,546,962 at September 30, 2018, had a net loss of $448,571 and net cash used in operating activities of $306,538 for the nine months ended September 30, 2018.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,028 compared to $625,198 provided by financing activities for the nine months ended September 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2018.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

STARCO BRANDS, INC.

Dated: November 9, 2018	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
By: /s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 31.1

CHIEF EXECUTIVE OFFICER

I, Ross Sklar, hereby certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Starco Brands, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 9, 2018	/s/Ross Sklar Ross Sklar Chief Executive Officer

Exhibit 31.2

CHIEF FINANCIAL OFFICER

I, Rachel Boulds, hereby certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Starco Brands, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 9, 2018	/s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending September 30, 2018 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2018	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: November 9, 2018	/s/Rachel Boulds Rachel Boulds Chief Financial Officer