Form 10-K
period 2018-12-31
Starco Brands, Inc.
filed 2019-04-01
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ X ]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

The aggregate market value of the 46,193,294 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($2.90) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 29, 2018) was approximately $133,960,553.

At March 28, 2018, there were 159,090,914 shares of the registrant’s common stock outstanding.

PART I

Item 1.  BUSINESS

Our Business

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010. On September 7, 2017 the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The companies pivoted to commercializing novel consumer products manufactured by The Starco Group.  The Starco Group is predominantly an aerosol and liquid fill private label manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage and spirits and wine.

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

Starco Brands, Inc. is a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with The Starco Group provided Starco Brands with exclusive royalty-free rights to a body of products in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

The Company has conducted extensive research and has identified specific channels to penetrate with its new portfolio of novel technologies. The Company has begun to execute this vision and has launched the first product line called ‘Breathe ™’, through our manufacturing partner, The Starco Group. The Company has applied for a registered trademark for Breathe with the United States Patent and Trade Office. Breathe is an environmentally-friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program for 2018, a tremendous honor.

The Breathe line is currently on shelves in all Wegmans stores, almost 1,000 Walmart stores, almost 300 stores serviced through UNFI and is currently shipping its first load in to all Menards and all Home Depots. The Company executed a deal with Centeral Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution to Home Depot and are currently presenting to others that are considered to be competitive players to Home Depot. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States and the prospects of landing more is strong.

The Company also launched their first product in personal care, Honu Sunscreen was launched in 1,700 Walmart stores in 2018 with increased sales expected in 2019. Honu is a reef friendly and family safe SPF 50 with 80 minutes of water resistance that comes with a patented spray wand to spray all your hard to reach spots.  The Spray Wand is patented and owned by a third party. Honu is a sun screen spray that management anticipates will lead the Company to offering other personal care items under this brand. Honu won Product of Year for skin care, which is the largest consumer voted award for product innovation. Product of the Year is voted on by 40,000 consumers.  www.productoftheyearusa.com. The Company is expecting to extend the Honu line by 2020.

The Company also became the marketer of record for Betterbilts Kleen Out branded drain opener and for the Winona Popcorn Spray.  Both products are available in all Walmart stores. The Company is being paid a royalty stream for its role.  Through the Company’s relationship with its marketing partner Deutsch Marketing, the Company is launching a new label in April 2019 for Winona Popcorn Spray throughout all Walmart stores.

In addition, the Company plans to launch other products in air care, food, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.

The Company established a seed financing round in 2017 to raise capital through the issuance and sale of the Company’s common stock. The Company started its seed financing on August 18, 2017 and closed it by October 25, 2017, raising a total of $600,000.  The Company has a positive outlook on receiving royalty revenues that have progressively grown since the commercialization of our first product. We may need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2019 and beyond.

Employees

The Company currently has no full-time employees but uses independent contractors on an as needed basis.

Additional Information

For more information please visit our website at www.starcobrands.com.

Item 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2.  PROPERTIES

Our principal offices are located at 250 26th Street, Suite 200, Santa Monica, California, 90402. We also rent space at 2501 West Burbank Blvd, Suite 201, Burbank, California, 91505. In December 2015, the Company entered into a three-year lease, starting January 1, 2016, with Burbank Properties, L.P. for 1,957 square feet of office space.  Current monthly lease payments are $3,648 with yearly increases during the term of the lease. The lease also provides an option to extend the lease for an additional three years upon expiration of the current lease term. The lease may be terminated with a 10-day written notice from the landlord for violation of the lease terms.  The Company considers the space to be adequate for the next several years.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Markets Group OTCQB tier under the symbol “STCB.” Any o ver-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

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

Holders

As of March 25, 2019, we had 151 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2018.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

For the year ended December 31, 2018 the Company recorded revenue of $126,162 compared to $8,185 for the year ended December 31, 2017. Revenues are from our licensing agreements with The Starco Group, Inc, for various products. The increase in the current year is due to an increase in the number of products licensed as well as an increase in the quantity sold for those products.

Operating Expenses

For the year ended December 31, 2018, compensation expense decreased $37,799, or 14.6% to $220,716 compared to $258,515 for the year ended December 31, 2017. In the current year our officers agreed to take a lower monthly salary to conserve the Company’s available cash.

For the year ended December 31, 2018, the Company incurred $103,842 in professional fees compared to $85,824 in the prior year, an increase of $18,018, or 20.9%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in audit and legal fees.

For the year ended December 31, 2018, the Company incurred $250,586 in general and administrative expense as compared to $346,328 for the prior year, a decrease of $95,742, or 27%. The decrease can be attributed to decreased spending on marking and public relations as well as an attempt to decrease other smaller administrative expenses to conserve available cash.

Other income and expense

For the year ended December 31, 2018 we had total other income of $38,697 compared to total other expense of $45,921 for the year ended December 31, 2017. For the year ended December 31, 2018, the Company recorded interest income of $47, other income from sub leasing its office space of $16,500 and a gain on extinguishment of debt of $54,122. This was offset by interest expense of $31,972. For the year ended December 31, 2017, the Company recorded interest income of $79 and other income from sub leasing its office space of $9,000. This was offset by interest expense of $49,035.

Net loss

For the year ended December 31, 2018, the Company recorded a net loss of $441,951 as compared to a net loss of $728,403 in the prior year, a decrease of $286,452.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,540,342 at December 31, 2018, had a net loss of $441,951 and net cash used in operating activities of $317,714 for year ended December 31, 2018.

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

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 12

Balance Sheets as of December 31, 2018 and 2017

 13

Statements of Operations for the years ended December 31, 2018 and 2017

14

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

 15

Statements of Cash Flows for years ended December 31, 2018 and 2017

 16

Notes to the Financial Statements

 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Starco Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Starco Brands, Inc., (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Salt Lake City, Utah

April 1, 2019

We have served as the Company’s auditor since 2016.

STARCO BRANDS, INC. BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$721	$314,181
Accounts receivable, related party	17,504	4,692
Prepaid and other assets	25,974	43,218
Total Current Assets	44,199	362,091

Deposit	3,500	3,500
Total Assets	$47,699	$365,591

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$171,954	$194,462
Other payables and accruals	280,914	276,149
Accrued compensation	45,850	30,050
Loans payable – related party	373,346	362,664
Notes payable	26,731	33,158
Total Current Liabilities	898,795	896,483
Total Liabilities	898,795	896,483
Stockholders' Deficit:
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 2,417,569 shares issued and outstanding, respectively	159,091	2,418
Additional paid in capital	15,530,155	14,965,081
Common stock to be issued	-	600,000
Accumulated deficit	(16,540,342)	(16,098,391)
Total Stockholders' Deficit	(851,096)	(530,892)
Total Liabilities and Stockholders' Deficit	$47,699	$365,591

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Revenues, net, related party	$126,162	$8,185

Operating Expenses:
Compensation expense	220,716	258,515
Officer stock compensation	31,666	-
Professional fees	103,842	85,824
General and administrative	250,586	346,328
Total operating expenses	606,810	690,667

Loss from operations	(480,648)	(682,482)

Other Income (Expense):
Interest expense	(31,972)	(49,035)
Interest income	47	79
Other income	16,500	9,000
Gain on extinguishment of debt	54,122	-
Total other income (expense)	38,697	(45,921)

Net Loss	$(441,951)	$(728,403)

Loss per Share, Basic & Diluted	$(0.00)	$(0.47)
Weighted Average Shares Outstanding, Basic & Diluted	133,511,633	1,558,363
The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock		Additional	Common
	Shares	Amount	Paid in Capital	Stock to be Issued	Accumulated Deficit	Total
Balance, December 31, 2016	920,185	$920	$14,580,151	$-	$(15,369,988)	$(788,917)
Forgiveness of accrued officer compensation	-	-	90,020	-	-	90,020
Additional shares issued for prior debt conversion	288,600	289	259,451	-	-	259,740
Warrants issued	-	-	5,468	-	-	5,468
Shares issued for cancellation of warrants	1,208,784	1,209	(1,209)	-	-	-
Shares sold for cash	-	-	-	600,000	-	600,000
Contributed services	-	-	31,200	-	-	31,200
Net Loss for the year ended December 31, 2017	-	-	-	-	(728,403)	(728,403)
Balance, December 31, 2017	2,417,569	2,418	14,965,081	600,000	(16,098,391)	(530,892)
Shares issued for service	30,300,000	30,300	(22,119)	-	-	8,181
Shares issued to officer and directors for services	117,282,442	117,282	(85,616)	-	-	31,666
Shares issued for stock payable	9,090,903	9,091	590,909	(600,000)	-	-
Contributed services	-	-	81,900	-	-	81,900
Net Loss for the year ended December 31, 2018	-	-	-	-	(441,951)	(441,951)
Balance, December 31, 2018	159,090,914	$159,091	15,530,155	$-	$(16,540,342)	$(851,096)

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2018	2017
Cash Flow Activity from Operating Activities:
Net Loss for the Year	$(441,951)		$(728,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,181		5,468
Stock based compensation – related party	31,666		-
Contributed services	81,900		31,200
Gain on extinguishment of debt	(54,122)		(253,774)
Additional shares issued for prior debt conversion	-		259,739
Changes in Operating Assets and Liabilities:
Accounts receivable – related party	(12,812)		(4,692)
Prepaids & other assets	17,245		(36,617)
Accounts payable	28,767		9,449
Accrued expenses	23,412		120,655
Net Cash Used in Operating Activities	(317,714)		(596,975)

Cash Flow Activity from Financing Activities:
Advances – related parties	2,000		283,649
Repayment of officer advance	(2,000)		(5,651)
Proceeds from the sale of common stock	-		600,000
Proceeds from notes payable	50,382		81,270
Payments on notes payable	(46,128)		(48,112)
Net Cash Provided by Financing Activities	4,254		911,156

Net Increase / (Decrease) in Cash	(313,460)		314,181
Cash at Beginning of Year	314,181		-
Cash at End of Year	$721		$314,181

Cash paid during the year for:
Interest	$ -	$
Income taxes	$ -	$
Supplemental disclosure of non-cash activities:
Forgiveness of accrued salary	$ -		$90,020

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017 the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Companies pivoted to commercializing novel consumer products manufactured by The Starco Group.  The Starco Group is predominantly an aerosol and liquid fill private label manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage and spirits and wine.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2018 or 2017.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2018. Net income was not affected by these reclassifications.

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

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2018 and 2017, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued accounting pronouncements

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,540,342 at December 31, 2018, had a net loss of $441,951 and net cash used in operating activities of $317,714 for the year ended December 31, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2018	December 31, 2017
Equipment	$16,574	$16,574
Furniture	16,701	16,701
Computers & Hardware	5,187	5,187
Less: accumulated depreciation	(38,462)	(38,462)
Property and equipment, net	$-	$-

During the year ended December 31, 2017, the Company determined that it would no longer be using certain equipment that had been capitalized at $20,702. Accordingly, the Company has determined that carrying amount of such asset is not recoverable and has written it down to $0. There was no loss on the disposal as the assets had already been fully depreciated.

Depreciation expense

Depreciation expense for the years ended December 31, 2018 and 2017 was $0 and $0, respectively.

NOTE 5 – ACCOUNTS PAYABLE

A portion of the Company’s accounts payable is the result of chargebacks for product that was not sold by a former customer. The Company also has other payables that are several years old for which management is in discussion with the vendors to settle those liabilities for a lesser amount.

	December 31, 2018	December 31, 2017
Chargeback	$3,075	$3,075
Aged payables	45,023	99,145
Other vendor payables	123,856	92,242
	$171,954	$194,462

NOTE 6 – NOTES PAYABLE

The Company had two financing loans for its Director and Officer Insurance, both of which expired in the third quarter of 2018 and were replaced with a new single loan.  As of December 31, 2018 and 2017 the loan(s) had a balance of $23,431 and $33,158, respectively. The new loan bears interest at 6.97% and is due within one year.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – COMMITMENTS & CONTIGENCIES

Operating Lease

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. Current monthly lease payments are $3,648 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. As of December 31, 2018, the Company has accrued rent due of $17,669.

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

As of December 31, 2018, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full.

As of December 31, 2018, the Company owed TSG $10,682 for advances to the Company used to pay certain payables. The advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2018, the Company recognized $126,162 of royalty revenue and had a $17,504 receivable from The Starco Group.

During the year ended December 31, 2018, the Company’s Chairman advanced the Company $2,000 to pay for an operating expense. The $2,000 was repaid as of December 31, 2018.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	1,700,000	$6.90	$0.186
Issued	2,000,000	$1.05	$5
Exercised	-	$-	$-
Cancelled	(1,166,667)	$6.90	$-
Expired	(533,333)	$6.90	$-
Outstanding, December 31, 2017	2,000,000	$1.05	$5
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	2,000,000	$-	$4

Exercisable, December 31, 2018	-	$-	$-

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On April 3, 2018, the Board approved warrants, previously issued in 2017, to purchase 2,000,000 shares of common stock pursuant to the terms of the settlement and general release agreement with Carwash, LLC (Note 9).

In April 2018, the Company issued 9,090,903 shares of common stock to four investors for the $600,000 previously received and credited to common stock to be issued.

Refer to Note 8 for related party equity transactions.

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

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$1,282,700	$1,212,100
Related party accrual	75,400	75,400
Payroll accrual	11,900	7,800
Deferred tax liabilities:
Depreciation	-	(3,300)
Less valuation allowance	(1,370,000)	(1,292,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Book loss	$(114,900)	$(189,400)
Meals and entertainment	1,000	1,400
Depreciation	-	(1,100)
Other nondeductible expenses	39,300	44,600
Related party accruals	-	75,000
Accrued payroll	58,900	58,900
Valuation allowance	15,700	10,600
	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $4,933,000 that may be offset against future taxable income from the year 2019 to 2038. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2018, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

• lack of an audit committee

• lack of corporate documentation

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Term of Director
Ross Sklar	43	President, CEO and Director	August 2015 until next annual meeting
Sanford Lang	73	Chairman of the Board	January 2010 until next annual meeting
Martin Goldrod	77	Director	January 2010 until next annual meeting
Rachel Boulds	49	Chief Financial Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2018, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar, CEO	2018 2017	$ 0 $ 0	$ 0 $ 0	$ 26,239 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$0 $0	$ 0 $ 0
Sanford Lang, Former CEO	2018 2017	$ 71,400 $ 85,000	$ 0 $ 0	$ 4,860 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 76,260 $ 85,000
Martin Goldrod, COO	2018 2017	$ 22,900 $ 15,880	$ 0 $ 0	$ 540 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $0	$ 0 $ 0	$ 23,440 $ 15,880
Rachel Boulds, CFO	2018 2017	$ 9,500 $ 8,200	$ 0 $ 0	$ 27 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $0	$ 9,527 $ 8,200

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2018.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 159,090,914 shares of common stock outstanding as of March 28, 2019.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	16,864,844 (1)	10.6%
Common Stock	Martin Goldrod	2,015,417	1.3%
Common Stock	Rachel Boulds	100,833	0.1%
Common Stock	Ross Sklar	93,916,226	59.0%
	Directors and executive officers as a group (4 persons)	112,897,320	71.0%

(1) Represents 16,847,844 shares by Mr. Lang, 16,667 shares held by his spouse and 333 shares held by a child living with him.

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

On February 26, 2018, the Board approved the issuance of 7,182,442 shares of common stock to Ross Sklar, CEO; 18,000,000 shares of common stock to Sanford Lang, Chairman; 2,000,000 shares of common stock to Martin Goldrod, COO; and 100,000 shares of common stock to Rachel Boulds, CFO. Shares were issued for services rendered at a price per share of $0.00027

As of December 31, 2018, the Company owed TSG $10,682 for advances made to the Company in 2018 to be used to pay certain payables. The advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2018, the Company recognized $126,162 of royalty revenue and had a $17,504 receivable from The Starco Group.

During the year ended December 31, 2018, the Company’s Chairman advanced the Company $2,000 to pay for an operating expense. The $2,000 was repaid as of December 31, 2018.

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

	2018	2017
Audit fees	$34,180	$31,000
Audit-related fees	$-	$-
Tax fees	$2,400	$2,400
All other fees	$-	$-

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The audited financial statements of Starco Brands, Inc. are included in this report under Item 8.

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i)*	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(ii)*	By-laws of Starco Brands, Inc., as amended August 13, 2015 (incorporated by reference to exhibit 3(ii) Form 8-K filed August 20, 2015
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Signature	Title	Date

/s/ Ross Sklar Ross Sklar	Chief Executive Officer, Director	April 1, 2019

/s/ Martin Goldrod Martin Goldrod	Director and Secretary/Treasurer	April 1, 2019
/s/ Rachel Boulds Rachel Boulds	Chief Financial Officer	April 1, 2019

/s/ Sandford Lang Ross Sklar	Chairman of the Board and Director	April 1, 2019

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ross Sklar, hereby certify that:

(1) I have reviewed this annual report on Form 10-K for the year ended December 31, 2018 (the “report”) of Starco Brands, Inc.;

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

Dated: April 1, 2019	/s/Ross Sklar Chief Executive Officer

Exhibit 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Rachel Boulds, hereby certify that:

(1) I have reviewed this annual report on Form 10-K for the year ended December 31, 2018 (the “report”) of Starco Brands, Inc.;

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

Dated: April 1, 2019	/s/ Rachel Boulds Chief Financial Officer

Exhibit 32.1

STARCO BRANDS, INC.

CERTIFICATION OF PERIODIC REPORT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

18 U.S.C. Section 1350

The undersigned executive officers of Starco Brands, Inc. certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

• the annual report on Form 10-K of the Company for the year ended December 31, 2018, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

• the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 1, 2019	/s/Ross Sklar Ross Sklar Chief Executive Officer /s/ Rachel Boulds Rachel Boulds Chief Financial Officer