Form 10-Q
period 2019-03-31
Starco Brands, Inc.
filed 2019-05-15
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes  [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STCB	OTC Markets Group OTCQB tier

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 15, 2019, the issuer had 158,778,414 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$8,243	$721
Accounts receivable, related party	19,254	17,504
Prepaid and other assets	22,611	25,974
Total Current Assets	50,108	44,199

Right of use lease asset, operating, net	113,658	-
Deposit	3,500	3,500
Total Assets	$167,266	$47,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$192,272	$171,954
Other payables and accruals	284,884	280,914
Accrued compensation	48,450	45,850
Lease obligation	37,460	-
Loans payable – related party	395,543	373,346
Notes payable	16,805	26,731
Total Current Liabilities	975,414	898,795
Lease obligation – noncurrent portion	76,539	-
Total Liabilities	1,051,953	898,795
Stockholders' Deficit:
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 159,090,914 shares issued and outstanding, respectively	159,091	159,091
Additional paid in capital	15,541,855	15,530,155
Accumulated deficit	(16,585,633)	(16,540,342)
Total Stockholders' Deficit	(884,687)	(851,096)
Total Liabilities and Stockholders' Deficit	$167,266	$47,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues, net, related party	$61,263	$763

Operating Expenses:
Compensation expense	46,720	86,466
Professional fees	21,757	75,890
General and administrative	35,296	81,484
Total operating expenses	103,773	243,840

Loss from operations	(42,510)	(243,077)

Other Income (Expense):
Interest expense	(8,031)	(7,981)
Interest income	-	30
Other income	5,250	3,000
Total other expense	(2,781)	(4,951)

Loss before provision for income taxes	(45,291)	(248,028)
Provision for income taxes	-	-

Net Loss	$(45,291)	$(248,028)

Loss per Share, basic & diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, basic & diluted	159,090,914	56,531,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT) (Unaudited)
	Common Stock		Additional	Common Stock
	Shares	Amount	Paid in Capital	to be Issued	Accumulated Deficit	Total
Balance, December 31, 2017	2,417,569	$2,418	$14,965,081	$600,000	$(16,098,391)	$(530,892)
Shares issued for service	30,300,000	30,300	(22,119)	-	-	8,181
Shares issued to officer and directors for services	117,282,442	117,282	(85,616)	-	-	31,666
Contributed services	-	-	23,400	-	-	23,400
Net Loss for the three months ended March 31, 2018	-	-	-	-	(248,028)	(248,028)
Balance, March 31, 2018	150,000,011	$150,000	$14,880,746	$600,000	$(16,346,419)	$(715,673)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	159,090,914	$159,091	$15,530,155	$(16,540,342)	$(851,096)
Contributed services	-	-	11,700	-	11,700
Net Loss for the three months ended March 31, 2019	-	-	-	(45,291)	(45,291)
Balance, March 31, 2019	159,090,914	$159,091	$15,541,855	$(16,585,633)	$(884,678)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(45,291)	$(248,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	8,181
Stock based compensation – related party	-	31,666
Contributed services	11,700	23,400
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(1,749)	4,093
Prepaids & other assets	3,362	14,773
Accounts payable	20,318	22,420
Accrued expenses	6,911	7,617
Net Cash Used in Operating Activities	(4,749)	(135,878)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	37,197	2,000
Repayment of advances from a related party	(15,000)	(2,000)
Payments on notes payable	(9,926)	(19,831)
Net Cash Provided (Used) by Financing Activities	12,271	(19,831)

Net Increase (Decrease) in Cash	7,522	(155,709)
Cash at Beginning of Period	721	314,181
Cash at End of Period	$8,243	$158,472

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Establish operating lease right of use asset and related liability	$122,825	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (the "Company") was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017 the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Companies pivoted to commercializing novel consumer products manufactured by The Starco Group.  The Starco Group is a private label and branded  aerosol and liquid fill manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care, FDA, sun care, food, cooking oils, beverage, spirits and wine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2019.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this standard in the current period. The adoption of this standard did not result in a material change to the earnings.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,585,633 at March 31, 2019, had a net loss of $45,291 and net cash used in operating activities of $4,749 for the three months ended March 31, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – ACCOUNTS PAYABLE

A portion of the Company’s accounts payable is the result of chargebacks for product that was not sold by a former customer. The Company also has other payables that are several years old for which management is in discussion with the vendors to settle those liabilities for a lesser amount.

	March 31, 2019	December 31, 2018
Chargeback	$3,075	$3,075
Aged payables	45,023	45,023
Other vendor payables	144,174	123,856
	$192,272	$171,954

NOTE 5 – NOTES PAYABLE

The Company had two financing loans for its Director and Officer Insurance, both of which expired in the third quarter of 2018 and were replaced with a new single loan.  As of March 31, 2019 and December 31, 2018 the loan(s) had a balance of $13,505 and $26,731, respectively. The new loan bears interest at 6.97% and is due within one year.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS & CONTIGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease has been extended for an additional three-year term. Current monthly lease payments are $3,742 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. The lease is being accounted for under ASU 2016-02 Leases (Topic 842). The company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.   As of March 31, 2019, the Company has accrued rent due of $21,653 and a Lease Obligation of $113,998.

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

As of March 31, 2019, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owed TSG an additional $32,679 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

During the three months ended March 31, 2019, the Company recognized $61,263 of royalty revenue and had a $19,254 receivable from The Starco Group.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2017	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2019	2,000,000	$1.05	$0.003

Exercisable, March 31, 2019	2,000,000	$1.05	$0.003

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other then the following.

On April 29, 2019, the Board, cancelled 312,500 shares of common stock previously issued for services. The shares were cancelled for non-performance as permitted per the terms of the original service agreement.

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

The Breathe line is currently on shelves in all Wegmans stores, almost 1,000 Walmart stores, almost 300 stores serviced through UNFI and is currently shipping its first load in to all Menards and all Home Depots. The Company executed a deal with Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution to Home Depot and are currently presenting to others that are considered to be competitive players to Home Depot. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States and the prospects of landing more is strong.

The Company also launched their first product in personal care, Honu Sunscreen was launched in 1,700 Walmart stores in 2018 with increased sales expected in 2020. Honu is a reef friendly and family safe SPF 50 with 80 minutes of water resistance that comes with a patented spray wand to spray all your hard to reach spots.  The Spray Wand is patented and owned by a third party. Honu is a sun screen spray that management anticipates will lead the Company to offering other personal care items under this brand. Honu won Product of Year for skin care, which is the largest consumer voted award for product innovation. Product of the Year is voted on by 40,000 consumers.  www.productoftheyearusa.com. The Company is expecting to extend the Honu line by 2020.

The Company also became the marketer of record for Betterbilts Kleen Out branded drain opener and for the Winona Popcorn Spray.  Both products are available in all Walmart stores. The Company is being paid a royalty for its role.  Through the Company’s relationship with its marketing partner Deutsch Marketing, the Company is launching a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores.

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

Results of Operation for the Three Months Ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019 the Company recorded royalty revenue of $61,263 compared to $763 for the three months ended March 31, 2018. The royalty rate that Starco Brands is paid varies on a per product basis and reflects approximately $600,000 of wholesale sales of our products, which are sold by our manufacturing partner, The Starco Group, Inc.  Revenues are from our licensing agreements with The Starco Group, Inc, for various products. The increase in the current year is due to an increase, for our existing product lines, in the number of distribution points, as well as an increase in sales turnover on shelves and online sales.

Operating Expenses

For the three months ended March 31, 2019, compensation expense decreased $39,746, or 45.9% to $46,720 compared to $86,466 for the three months ended March 31, 2018. In the current year we had a decrease of contributed time for compensation expense for our CEO. In addition, there was $31,666 of non-cash stock compensation expense in the prior year for shares issued for services.

For the three months ended March 31, 2019, the Company incurred $21,757 in professional fees compared to $75,890 in the prior year, a decrease of $54,133, or 71.3%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The decrease is primarily due to a decrease in legal fees.

For the three months ended March 31, 2019, the Company incurred $35,296 in general and administrative expense as compared to $81,484 for the three months ended March 31 ,2018, a decrease of $46,188, or 56.6%. The decrease can be attributed to decreased spending on marking and public relations as well as an attempt to decrease other smaller administrative expenses to conserve available cash.

Other income and expense

For the three months ended March 31, 2019 we had total other expense of $2,781 compared to $4,951 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company recorded other income of $5,250 and interest expense of $8,031. For the three months ended March 31, 2018, the Company recorded interest income of $30 and other income from sub leasing its office space of $3,000. This was offset by interest expense of $7,981.

Net loss

For the three months ended March 31, 2019, the Company recorded a net loss of $45,294 as compared to a net loss of $248,028 in the prior year, a decrease of $202,734.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,585,633 at March 31, 2019, mostly due to the issuance of stock for services to strategic service providers to the Company and had a net loss of $45,291 and net cash used in operating activities of $4,749 for three months ended March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)1*	Articles of Incorporation, as amended August 13, 2015 (Incorporated by reference to exhibit 3(ii) to Form 8-K, filed August 20, 2015)
3(i)2*	Amendment to Articles of Incorporation, dated September 7, 2017
3(ii)*	Bylaws of Starco Brands, Inc. (Incorporated by reference to exhibit 3.2 to Form S-1, filed January 31, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: May 15, 2019	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
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

Dated: May 15, 2019	/s/Ross Sklar Ross Sklar Chief Executive Officer

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

Dated: May 15, 2019	/s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending March 31, 2109 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2019	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: May 15, 2019	/s/Rachel Boulds Rachel Boulds Chief Financial Officer