Form 10-Q
period 2019-06-30
Starco Brands, Inc.
filed 2019-08-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

-i-

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

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). Yes☐ No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STCB	OTC Markets Group OTCQB tier

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 12, 2019, the issuer had 159,090,914 shares of its common stock issued and outstanding.

-ii-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$9,549	$721
Accounts receivable, related party	18,632	17,504
Prepaid and other assets	9,390	25,974
Total Current Assets	37,571	44,199

Right of use lease asset, operating, net	104,314	-
Deposit	3,500	3,500
Total Assets	$145,385	$47,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$175,736	$171,954
Other payables and accruals	281,141	280,914
Accrued compensation	47,650	45,850
Lease obligation	38,553	-
Loans payable – related party	385,165	373,346
Notes payable	10,092	26,731
Total Current Liabilities	938,337	898,795
Lease obligation – noncurrent portion	66,442	-
Total Liabilities	1,004,779	898,795
Stockholders' Deficit:
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 159,090,914 shares issued and outstanding, respectively	159,091	159,091
Additional paid in capital	15,553,555	15,530,155
Accumulated deficit	(16,572,040)	(16,540,342)
Total Stockholders' Deficit	(859,394)	(851,096)
Total Liabilities and Stockholders' Deficit	$145,385	$47,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net, related party	$117,486	$39,716	$178,749	$40,479

Operating Expenses:
Compensation expense	46,230	61,698	92,950	148,164
Professional fees	8,686	13,239	30,443	89,129
General and administrative	65,858	66,489	101,154	147,973
Total operating expenses	120,774	141,426	224,547	385,266

Loss from operations	(3,288)	(101,710)	(45,798)	(344,787)

Other Income (Expense):
Interest expense	(7,803)	(7,927)	(15,834)	(15,908)
Gain on forgiveness of debt	19,434	-	19,434	-
Interest income	-	13	-	43
Other income	5,250	3,000	10,500	6,000
Total other income (expense)	16,881	(4,914)	14,100	(9,865)

Income (loss) before provision for income taxes	13,593	(106,624)	(31,698)	(354,652)
Provision for income taxes	-	-	-	-

Net Income (Loss)	$13,593	$(106,624)	$(31,698)	$(354,652)

Income (Loss) per share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	159,090,914	157,925,413	159,090,914	107,508,363

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT) (Unaudited)
	Common Stock		Additional	Common Stock
	Shares	Amount	Paid in Capital	to be Issued	Accumulated Deficit	Total
Balance, December 31, 2017	2,417,569	$2,418	$14,965,081	$600,000	$(16,098,391)	$(530,892)
Shares issued for service	30,300,000	30,300	(22,119)	-	-	8,181
Shares issued to officer and directors for services	117,282,442	117,282	(85,616)	-	-	31,666
Contributed services	-	-	23,400	-	-	23,400
Net Loss	-	-	-	-	(248,028)	(248,028)
Balance, March 31, 2018	150,000,011	150,000	14,880,746	600,000	(16,346,419)	(715,673)
Contributed services	-	-	23,400	-	-	23,400
Shares issued for stock payable	9,090,903	9,091	590,909	(600,000)	-	-
Net Loss	-	-	-	-	(106,624)	(106,624)
Balance, June 30, 2018	159,090,914	$159,091	$15,495,055	$-	$(16,453,043)	$(798,897)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	159,090,914	$159,091	$15,530,155	$(16,540,342)	$(851,096)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(45,291)	(45,291)
Balance, March 31, 2019	159,090,914	159,091	15,541,855	(16,585,633)	(884,687)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	13,593	13,593
Balance, June 30, 2019	159,090,914	$159,091	$15,553,555	$(16,572,040)	$(859,394)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(31,698)	$(354,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	8,181
Stock based compensation – related party	-	31,666
Gain on forgiveness of debt	19,434	-
Contributed services	23,400	46,800
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(1,128)	(35,025)
Prepaids & other assets	16,584	31,227
Accounts payable	(15,651)	32,535
Accrued expenses	2,708	4,545
Net Cash Provided by (Used in) Operating Activities	13,649	(234,723)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	54,518	2,000
Repayment of advances from a related party	(42,700)	(2,000)
Payments on notes payable	(16,639)	(33,158)
Net Cash Used by Financing Activities	(4,821)	(33,158)

Net Increase (Decrease) in Cash	8,828	(267,881)
Cash at Beginning of Period	721	314,181
Cash at End of Period	$9,549	$46,300

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Establish operating lease right of use asset and related liability	$122,825	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (the "Company") then operating under a different name, was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017 the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Companies pivoted to commercializing novel consumer products manufactured by The Starco Group.  The Starco Group is a private label and branded  aerosol and liquid fill manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care, FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2019.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,572,040, due in part from the Company granting stock for services during its reorganization in 2017 and 2018, at June 30, 2019, had a net loss of $31,698 and net cash provided by operating activities of $13,649 for the six months ended June 30, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – ACCOUNTS PAYABLE

A portion of the Company’s accounts payable is the result of chargebacks for product that was not sold by a former customer. The Company also has other payables that are several years old for which management is in discussion with the vendors to settle those liabilities for a lesser amount.

	June 30, 2019	December 31, 2018
Chargeback	$3,075	$3,075
Aged payables	45,023	45,023
Other vendor payables	127,638	123,856
	$175,736	$171,954

NOTE 5 – NOTES PAYABLE

The Company had two financing loans for its Director and Officer Insurance, both of which expired in the third quarter of 2018 and were replaced with a new single loan.  As of June 30, 2019, and December 31, 2018 the loan(s) had a balance of $6,792 and $26,731, respectively. The new loan bears interest at 6.97% and is due within one year.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS & CONTINGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease has been extended for an additional three-year term. Current monthly lease payments are $3,742 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. The lease is being accounted for under ASU 2016-02 Leases (Topic 842). The company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.   As of June 30, 2019, the Company has accrued rent due of $17,910 and a Lease Obligation of $104,995.

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

NOTE 7 – COMMON STOCK

On April 29, 2019, the Board, cancelled 312,500 shares of common stock previously issued for services. The shares were cancelled for non-performance as permitted per the terms of the original service agreement. As of June 30, 2019, the shares have not yet been cancelled by the transfer agent and remain outstanding.

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

As of June 30, 2019, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $22,500 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

During the three and six months ended June 30, 2019, the Company recognized royalty income of $117,486 and $178,749, respectively and had a $18,632 receivable from The Starco Group.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2017	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2019	2,000,000	$1.05	$0.003

Exercisable, June 30, 2019	2,000,000	$1.05	$0.003

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

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers.  Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 24 months as the Company begins to implement stronger pull through marketing efforts.

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

The Breathe line is currently on shelves in all Wegmans stores, almost 1,000 Walmart stores, almost 300 stores serviced through UNFI and in all Menards and all Home Depots through the major distributor Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution to Home Depot and are currently presenting to others that are considered to be competitive players to Home Depot. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States and the prospects of landing more is strong.

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

The Company also became the marketer of record for Betterbilts Kleen Out branded drain opener and for the Winona Popcorn Spray.  Both products are available in all Walmart stores. The Company is being paid a royalty for its role.  Through the Company’s relationship with its marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Patter (formally iServe), who is a shareholder in Starco brands, Inc. The Company expects sales to continuously grow in this space.

In addition, the Company plans to launch other products in air care, food, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.

The Company has a positive outlook on receiving royalty revenues that have progressively grown since the commercialization of our first product. We may need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  The Company is planning to further exploit its partnership with Deutsch Marketing, owned by the 8 billion dollar IPG in order to support the Company’s plan to partner with a global media Company to assist with marketing products on a larger level across a variety of media platforms in order to support its current retail and online distribution.  The Company sees this partnership as solidifying before the end of 2019.  The Company is also planning on launching new products over the next year that are viewed as disruptive in their market and leading edge.  The Company has now engaged with but has not contracted with, a top investment bank due to the Company’s future partnerships and outlook.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2019 and beyond.

Results of Operation for the Three Months Ended June 30, 2019 and 2018

Revenues

For the three months ended June 30, 2019 the Company recorded royalty revenues of $117,486 compared to $39,716 for the three months ended June 30, 2018. The royalty rate that Starco Brands is paid varies on a per product basis and reflects approximately $762,000 of gross wholesale sales of Starco Brands, Inc. owned products, which are sold by our manufacturing partner, The Starco Group. The royalty income derived by Starco Brands is from wholesale sales of Starco Brands owned products by our manufacturing partner The Starco Group. Royalties are derived from sales of Breathe cleaning products, Walmart’s Parents Choice cleaning aerosol (a Breathe private label co-brand) Winona Popcorn Spray, Kleen Out drain opener and from Honu sunscreen. The increase in the current year’s revenue (royalty income) is due to an increase in overall distribution of Starco Brands products, an increase in sales turnover on shelf and an increase on online sales.

Operating Expenses

For the three months ended June 30, 2019, compensation expense decreased $15,468, or 25% to $46,230 compared to $61,698 for the three months ended June 30, 2018. In the current year we had a decrease of contributed time for compensation expense for our CEO.

For the three months ended June 30, 2019, the Company incurred $8,686 in professional fees compared to $13,239 in the prior year, a decrease of $4,553, or 34%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The decrease is primarily due to a decrease in legal fees.

For the three months ended June 30, 2019, the Company incurred $65,858 in general and administrative expense as compared to $66,489 for the three months ended June 30,2018, a decrease of $631, or 1%. The decrease can be attributed to decreased spending on public and investor relations as well as a decrease in administrative expenses.

Other income and expense

For the three months ended June 30, 2019 we had total other income of $16,881 compared to a loss of $4,914 for the three months ended June 30, 2018. For the three months ended June 30, 2019, we recorded a gain on the extinguishment of debt for $19,434 for a credit memo received from a vendor, other income of $5,250 and interest expense of $7,803. For the three months ended June 30, 2018, the Company recorded interest income of $13 and other income from sub leasing its office space of $3,000. This was offset by interest expense of $7,927.

Net loss

For the three months ended June 30, 2019, the Company recorded net income of $13,593 as compared to a net loss of $106,624 in the prior year. The increase from a net loss to net income is the result of the combination of increased revenue and decreased operating expenses.

Results of Operation for the Six Months Ended June 30, 2019 and 2018

Revenues

For the six months ended June 30, 2019 the Company recorded royalty revenue of $178,749 compared to $40,479 for the six months ended June 30, 2018. The royalty rate that Starco Brands is paid varies on a per product basis and reflects approximately $371,000 of wholesale sales of our products, which are sold by our manufacturing partner, The Starco Group, Inc.  Revenues are from our licensing agreements with The Starco Group, Inc, for various products mentioned above. The increase in the current year is due to an increase of our existing product lines, in the number of distribution points, as well as an increase in sales turnover on shelves and online sales.

Operating Expenses

For the six months ended June 30, 2019, compensation expense decreased $55,214, or 37.2% to $92,950 compared to $148,164 for the six months ended June 30, 2018. In the current year we had a decrease of contributed time for compensation expense for our CEO. In addition, there was $31,666 of non-cash stock compensation expense in the prior year for shares issued for services.

For the six months ended June 30, 2019, the Company incurred $30,443 in professional fees compared to $89,129 in the prior year, a decrease of $58,686, or 65.8%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The decrease is primarily due to a decrease in legal fees.

For the six months ended June 30, 2019, the Company incurred $101,154 in general and administrative expense as compared to $147,973 for the six months ended June 30, 2018, a decrease of $46,819, or 31.6%. The decrease can be attributed to decreased spending on marking and public relations as well as an attempt to decrease other smaller administrative expenses to conserve available cash.

Other income and expense

For the six months ended June 30, 2019 we had total other income of $14,100 compared to other loss of $9,865 for the six months ended June 30, 2018. For the six months ended June 30, 2019 we recorded a gain on the extinguishment of debt for $19,434 for a credit memo received from a vendor,  other income of $10,500 and interest expense of $15,834. For the six months ended June 30, 2018, the Company recorded interest income of $43 and other income from sub leasing its office space of $6,000. This was offset by interest expense of $15,908.

Net loss

For the six months ended June 30, 2019, the Company recorded a net loss of $31,698 as compared to a net loss of $354,652 in the prior year, a decrease of $322,954.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,572,040 at June 30, 2019, mostly due to the issuance of stock for services to strategic service providers to the Company, and had a net loss of $31,698 and net cash provided by operating activities of $13,649 for six months ended June 30, 2019.

We currently require cash of about $30,000 a month for operating expenses. The Company is now very close to break even.  Operating expenses include items such as administrative costs, insurance, legal and other professional fees, compliance and website maintenance,

We have an outstanding loan of approximately $300,000 from initial invested capital that requires monthly interest payments of $2,545.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

STARCO BRANDS, INC.

Dated: August 13, 2019	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
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

Dated: August 13, 2019	/s/Ross Sklar Ross Sklar Chief Executive Officer

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

Dated: August 13, 2019	/s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending June 30, 2109 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2019	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: August 13, 2019	/s/Rachel Boulds Rachel Boulds Chief Financial Officer