Form 10-Q
period 2019-09-30
Starco Brands, Inc.
filed 2019-11-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2019

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

-i

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2019, the issuer had 159,090,914 shares of its common stock issued and outstanding.

-ii-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$5,397	$721
Accounts receivable, related party	15,949	17,504
Prepaid and other assets	55,774	25,974
Total Current Assets	77,120	44,199

Right of use lease asset, operating, net	94,788	-
Deposit	3,500	3,500
Total Assets	$175,408	$47,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$181,064	$171,954
Other payables and accruals	284,883	280,914
Accrued compensation	56,950	45,850
Lease obligation	39,668	-
Loans payable – related party	416,901	373,346
Notes payable	48,963	26,731
Total Current Liabilities	1,028,429	898,795
Lease obligation – noncurrent portion	56,141	-
Total Liabilities	1,084,570	898,795

Commitments and contingencies	-	-

Stockholders' Deficit:
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 159,090,914 shares issued and outstanding, respectively	159,091	159,091
Additional paid in capital	15,565,255	15,530,155
Accumulated deficit	(16,633,508)	(16,540,342)
Total Stockholders' Deficit	(909,162)	(851,096)
Total Liabilities and Stockholders' Deficit	$175,408	$47,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net, related party	$50,034	$36,582	$228,783	$77,061

Operating Expenses:
Compensation expense	45,657	57,035	138,607	173,533
Officer stock compensation	-	-	-	31,666
Professional fees	6,911	6,161	37,354	95,290
General and administrative	56,130	64,697	157,284	212,670
Total operating expenses	108,698	127,893	333,245	513,159

Loss from operations	(58,664)	(91,311)	(104,462)	(436,098)

Other Income (Expense):
Interest expense	(8,054)	(7,862)	(23,888)	(23,770)
Interest income	-	4	-	47
Other income	5,250	5,250	15,750	11,250
Gain on extinguishment of debt	-	-	19,434	-
Total other income (expense)	(2,804)	(2,608)	11,296	(12,473)

Loss before provision for income taxes	(61,468)	(93,919)	(93,166)	(448,571)
Provision for income taxes	-	-	-	-

Net Loss	$(61,468)	$(93,919)	$(93,166)	$(448,571)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	159,090,914	159,090,914	159,090,914	124,891,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT) (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Total
Balance, December 31, 2017	2,417,569	$2,418	$14,965,081	$600,000	$(16,098,391)	$(530,892)
Shares issued for service	30,300,000	30,300	(22,119)	-	-	8,181
Shares issued to officer and directors for services	117,282,442	117,282	(85,616)	-	-	31,666
Contributed services	-	-	23,400	-	-	23,400
Net Loss	-	-	-	-	(248,028)	(248,028)
Balance, March 31, 2018	150,000,011	150,000	14,880,746	600,000	(16,346,419)	(715,673)
Contributed services	-	-	23,400	-	-	23,400
Shares issued for stock payable	9,090,903	9,091	590,909	(600,000)	-	-
Net Loss	-	-	-	-	(106,624)	(106,624)
Balance, June 30, 2018	159,090,914	159,091	15,495,055	-	(16,453,043)	(798,897)
Contributed services	-	-	23,400	-	-	23,400
Net Loss	-	-	-	-	(93,919)	(93,919)
Balance, September 30, 2018	159,090,914	$159,091	$15,518,455	$-	$(16,546,962)	$(869,416)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	159,090,914	$159,091	$15,530,155	$(16,540,342)	$(851,096)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(45,291)	(45,291)
Balance, March 31, 2019	159,090,914	159,091	15,541,855	(16,585,633)	(884,687)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	13,593	13,593
Balance, June 30, 2019	159,090,914	$159,091	15,553,555	(16,572,040)	(859,394)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(61,468)	(61,468)
Balance, September 30, 2019	159,090,914	$159,091	$15,565,255	$(16,633,508)	$(909,162)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(93,166)	$(448,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	8,181
Stock based compensation – related party	-	31,666
Contributed services	35,100	70,200
Gain on extinguishment of debt	19,434	-
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	1,555	(18,222)
Prepaids & other assets	(29,801)	5,663
Accounts payable	(10,323)	30,956
Accrued expenses	16,090	13,589
Net Cash Used in Operating Activities	(61,111)	(306,538)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	90,473	4,000
Repayment of advances from a related party	(46,918)	(2,000)
Proceeds from notes payable	55,000	36,400
Payments on notes payable	(32,768)	(36,372)
Net Cash Provided by Financing Activities	65,787	2,028

Net Increase (Decrease) in Cash	4,676	(304,510)
Cash at Beginning of Period	721	314,181
Cash at End of Period	$5,397	$9,671

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash disclosure:
Establish operating lease asset and related liability	$122,825	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2019.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,633,508, due in part from the Company granting stock for services during its reorganization in 2017 and 2018, at September 30, 2019, had a net loss of $93,166 and net cash used by operating activities of $61,111 for the nine months ended September 30, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – ACCOUNTS PAYABLE

A portion of the Company’s accounts payable is the result of chargebacks for product that was not sold by a former customer. The Company also has other payables that are several years old for which management is in discussion with the vendors to settle those liabilities for a lesser amount.

	September 30, 2019	December 31, 2018
Chargeback	$3,075	$3,075
Aged payables	45,023	45,023
Other vendor payables	132,966	123,856
	$181,064	$171,954

NOTE 5 – NOTES PAYABLE

The Company had two financing loans for its Director and Officer Insurance (“D&O”), both of which expired in the third quarter of 2018 and were replaced with a new single loan.  The D&O was renewed, and a new financing agreement obtained in September 2019. As of September 30, 2019, and December 31, 2018 the loan(s) had a balance of $45,663 and $26,731, respectively. The new loan bears interest at 6.97% and is due within one year.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS & CONTINGENCIES

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease has been extended for an additional three-year term. Current monthly lease payments are $3,742 with yearly increases.  The lease required a deposit of $3,500 which was paid on December 10, 2015. The lease is being accounted for under ASU 2016-02 Leases (Topic 842). The company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.   As of September 30, 2019, the Company has accrued rent due of $21,653 and a Lease Obligation of $95,809.

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

NOTE 7 – COMMON STOCK

On April 29, 2019, the Board, cancelled 312,500 shares of common stock previously issued for services. The shares were cancelled for non-performance as permitted per the terms of the original service agreement. As of September 30, 2019, the shares have not yet been cancelled by the transfer agent and remain outstanding.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s Chairman and former CEO, advanced the Company $289,821 to pay for general operating expenses, his and Martin Goldrods personal compensation. The advances are uncollateralized, require a monthly interest payment of $2,545 and due on demand.

On February 26, 2018, the Board approved the issuance of 117,282,442 shares of common stock to its officers and directors for services rendered at a price per share of $0.00027 for total non-cash expense of $31,666.

As of September 30, 2019, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $22,500 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

During the three and nine months ended September 30, 2019, the Company recognized royalty income of $50,034 and $228,783, respectively and had a $15,949 receivable from The Starco Group.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2017	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2019	2,000,000	$1.05	$0.003

Exercisable, September 30, 2019	2,000,000	$1.05	$0.003

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

        ·our possibility of not successfully raising future financings; and

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

Starco Brands, Inc. is a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with The Starco Group provided Starco Brands with exclusive royalty-free rights to a body of products in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label and branded manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

The Company has conducted extensive research and has identified specific channels to penetrate with its new portfolio of novel technologies. The Company intends to raise capital to assist in launching and marketing these products. The Company has begun to execute this vision and has launched the first product line called ‘Breathe ™’, through our manufacturing partner, The Starco Group. The Company has applied for a registered trademark for Breathe with the United States Patent and Trade Office. Breathe is an environmentally-friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program for 2018, a tremendous honor.

The Breathe line is currently on shelves in all Wegmans stores, almost 1,000 Walmart stores, almost 300 stores serviced through UNFI and in all Home Depots through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution to Home Depot and are currently presenting to others that are considered to be competitive players to Home Depot. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States.

The Company also launched, Honu Sunscreen in 1,700 Walmart stores in 2018. Honu is a reef friendly and family safe SPF 50 with 80 minutes of water resistance that comes with a patented spray wand to spray all your hard to reach spots.  The Spray Wand is patented and owned by a third party. Honu is a sun screen spray that management anticipates will lead the Company to offering other personal care items under this brand. Honu won Product of Year for skin care, which is the largest consumer voted award for product innovation. Product of the Year is voted on by 40,000 consumers.  www.productoftheyearusa.com. The Company is currently trying to raise capital to further extend and market the Honu line.

The Company also became the marketer of record for Betterbilts Kleen Out branded drain opener and for the Winona Popcorn Spray.  The Company must provide marketing services to these brands to keep the agreement intact.  Both products are available in all Walmart stores. The Company is being paid a royalty for its role as long as their marketing services are seen as acceptable by the owner, The Starco Group.  Through the Company’s relationship with its marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Patter (formally iServe), who is a shareholder in Starco brands, Inc. The Company expects sales to grow in this space.

In addition, as long as the Company can continue to raise capital the Company plans to launch other products in hair care, food, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.  Financing growth and launching of new products is key; as if the Company’s ability to raise further capital is critical.

We will need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  The Company is planning to utilize, as best as possible with limited financing, its partnership with Deutsch Marketing in order to help support the Company’s plan to try and partner with a global media Company to assist with marketing products on a larger level across a variety of media platforms in order to support its current retail and online distribution.  The Company sees this partnership as solidifying before the end of 2019 as long as their capital needs are satisfied.  The Company is also planning on launching new products over the next year that are viewed as disruptive in their market and leading edge, again as long as their financing plans come to fruition.  The Company has now engaged with but has not contracted with, a top investment bank due to the Company’s future partnerships and outlook.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2019 and beyond.

Results of Operation for the Three Months Ended September 30, 2019 and 2018

Revenues

For the three months ended September 30, 2019 the Company recorded royalty revenues of $50,034 compared to $36,582 for the three months ended September 30, 2018, an increase of $13,452 or 37%. The royalty rate that Starco Brands is paid varies on a per product basis and reflects approximately $31,500 of gross wholesale sales of Breathe, owned by Starco Brands, Inc. and manufactured and sold wholesale by our manufacturing partner, The Starco Group.  The royalties also reflect royalties from The Starco Group owned Betterbilt Kleen Out Drain Opener on wholesales of approximately $234,000 and from The Starco Group owned Winona Popcorn Spray on wholesales of approximately $225,500. The royalty income derived by Starco Brands is from wholesale sales by our manufacturing partner The Starco Group. Royalties are derived from sales of Breathe cleaning products, Walmart’s Parents Choice cleaning aerosol (a Breathe private label co-brand) Winona Popcorn Spray and Kleen Out drain opener.  The increase in the current year’s revenue (royalty income) is due to an increase in distribution and an increase in sales turnover on shelf and online.

Operating Expenses

For the three months ended September 30, 2019, compensation expense decreased $11,378, or 20% to $45,657 compared to $57,035 for the three months ended September 30, 2018. The decrease is due to lower officer compensation expense in the current period.

For the three months ended September 30, 2019, the Company incurred $6,911 in professional fees compared to $6,161 in the prior year, an increase of $750, or 12%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in advisory fees.

For the three months ended September 30, 2019, the Company incurred $56,130 in general and administrative expense as compared to $64,697 for the three months ended September 30,2018, a decrease of $8,567, or 13%.  The decrease can be attributed to decreased spending on public and investor relations as well as a decrease in administrative expenses.

Other income and expense

For the three months ended September 30, 2019 we had total other expense of $2,804 compared to $2,608 for the three months ended September 30, 2018. For the three months ended September 30, 2019, we had other income of $5,250 and interest expense of $8,054. For the three months ended September 30, 2018, the Company recorded interest income of $4 and other income from sub leasing its office space of $5,250. This was offset by interest expense of $7,862.

Net loss

For the three months ended September 30, 2019, the Company recorded net loss of $61,468 as compared to a net loss of $93,919 in the prior year. The decrease in net loss is the result of the combination of increased revenue and decreased operating expenses.

Results of Operation for the Nine Months Ended September 30, 2019 and 2018

Revenues

For the nine months ended September 30, 2019 the Company recorded royalty revenue of $228,783 compared to $77,061 for the nine months ended September 30, 2018, an increase of $151,722 or 197%. The royalty rate that Starco Brands is paid varies on a per product basis and reflects approximately $1,802,000 of wholesale sales of our branded and non-corporate owned licensed products, which are sold by our manufacturing partner, The Starco Group, Inc.  Revenues are from our marketing licensing agreements with The Starco Group, Inc, for various products mentioned above. The increase in the current year is due to an increase of distribution points, as well as an increase in sales turnover on shelves and online.

Operating Expenses

For the nine months ended September 30, 2019, compensation expense decreased $34,926, or 20% to $138,607 compared to $173,533 for the nine months ended September 30, 2018.. The decrease is due to lower officer compensation expense in the current period. In addition, there was $31,666 of non-cash stock compensation expense in the prior year for shares issued for services.

For the nine months ended September 30, 2019, the Company incurred $37,354 in professional fees compared to $95,290 in the prior year, a decrease of $57,936, or 61%. Professional fees are mainly accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The decrease is primarily due to a decrease in legal fees.

For the nine months ended September 30, 2019, the Company incurred $157,284 in general and administrative expense as compared to $212,670 for the nine months ended September 30, 2018, a decrease of $55,386, or 26%. The decrease can be attributed to decreased spending on marking and public relations as well as an attempt to decrease other smaller administrative expenses to conserve available cash.

Other income and expense

For the nine months ended September 30, 2019 we had total other income of $11,296 compared to other loss of $12,473 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 we recorded a gain on the extinguishment of debt for $19,434 for a credit memo received from a vendor,  other income of $15,750 and interest expense of $23,888. For the nine months ended September 30, 2018, the Company recorded interest income of $47 and other income from sub leasing its office space of $11,250. This was offset by interest expense of $23,770.

Net loss

For the nine months ended September 30, 2019, the Company recorded a net loss of $93,166 as compared to a net loss of $448,571 in the prior year, a decrease of $355,405. The decrease in net loss is the result of the combination of increased revenue and decreased operating expenses.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,633,508 at September 30, 2019, mostly due to the issuance of stock for services to strategic service providers to the Company, and had a net loss of $93,166 and net cash used by operating activities of $61,111 for nine months ended September 30, 2019.

We currently require cash of about $30,000 a month for operating expenses. The Company is close to break-even, but not there yet.  Operating expenses include items such as Board Member compensation, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to the CEO.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

STARCO BRANDS, INC.

Dated: November 14, 2019	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
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

Dated: November 14, 2019	/s/Ross Sklar Ross Sklar Chief Executive Officer

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

Dated: November 14, 2019	/s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending September 30, 2109 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2019	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: November 14, 2019	/s/Rachel Boulds Rachel Boulds Chief Financial Officer