Form 10-K
period 2019-12-31
Starco Brands, Inc.
filed 2020-04-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

-i-

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit t such files). Yes  [ X ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 46,193,294 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($2.90) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 29, 2018) was approximately $133,960,663.

At April 10, 2020, there were 159,090,914 shares of the registrant’s common stock outstanding.

-ii-

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

Starco Brands, Inc. is a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with The Starco Group provided Starco Brands with certain products on exclusive and royalty-free basis and other products on a non-exclusive and royalty basis; in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label and branded manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

The Company has conducted extensive research and has identified specific channels to penetrate with its new portfolio of novel technologies. The Company intends to raise capital to assist in launching and marketing these products through debt and equity financing. The Company has begun to execute this vision and has launched the first product line called ‘Breathe ™’, through our manufacturing partner, The Starco Group (“TSG”). Breathe is an environmentally-friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program for 2018, a tremendous honor.

The Breathe line is predominantly on 300 to 400 stores serviced through UNFI as well as in almost 500 Home Depots through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution to Home Depot and are currently presenting to others that are considered to be competitive players to Home Depot. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States.

The Company also became the marketer of record for Betterbilts Kleen Out branded drain opener and for the Winona Popcorn Spray. The Company provides marketing services to these brands when needed as per the terms of the agreement. Both products are available in all Walmart stores.  Through the Company’s relationship with TSG and their marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Patter (formally iServe), who is a shareholder in Starco Brands, Inc. The Company expects sales to continue to grow in this space.

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

We will need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  The Company is planning to utilize, as best as possible with limited financing, the services of Deutsch Marketing in order to help support the Company’s plan to try and partner with a global media Company to assist with marketing products on a larger level across a variety of media platforms in order to support its current retail and online distribution.  The Company is also planning on launching new products over the next year that are viewed as disruptive in their market and leading edge, again as long as their financing plans come to fruition.  The Company has now engaged with but has not contracted with, a top investment bank due to the Company’s future partnerships and outlook.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2020 and beyond.

For more information please visit our website at www.starcobrands.com

Employees

The Company currently has no full-time employees but uses independent contractors on an as needed basis.

Item 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company has not experienced a material impact.

Item 2.  PROPERTIES

Our principal offices are located at 250 26th Street, Suite 200, Santa Monica, California, 90402. We also rent space at 2501 West Burbank Blvd, Suite 201, Burbank, California, 91505.

Item 3.  LEGAL PROCEEDINGS

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. The Company denies any and all claims in the demand letter and intends to defend itself to the fullest extent of the law.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Markets Group OTCQB tier under the symbol “STCB.”  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

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

Holders

As of April 8, 2020, we had 151 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2019.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

For the year ended December 31, 2019 the Company recorded royalty revenues of $240,287 compared to $126,162 for the year ended December 31, 2018, an increase of $114,125 or 90.4%. The royalty rate that Starco Brands is paid varies on a per product basis and reflects approximately $1,802,000 of wholesale sales of our branded and non-corporate owned licensed products, which are sold by our manufacturing partner, The Starco Group, Inc.  Revenues are from our marketing licensing agreements with The Starco Group, Inc, for various products mentioned above. The increase in the current year is due to an increase of distribution points, as well as an increase in sales turnover on shelves and online.

Operating Expenses

For the year ended December 31, 2019, compensation expense decreased $37,391, or 17% to $185,325 compared to $220,716 for the year ended December 31, 2018. The decrease is due to lower officer compensation expense in the current year. In addition, there was $31,666 of non-cash stock compensation expense in the prior year for shares issued for services.

For the year ended December 31, 2019, the Company incurred $45,375 in professional fees compared to $103,842 in the prior year, a decrease of $58,467, or 56%. Professional fees are mainly accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The decrease is primarily due to a decrease in legal fees.

For the year ended December 31, 2019, the Company incurred $159,365 in general and administrative expense as compared to $250,586 for the prior year, a decrease of $91,221, or 36.4%. The decrease can be attributed to decreased spending on marketing and public relations as well as an attempt to decrease other smaller administrative expenses to conserve available cash.

Other income and expense

For the year ended December 31, 2019 we had total other income of $7,814 compared to $38,697 for the year ended December 31, 2018. For the year ended December 31, 2019, the Company recorded other income from subleasing its office space of $21,000 and a gain on extinguishment of debt of $19,434. This was offset by interest expense of $32,620. For the year ended December 31, 2018, the Company recorded interest income of $47 and other income from sub leasing its office space of $16,500. and a gain on extinguishment of debt of $54,122. This was offset by interest expense of $31,972.

Net loss

For the year ended December 31, 2019, the Company recorded a net loss of $139,964 as compared to a net loss of $441,951 in the prior year, a decrease of $301,987 or 68.3%. The decrease in net loss is the result of the combination of increased revenue and decreased operating expenses.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,680,306 at December 31, 2019, had a net loss of $139,964 and net cash used in operating activities of $43,382 for year ended December 31, 2019  .

We netted $47,415 from financing activities for the year ended December 31, 2019 compared to $4,254 for the year ended December 31, 2018.

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

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years.

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

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact. We recorded an adjustment in January 2019, to both the assets and liabilities to recognize a lease related to office space.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starco Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Starco Brands, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as Going Concern

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

Haynie & Company Salt Lake City, Utah April 14, 2020 We have served as the Company’s auditor since 2016.

STARCO BRANDS, INC. BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$4,754	$721
Accounts receivable, related party	14,496	17,504
Prepaid and other assets	38,661	25,974
Total Current Assets	57,911	44,199

Right of use lease asset, operating, net	85,077	-
Deposit	3,500	3,500
Total Assets	$146,488	$47,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$188,036	$171,954
Other payables and accruals	284,883	280,914
Accrued compensation	83,900	45,850
Lease obligation	40,806	-
Loans payable – related party	411,862	373,346
Notes payable	35,629	26,731
Total Current Liabilities	1,045,116	898,795
Lease obligation – noncurrent portion	45,632	-
Total Liabilities	1,090,748	898,795

Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 159,090,914 shares issued and outstanding, respectively	159,091	159,091
Additional paid in capital	15,576,955	15,530,155
Accumulated deficit	(16,680,306)	(16,540,342)
Total Stockholders' Deficit	(944,260)	(851,096)
Total Liabilities and Stockholders' Deficit	$146,488	$47,699

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues, net, related party	$240,287	$126,162

Operating Expenses:
Compensation expense	183,325	220,716
Officer stock compensation	-	31,666
Professional fees	45,375	103,842
General and administrative	159,365	250,586
Total operating expenses	388,065	606,810

Loss from operations	(147,778)	(480,648)

Other Income (Expense):
Interest expense	(32,620)	(31,972)
Interest income	-	47
Other income	21,000	16,500
Gain on extinguishment of debt	19,434	54,122
Total other income	7,814	38,697

Net Loss	$(139,964)	$(441,951)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, Basic & Diluted	159,090,914	133,511,633
The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT
	Common Stock		Additional	Common
	Shares	Amount	Paid in Capital	Stock to be Issued	Accumulated Deficit	Total
Balance, December 31, 2017	2,417,569	$2,418	14,965,081	$600,000	$(16,098,391)	$(530,892)
Shares issued for service	30,300,000	30,300	(22,119)	-	-	8,181
Shares issued to officer and directors for services	117,282,442	117,282	(85,616)	-	-	31,666
Shares issued for stock payable	9,090,903	9,091	590,909	(600,000)	-	-
Contributed services	-	-	81,900	-	-	81,900
Net Loss	-	-	-	-	(441,951)	(441,951)
Balance, December 31, 2018	159,090,914	159,091	15,530,155	-	(16,540,342)	(851,096)
Contributed services	-	-	46,800	-	-	46,800
Net Loss	-	-	-	-	(139,964)	(139,964)
Balance, December 31, 2019	159,090,914	$159,091	$15,576,955	$-	$(16,680,306)	$(944,260)

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2019	2018
Cash Flow Activity from Operating Activities:
Net Loss for the Year	$(139,964)	$(441,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	8,181
Stock based compensation – related party	-	31,666
Contributed services	46,800	81,900
Non cash lease expense	37,863	-
Gain on extinguishment of debt	(19,434)	(54,122)
Changes in Operating Assets and Liabilities:
Accounts receivable – related party	3,008	(12,812)
Prepaids & other assets	(12,688)	17,245
Accounts payable	34,154	28,767
Lease liability	(36,502)	-
Accrued expenses	43,381	23,412
Net Cash Used in Operating Activities	(43,382)	(317,714)

Cash Flow Activity from Financing Activities:
Advances from related parties	103,221	2,000
Repayment of advances from a related party	(64,705)	(2,000)
Proceeds from notes payable	55,000	50,382
Payments on notes payable	(46,101)	(46,128)
Net Cash Provided by Financing Activities	47,415	4,254

Net Increase / (Decrease) in Cash	4,033	(313,460)
Cash at Beginning of Year	721	314,181
Cash at End of Year	$4,754	$721

Cash paid during the year for:
Interest	$30,541	$30,541
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of accrued salary	$-	$90,020
Operating lease right of use assets	$122,825	$-
Operating lease liability	$122,825	$-

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2019 or 2018.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019.

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

The Company earns its revenue from the licensing agreements it has with The Starco Group, Inc., ("TSG") a related party. The Company licenses the right to manufacture and sell certain products to TSG. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognized its revenue only when it receives a report of sales made by TSG to a third party.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2019 and 2018, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this accounting standard update.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841).  This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,680,306 at December 31, 2019, had a net loss of $139,964 and net cash used in operating activities of $43,382 for the year ended December 31, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture fixtures and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2019	December 31, 2018
Equipment	$16,574	$16,574
Furniture	16,701	16,701
Computers & Hardware	5,187	5,187
Less: accumulated depreciation	(38,462)	(38,462)
Property and equipment, net	$-	$-

Depreciation expense

Depreciation expense for the years ended December 31, 2019 and 2018 was $0 and $0, respectively.

NOTE 5 – NOTES PAYABLE

The Company had two financing loans for its Director and Officer Insurance (“D&O”), both of which expired in the third quarter of 2018 and were replaced with a new single loan.  The D&O was renewed, and a new financing agreement obtained in September 2019. As of December 31, 2019 and 2018 the loan had a balance of $32,329 and $45,663, respectively. The new loan bears interest at 6.97% and is due within one year.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – OPERATING LEASE

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease has been extended for an additional three-year term. Current monthly lease payments are $3,742 with yearly increases. The lease required a deposit of $3,500 which was paid on December 10, 2015. The lease is being accounted for under ASU 2016-02 Leases (Topic 842). The company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.   As of December 31, 2019, the Company has accrued rent due of $21,653 and a Lease Obligation of $86,438.

Asset	Balance Sheet Classification	December 31, 2019
Operating lease asset	Right of use asset	$85,077
Total lease asset		$85,077

Liability
Operating lease liability – current portion	Current operating lease liability	$40,806
Operating lease liability – noncurrent portion	Long-term operating lease liability	45,632
Total lease liability		$86,438

Lease obligations at December 31, 2019 consisted of the following:

For the year ended December 31:
2020	$46,255
2021	47,642
Total payments	$93,897
Amount representing interest	$(7,459)
Lease obligation, net	86,438
Less current portion	(40,806)
Lease obligation – long term	$45,632

The lease expense for the year ended December 31, 2019 was $44,908, which consisted of amortization expense of $36,388 and interest expense of $8,520.

The cash paid under this operating lease during the year ended December 31, 2019 was $40,923. At December 31, 2019, the weighted average remaining lease term is 2 years and the weighted average discount rate is 8%.

NOTE 7 – COMMITMENTS & CONTINGENCIES

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s Chairman and former CEO, advanced the Company $289,821 to pay for general operating expenses, his and Martin Goldrod’s personal compensation. The advances are uncollateralized, require a monthly interest payment of $2,545 and due on demand.

On February 26, 2018, the Board approved the issuance of 117,282,442 shares of common stock to its officers and directors for services rendered at a price per share of $0.00027 for total non-cash expense of $31,666.

As of December 31, 2019, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $47,129 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

As of December 31, 2019, the Company owes the CEO and Chairman $1,500 and $568, respectively, for cash advances to the Company.

During the years ended December 31, 2019 and 2018, the Company recognized royalty income of $240,287 and $126,162, respectively and had a $14,496 receivable from The Starco Group. The Company licenses the right to manufacture and sell certain products to TSG. Mr. Sklar, CEO, is the founder and current CEO of TSG.

NOTE 9 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the years is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2017	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003

Exercisable, December 31, 2019	2,000,000	$1.05	$0.003

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 11 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21%  and 5% for state is being used.

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$1,295,500	$1,282,700
Related party accrual	75,400	75,400
Depreciation	(5,100)
Payroll accrual	21,800	11,900
Deferred tax liabilities:
Less valuation allowance	(1,387,600)	(1,370,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2019	2018
Book loss	$(36,300)	$(114,900)
Meals and entertainment	600	1,000
Depreciation	(100)
Other nondeductible expenses	12,100	39,300
Accrued payroll	9,900	58,900
Valuation allowance	13,800	15,700
	$-	$-

At December 31, 2019, the Company had net operating loss carry forwards of approximately $4,983,000 that may be offset against future taxable income from the year 2020 to 2039. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that no material subsequent events exist other then the following.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years.

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. The Company denies any and all claims in the demand letter and intends to defend itself to the fullest extent of the law.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2019, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

Name	Age	Position	Term of Director
Ross Sklar	44	President, CEO and Director	August 2015 until next annual meeting
Sanford Lang	74	Chairman of the Board	January 2010 until next annual meeting
Martin Goldrod	78	Director	January 2010 until next annual meeting
Rachel Boulds	50	Chief Financial Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2019, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar, CEO	2019 2018	$0 $0	$0 $0	$0 $26,239	$0 $0	$0 $0	$0 $0	$0 $0	$0 $26,239
Sanford Lang, Former CEO	2019 2018	$65,600 $71,400	$0 $0	$0 $4,860	$0 $0	$0 $0	$0 $0	$0 $0	$65,600 $76,260
Martin Goldrod, COO	2019 2018	$20,250 $22,900	$0 $0	$ $540	$0 $0	$0 $0	$0 $0	$0 $0	$20,250 $23,440
Rachel Boulds, CFO	2019 2018	$9,000 $9,500	$0 $0	$0 $27	$0 $0	$0 $0	$0 $0	$0 $0	$9,000 $9,527

(1) Amounts indicated are cash payments. Officers may have accrued unpaid salary

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2019.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 159,090,914 shares of common stock outstanding as of April 8, 2020.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	15,926,843 (1)	10.0%
Common Stock	Martin Goldrod	1,995,417	1.3%
Common Stock	Rachel Boulds	100,833	0.0%
Common Stock	Ross Sklar	93,716,226	58.9%
	Directors and executive officers as a group (4 persons)	111,739,319	70.2%

(1) Represents 15,910,176 shares by Mr. Lang, 16,667 shares held by his spouse and 333 shares held by a child living with him.

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

During the year ended December 31, 2017, Sanford Lang, the Company’s Chairman and former CEO, advanced the Company $289,821 to pay for general operating expenses, his and Martin Goldrod’s personal compensation. The advances are uncollateralized, require a monthly interest payment of $2,545 and due on demand.

On February 26, 2018, the Board approved the issuance of 117,282,442 shares of common stock to its officers and directors for services rendered at a price per share of $0.00027 for total non-cash expense of $31,666.

As of December 31, 2019, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $34,450 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

As of December 31, 2019, the Company owes the CEO and Chairman $1,500 and $568, respectively, for cash advances to the Company.

During the years ended December 31, 2019, the Company recognized royalty income of $240,287 and $126,162, respectively and had a $14,496 receivable from The Starco Group.

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

	2019	2018
Audit fees	$31,000	$34,180
Audit-related fees	$-	$-
Tax fees	$2,500	$2,400
All other fees	$-	$-

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

*Previously filed

-38

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

Signature	Title	Date

/s/ Ross Sklar Ross Sklar	Chief Executive Officer, Director	April 14, 2020

/s/ Martin Goldrod Martin Goldrod	Director and Secretary/Treasurer	April 14, 2020

/s/ Rachel Boulds Rachel Boulds	Chief Financial Officer	April 14, 2020

/s/ Sandford Lang Sanford Lang	Chairman of the Board and Director	April 14, 2020

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ross Sklar, hereby certify that:

(1) I have reviewed this annual report on Form 10-K for the year ended December 31, 2019 (the “report”) of Starco Brands, Inc.;

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

Dated: April 13, 2020	/s/Ross Sklar Chief Executive Officer

Exhibit 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Rachel Boulds, hereby certify that:

(1) I have reviewed this annual report on Form 10-K for the year ended December 31, 2019 (the “report”) of Starco Brands, Inc.;

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

Dated: April 13, 2020	/s/ Rachel Boulds Chief Financial Officer

Exhibit 32.1

STARCO BRANDS, INC.

CERTIFICATION OF PERIODIC REPORT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

18 U.S.C. Section 1350

The undersigned executive officers of Starco Brands, Inc. certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

• the annual report on Form 10-K of the Company for the year ended December 31, 2019, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

• the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2020	/s/Ross Sklar Ross Sklar Chief Executive Officer /s/ Rachel Boulds Rachel Boulds Chief Financial Officer

-42-.