Form 10-Q
period 2020-03-31
Starco Brands, Inc.
filed 2020-05-15
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2020

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

-i-

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2020, the issuer had 159,090,914 shares of its common stock issued and outstanding.

-ii-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$50,581	$4,754
Accounts receivable, related party	17,974	14,496
Prepaid and other assets	28,199	38,661
Total Current Assets	96,754	57,911

Right of use lease asset, operating, net	75,175	85,077
Deposit	3,500	3,500
Total Assets	$175,429	$146,488

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$157,442	$188,036
Other payables and accruals	284,883	284,883
Accrued compensation	89,200	83,900
Lease obligation	41,976	40,806
Loans payable – related party	512,000	411,862
Notes payable	22,029	35,629
Total Current Liabilities	1,107,530	1,045,116
Lease obligation – noncurrent portion	34,564	45,632
Total Liabilities	1,142,094	1,090,748

Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 159,090,914 shares issued and outstanding, respectively	159,091	159,091
Additional paid in capital	15,588,655	15,576,955
Accumulated deficit	(16,714,411)	(16,680,306)
Total Stockholders' Deficit	(966,665)	(944,260)
Total Liabilities and Stockholders' Deficit	$175,429	$146,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2020	2019
Revenues, net, related party	$55,674	$61,263

Operating Expenses:
Compensation expense	46,523	46,720
Professional fees	1,806	21,757
General and administrative	37,647	35,296
Total operating expenses	85,976	103,773

Loss from operations	(30,302)	(42,510)

Other Income (Expense):
Interest expense	(9,053)	(8,031)
Other income	5,250	5,250
Total other expense	(3,803)	(2,781)

Loss before provision for income taxes:
Provision for income taxes	-	-

Net Loss	$(34,105)	$(45,291)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	159,090,914	159,090,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS DEFICIT (Unaudited)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	159,090,914	$159,091	$15,530,155	$(16,540,342)	$(851,096)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(45,291)	(45,291)
Balance, March 31, 2019	159,090,914	159,091	15,541,855	(16,585,633)	(884,687)

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS DEFICIT (Unaudited)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	159,090,914	$159,091	$15,576,955	$(16,680,306)	$(944,260)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(34,105)	(34,105)
Balance, March 31, 2020	159,090,914	$159,091	$15,588,655	$(16,714,411)	$(966,665)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(34,105)	$(45,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	11,700	11,700
Noncash lease expense	9,902	-
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(3,478)	(1,749)
Prepaids & other assets	10,462	3,362
Accounts payable	(30,594)	20,318
Lease liability	(9,898)	-
Accrued expenses	5,438	6,911
Net Cash Used in Operating Activities	(40,573)	(4,749)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/loans from a related party	100,000	37,197
Repayment of advances from a related party	-	(15,000)
Payments on notes payable	(13,600)	(9,926)
Net Cash Provided by Financing Activities	86,400	12,271

Net Increase in Cash	45,827	7,522
Cash at Beginning of Period	4,754	721
Cash at End of Period	$50,581	$8,243

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash disclosure:
Establish operating lease asset and related liability	$-	$122,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of this standard did not result in a material change to the earnings.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,714,411, predominantly from the Company granting stock for services during its reorganization in 2017 and 2018, at March 31, 2020, had a net loss of $34,105 and net cash used by operating activities of $40,573 for the three months ended March 31, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company has a financing loan for its Director and Officer Insurance (“D&O”), that was renewed in September 2019. As of March 31, 2020, and December 31, 2019 the loan had a balance of $18,729 and $32,329, respectively. The new loan bears interest at 6.97% and is due within one year.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – OPERATING LEASE

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease has been extended for an additional three-year term. Current monthly lease payments are $3,855 with yearly increases. The lease required a deposit of $3,500 which was paid on December 10, 2015. The lease is being accounted for under ASU 2016-02 Leases (Topic 842). The company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.   As of March 31, 2020, the Company has accrued rent due of $21,653 and a Lease Obligation of $76,540.

Asset	Balance Sheet Classification	March 31, 2020	December 31, 2019
Operating lease asset	Right of use asset	$75,175	$85,077
Total lease asset		$75,175	$85,077

Liability
Operating lease liability – current portion	Current operating lease liability	$41,976	$40,806
Operating lease liability – noncurrent portion	Long-term operating lease liability	34,564	45,632
Total lease liability		$76,540	$86,438

Lease obligations at March 31, 2020 consisted of the following:

For the year ended December 31:
2020	$34,691
2021	47,644
Total payments	$82,335
Amount representing interest	$(5,795)
Lease obligation, net	76,540
Less current portion	(41,976)
Lease obligation – long term	$34,564

The lease expense for the three months ended March 31, 2020 was $11,567, which consisted of amortization expense of $9,898 and interest expense of $1,666.

The lease expense for the three months ended March 31, 2019 was $11,567, which consisted of amortization expense of $8,827 and interest expense of $2,400.

The cash paid under this operating lease during the three months ended March 31, 2020 was $11,227. At March 31, 2020, the weighted average remaining lease term is 1.75 years and the weighted average discount rate is 8%.

NOTE 6 – COMMITMENTS & CONTINGENCIES

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the  Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. The Company denies any and all claims in the demand letter, however it is negotiating to settle the issue.

Accrued Liability

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement, the investor transferred $150,000 to the Company to be used for the development of a specific product. The product for which the investment was intended was never produced this agreement is being renegotiated. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s Chairman and former CEO, advanced the Company $289,821 to pay for general operating expenses, his and Martin Goldrod’s personal compensation. The advances are uncollateralized, require a monthly interest payment of $2,545 and due on demand.

As of March 31, 2020, the Company owed The Starco Group, Inc, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $47,129 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

As of March 31, 2020, the Company owes two members of the board $1,570 and $637, respectively, for cash advances to the Company.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years.

During the three months ended March 31, 2020 and 2019, the Company recognized royalty income of $55,674 on approximately $547,000 of related party gross sales and $61,263 on approximately $609,000 of related party gross sales, respectively.  There is a $17,974 receivable from The Starco Group as of March 31, 2020.  Mr. Sklar, CEO, is the founder and current CEO of TSG.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2020	2,000,000	$1.05	$0.003

Exercisable, March 31, 2020	2,000,000	$1.05	$0.003

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

The Company has conducted extensive research and has identified specific channels to penetrate with its new portfolio of novel technologies. The Company intends to raise capital to assist in launching and marketing these products through debt and equity financing. The Company has begun to execute this vision and has launched the first product line called ‘Breathe ®’, through our manufacturing partner, The Starco Group (“TSG”). Breathe is an environmentally-friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program for 2018, a tremendous honor.

The Breathe line is predominantly in 300 to 400 stores serviced through UNFI as well as in almost 500 Home Depots through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution to Home Depot and are currently presenting to others that are considered to be competitive players to Home Depot. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States.

The Company has also recently launched the Breathe Hand Sanitizer Spray in April 2020.  This invention was created and patents were filed by Alim Enterprises, LLC. (“AE”) an arm’s length entity owned by Mr. Sklar.  Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s The Starco Group.  The product was developed as a result of supply chains collapsing in traditional packaging components used in manufacturing hand sanitizer.  BCL is an at scale manufacturer that started approximately 50 years ago in Santa Clarita, California of personal care products including hand sanitizer.  Due to the out break of Corona Virus many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar’s AE the concept of a spray hand sanitizer was invented.  AE filed patents on the first ever aerosol spray hand sanitizer with 75% alcohol solution that utilizes only compressed air and nitrogen as the products propellant. AE its intellectual property counsel believes the product is novel and warrants a utility patent.

The product is being manufactured by BOV Solutions, Inc. a division of The Starco Group that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products.  The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and The Starco Group’s existing distribution footprints in the United States. The Company launched the product on April 20, 2020 via a Press Release and did so in partnership with Dollar General to be distributed in all their 15,000 stores.  The Company also landed Wegmans, HLA, J Winkler, KeHe, Wakefern, Autozone, Smart & Final, APCI, Home Depot, Harris Teeter, HyVee, UNFI and Giant Eagle, with others onboarding this quarter.  The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly as well on the Company’s website www.breathesanitizer.com.

The Company is also the marketer of record and not the owner of both the Betterbilt Chemical’s Kleen Out® branded drain opener and the Winona® Butter Flavor Popcorn Spray. The Company provides marketing services to these brands when needed as per the terms of the agreement. Both products are available in all Walmart stores.  Through the Company’s relationship with TSG and their marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in Starco Brands, Inc. The Company expects sales to continue to grow in this space.

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

We will need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  The Company is planning to utilize, as best as possible with limited financing, the services of Deutsch Marketing in order to help support the Company’s marketing plan and the Company intends to try and partner with a global media Company to assist with marketing products on a larger level across a variety of media platforms in order to support its current retail and online distribution.  The Company is also planning on launching new products over the next year that are viewed as disruptive in their market and leading edge, again as long as their financing plans come to fruition.  The Company has now engaged with but has not contracted with, a top investment bank due to the Company’s future partnerships and outlook.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2020/21 and beyond.

For more information please visit our website at www.starcobrands.com, www.breathecleaning.com, and www.breathesanitizer.com.

Results of Operation for the Three Months Ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020 the Company recorded royalty revenues of $55,674 compared to $61,263 for the three months ended March 31, 2019, a decrease of $5,589 or 9.1%. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products, which are sold by our manufacturing partner, The Starco Group. Revenues are from our marketing licensing agreements with The Starco Group for various products mentioned above. The decrease in the current period is due to supply chain issues related to the corona virus outbreak.

Operating Expenses

For the three months ended March 31, 2020 compensation expense to Sandy Lang, Marty Goldrod and Rachel Boulds, the only people compensated in the Company decreased only $197, or 0.4% to $46,523 compared to $46,720 for the three months ended March 31, 2019.

For the three months ended March 31, 2020, the Company incurred $1,806 in professional fees compared to $21,757 in the prior period, a decrease of $19,951, or 91.7%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The decrease is primarily due to a decrease in advisory fees.

For the three months ended March 31, 2020, the Company incurred $37,647 in general and administrative expense as compared to $35,296 for the three months ended March 31, 2019, an increase of $2,351, or 6.7%.  The increase can be attributed to a slight increase of spending on marketing.

Other income and expense

For the three months ended March 31, 2020 we had total other expense of $3,803 compared to $2,781 for the three months ended March 31, 2019. For the three months ended March 31, 2020, we had other income from sub leasing our office space of $5,250 and interest expense of $9,053. For the three months ended March 31, 2019, we had other income of $5,250 and interest expense of $8,031.

Net loss

For the three months ended March 31, 2020, the Company recorded net loss of $34,105 as compared to a net loss of $45,291 in the prior year.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,714,411 at March 31, 2020, due to providing stock for services when the Company reorganized in 2017/18, and had a net loss of $34,105 and net cash used in operating activities of $40,573 for the three months ended March 31, 2020.

We netted $86,400 from financing activities for the three months ended March 31, 2020, due to a $100,000 loan from our CEO, compared to $12,271 for the three months ended March 31, 2019.

We currently require cash of about $30,000 a month for operating expenses. The Company is close to break-even, but not there yet. Operating expenses include items such as Board Member compensation to two of our directors, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to the CEO Ross Sklar.

We have an outstanding loan of approximately $300,000 from Sandy Lang that requires monthly interest payments of $2,545. This was used to pay the monthly compensation of Sandy Lang and Marty Goldrod and some administrative costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the  Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. The Company denies any and all claims in the demand letter but is negotiating to settle the issue.

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

STARCO BRANDS, INC.

Dated: May 15, 2020	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
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

Dated: May 15, 2020	/s/Ross Sklar Ross Sklar Chief Executive Officer

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

Dated: May 15, 2020	/s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending March 31, 2020 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2020	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: May 15, 2020	/s/Rachel Boulds Rachel Boulds Chief Financial Officer.