Form 10-Q
period 2020-06-30
Starco Brands, Inc.
filed 2020-08-14
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number:  0-54892

STARCO BRANDS, INC

 (Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 26th Street, Suite 200, Santa Monica, CA	90402
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2020, the issuer had 159,090,914 shares of its common stock issued and outstanding.

-ii-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2020 and December 31, 2019 (unaudited)	3
Condensed Statements of Operations for the Three and Six Months ended June 30, 2020 and 2019 (unaudited)	4
Condensed Statements of Stockholders’ Deficit for the Six Months ended June 30, 2020 and 2019 (unaudited)	5-6
Condensed Statements of Cash Flows for the Six Months ended June 30, 2020 and 2019 (unaudited)	7
Notes to the Condensed Financial Statements (unaudited)	8-13

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$10,530	$4,754
Accounts receivable, related party	260,354	14,496
Prepaid and other assets	11,236	38,661
Total Current Assets	282,120	57,911

Right of use lease asset, operating, net	65,078	85,077
Deposit	3,500	3,500
Total Assets	$350,698	$146,488

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$180,669	$188,036
Other payables and accruals	292,947	284,883
Accrued interest – related party	584	-
Accrued compensation	87,700	83,900
Lease obligation	43,171	40,806
Loans payable – related party	512,200	411,862
Notes payable	9,512	35,629
Total Current Liabilities	1,126,783	1,045,116
Lease obligation – noncurrent portion	23,271	45,632
Total Liabilities	1,150,054	1,090,748

Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,090,914 and 159,090,914 shares issued and outstanding, respectively	159,091	159,091
Additional paid in capital	15,600,355	15,576,955
Accumulated deficit	(16,558,802)	(16,680,306)
Total Stockholders' Deficit	(799,356)	(944,260)
Total Liabilities and Stockholders' Deficit	$350,698	$146,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net, related party	$296,590	$117,486	$352,264	$178,749

Operating Expenses:
Compensation expense	45,200	46,230	91,723	92,950
Professional fees	27,473	8,686	29,279	30,443
General and administrative	68,852	65,858	106,499	101,154
Total operating expenses	141,525	120,774	227,501	224,547

Gain (loss) from operations	155,065	(3,288)	124,763	(45,798)

Other Income (Expense):
Interest expense	(6,256)	(7,803)	(15,309)	(15,834)
Gain on forgiveness of debt	3,300	19,434	3,300	19,434
Other income	3,500	5,250	8,750	10,500
Total other income (expense)	544	16,881	(3,259)	14,100

Income (loss) before provision for income taxes	155,609	13,593	121,504	(31,698)
Provision for income taxes	-	-	-	-

Net Income (Loss)	$155,609	$13,593	$121,504	$(31,698)

Income (Loss) per share, basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Weighted average shares outstanding, basic and diluted	159,090,914	159,090,914	159,090,914	159,090,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF STOCKHOLDERS DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	159,090,914	$159,091	$15,576,955	$(16,680,306)	$(944,260)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(34,105)	(34,105)
Balance, March 31, 2020	159,090,914	159,091	15,588,655	(16,714,411)	(966,665)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	155,609	155,609
Balance, June 30, 2020	159,090,914	$159,091	$15,600,355	$(16,558,802)	$(799,356)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	159,090,914	$159,091	$15,530,155	$(16,540,342)	$(851,096)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(45,291)	(45,291)
Balance, March 31, 2019	159,090,914	159,091	15,541,855	(16,585,633)	(884,687)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	13,593	13,593
Balance, June 30, 2019	159,090,914	$159,091	$15,553,555	$(16,572,040)	$(859,394)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$121,504	$(31,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	(3,300)	19,434
Contributed services	23,400	23,400
Noncash lease expense	19,999	-
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(245,858)	(1,128)
Prepaids & other assets	27,425	16,584
Accounts payable	(7,366)	(15,651)
Lease liability	(19,996)	-
Accrued expenses	12,448	2,708
Net Cash (Used in) Provided by Operating Activities	(71,744)	13,649

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/loans from a related party	100,337	54,518
Repayment of advances from a related party	-	(42,700)
Payments on notes payable	(22,817)	(16,639)
Net Cash Provided by (Used in) Financing Activities	77,520	(4,821)

Net Increase in Cash	5,776	8,828
Cash at Beginning of Period	4,754	721
Cash at End of Period	$10,530	$9,549

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash disclosure:
Establish operating lease asset and related liability	$-	$122,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (the "Company") then operating under a different name, was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in the anticipated business.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Company pivoted to commercializing novel consumer products manufactured by The Starco Group.  The Starco Group is a private label and branded  aerosol and liquid fill manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, FDA over the counter pharmaceuticals, sun care, cooking oils, beverage and spirits.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,558,802, predominantly from the Company granting stock for services during its reorganization in 2017 and 2018. The Company had a working capital deficit of $844,663 and net cash used by operating activities of $71,744 for the six months ended June 30, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company has a financing loan for its Director and Officer Insurance (“D&O”), that was renewed in September 2019. As of June 30, 2020, and December 31, 2019, the loan had a balance of $9,512 and $32,329, respectively. The new loan bears interest at 6.97%, and requires monthly payments through July 2020.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan was unsecured, non-interest bearing and due on demand. This loan was forgiven during the six months ended June 30, 2020 and a gain on the forgiveness of debt was recognized.

NOTE 5 – OPERATING LEASE

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease has been extended for an additional three-year term. Current monthly lease payments are $3,855 with yearly increases. The lease required a deposit of $3,500 which was paid on December 10, 2015. The lease is being accounted for under ASU 2016-02 Leases (Topic 842). The Company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.   As of June 30, 2020, the Company has accrued rent due of $21,653 and a Lease Obligation of $66,442.

Asset	Balance Sheet Classification	June 30, 2020	December 31, 2019
Operating lease asset	Right of use asset	$65,078	$85,077
Total lease asset		$65,078	$85,077

Liability
Operating lease liability – current portion	Current operating lease liability	$43,171	$40,806
Operating lease liability – noncurrent portion	Long-term operating lease liability	23,271	45,632
Total lease liability		$66,442	$86,438

Lease obligations at June 30, 2020 consisted of the following:

For the year ended December 31:
2020	$23,128
2021	47,643
Total payments	$70,771
Amount representing interest	$(4,329)
Lease obligation, net	66,442
Less current portion	(43,171)
Lease obligation – long term	$23,271

The lease expense for the three months ended June 30, 2020 was $11,564, which consisted of amortization expense of $10,098 and interest expense of $1,466.

The lease expense for the six months ended June 30, 2020 was $23,128, which consisted of amortization expense of $19,996 and interest expense of $3,132.

The lease expense for the three months ended June 30, 2019 was $11,227, which consisted of amortization expense of $9,004 and interest expense of $2,223.

The lease expense for the six months ended June 30, 2019 was $22,454, which consisted of amortization expense of $17,831 and interest expense of $4,623.

The cash paid under this operating lease during the six months ended June 30, 2020 was $18,918. At June 30, 2020, the weighted average remaining lease term is 1.50 years and the weighted average discount rate is 8%.

NOTE 6 – COMMITMENTS & CONTINGENCIES

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the  Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While the Company denies any wrongdoing, it is in the process of negotiating a settlement.

Accrued Liability

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement, the investor transferred $150,000 to the Company to be used for the development of a specific product. The product for which the investment was intended was never produced and this agreement is being renegotiated. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced the Company $289,821 to pay for general operating expenses, his and Martin Goldrod’s personal compensation. The advances are uncollateralized, require a monthly interest payment of $2,545 and due on demand.

As of June 30, 2020, the Company owed The Starco Group, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $47,129 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

As of June 30, 2020, the Company owes two of its board members $1,769 and $637, respectively, for cash advances to the Company and accrued compensation of $6,850 and $34,800, respectively.

As of June 30, 2020, the Company has total accrued compensation due to its CFO of $46,050.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years. As of June 30, 2020, there is $584 of accrued interest due on this note.

During the three months ended June 30, 2020 and 2019, the Company recognized royalty income of $296,590 on $1,595,622 of gross sales and $117,486 on approximately $783,260 of gross sales, respectively.  During the six months ended June 30, 2020 and 2019, the Company recognized royalty income of $352,264 on approximately $2,147,467 of gross sales and $178,749 on approximately $1,392,154 of gross sales, respectively.  There is a $260,354 receivable from The Starco Group as of June 30, 2020.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2020	2,000,000	$1.05	$0.003

Exercisable, June 30, 2020	2,000,000	$1.05	$0.003

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

On July 23, 2020, pursuant to the terms of a consulting agreement the Company granted 49,751 shares of common stock for services to be provided from August 1, 2020 through February 1, 2021.

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

        ·our future strategic plans;

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

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers.  Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 12 months as the Company begins to implement a stronger media and social strategy.

Starco Brands, Inc. is a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands and marketing, and building relationships with marketing agencies and large media companies to assist in pushing the Companies products.. The licensing agreement with The Starco Group provided Starco Brands with certain products on exclusive and royalty-free basis and other products on a non-exclusive and royalty basis; in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label and branded manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

The Company has conducted research and has identified specific channels to penetrate with its new portfolio of novel technologies. The Company intends to raise capital to assist in launching and marketing these products through debt and equity financing. The Company has begun to execute this vision and has launched the first product line called ‘Breathe ®’, through our manufacturing partner, The Starco Group (“TSG”). Breathe is an environmentally-friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program.

This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program for 2018, a tremendous honor.

The Breathe line is predominantly in 300 to 400 stores serviced through United Natural Foods, Inc. (“UNFI”) as well as in almost 500 Home Depots through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution for the Breathe household cleaning aerosol line to Home Depot and are currently presenting to others that are considered to be competitive players to Home Depot. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States.

The Company has also recently launched the Breathe Hand Sanitizer Spray in April 2020.  This invention was created and patents were filed by Alim Enterprises, LLC, (“AE”) an arm’s length entity owned by Mr. Sklar.  Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s The Starco Group.  The product was developed as a result of supply chains collapsing during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure.  BCL is an at scale manufacturer that started approximately 50 years ago in Santa Clarita, California with personal care products including hand sanitizer.  Due to the outbreak of Coronavirus many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar’s AE, the concept of a spray hand sanitizer was invented. AE filed patents on the first ever aerosol spray hand sanitizer with 75% alcohol solution that utilizes only compressed air and nitrogen as the products propellant. AE and its intellectual property counsel believe the product is novel and warrants a utility patent.

The product is being manufactured by BOV Solutions, a division of The Starco Group that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products.  The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and The Starco Group’s existing distribution footprints in the United States. The Company launched the product on April 20, 2020 via a Press Release and did so in partnership with Dollar General to be distributed in all their 15,000 stores.  The Company has also partnered with Wegmans, HLA and J Winkler.  Since then the Company is now distributing the product to The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macys, Smart & Final, Weeks and a few others. The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly on the Company’s website www.breathesanitizer.com and on Amazon and Walmart.com.

The Company is also the marketer of record but not the owner of Betterbilt Chemical’s Kleen Out® branded drain opener and for the Winona® Butter Flavor Popcorn Spray. The Company provides marketing services to these brands when needed as per the terms of the agreement. Both products are available in all Walmart stores.  Through the Company’s relationship with TSG and their marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in Starco Brands, Inc. The Company expects sales to continue to grow in this space.

In addition, as long as the Company can continue to raise capital the Company plans to launch other products in spray condiments, air care, suncare, hair care, , personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.  Financing growth and launching of new products is key and the Company’s ability to raise further capital is critical.

We will need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  The Company is planning to utilize, as best as possible with limited financing, the services of Deutsch Marketing in order to help support the Company’s marketing plan.  The Company also engaged with a marketing agency called The Woo.  The Woo has core competencies in web design, developing social marketing assets and video production. The Company has also partnered with a global media firm called Hearst Media to assist with marketing products on a larger level across a variety of owned media platforms. The concept of the deal with Hearst is that the Company will partner with an applicable brand owned by Hearst that will be cobranded with a Starco Brands product. The first deal that was executed was the Breathe household cleaning line and the hand sanitizer line that was approved for the Good Housekeeping Seal of approval and now the packaging and all marketing showcases the seal.  The brand is then marketed across the Hearst platform and over the last 60 days has been showcased in Women’s Health, Men’s Health, Prevention Magazine, Good Housekeeping and others.

Hearst contributes approximately 2 million dollars in media space for a 2% royalty participation on the Breathe product sales.  This highly strategic deal allows Starco Brands to exploit one of the largest and most appropriate media landscapes for Breathe without the use of any upfront capital.  The Company plans to replicate this deal with Winona Popcorn Spray and other products Starco Brands will be coming out with.

The Company is also planning on launching new products over the next year that are viewed as disruptive in their market and leading edge, again as long as their financing plans come to fruition.  The Company has now contracted with, a top securities marketing firm and is interviewing broker dealers to assist in this process.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2021 and beyond.

For more information please visit our website at www.starcobrands.com, www.breathecleaning.com, www.breathesanitizer.com.

Results of Operation for the Three Months Ended June 30, 2020 and 2019

Revenues

For the three months ended June 30, 2020, the Company recorded royalty revenues of $296,590 compared to $117,486 for the three months ended June 30, 2019, an increase of $179,104 or 152.4%. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products, which are sold by our manufacturing partner, The Starco Group, revenues are from our marketing licensing agreements with The Starco Group, for various products mentioned above. The increase in the current period is due to an increase of sales of our Breathe household cleaning line and Winona Popcorn Spray, and to the launching and scaling of the new Breathe hand sanitizer spray.

Operating Expenses

For the three months ended June 30, 2020, compensation expense to Sandy Lang, Marty Goldrod and Rachel Boulds, the only people compensated in the Company, decreased $1,030, or 2.2% to $45,200 compared to $46,230 for the three months ended June 30, 2019.

For the three months ended June 30, 2020, the Company incurred $27,473 in professional fees compared to $8,686 in the prior period, an increase of $18,787, or 216.3%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in audit fees.

For the three months ended June 30, 2020, the Company incurred $68,852 in general and administrative expense as compared to $65,858 for the three months ended June 30, 2019, an increase of $2,994, or 4.5%.  The increase can be attributed to a slight increase of spending on marketing.

Other income and expense

For the three months ended June 30, 2020, we had total other income of $544 compared to $16,881 for the three months ended June 30, 2019. For the three months ended June 30, 2020, we had other income from sub leasing our office space of $3,500, interest expense of $6,256 and a gain on forgiveness of debt of $3,300. For the three months ended June 30, 2019, we had other income of $5,250, interest expense of $7,803 and a gain on forgiveness of debt of $19,434.

Net loss

For the three months ended June 30, 2020, the Company recorded net income of $155,609 as compared to net income of $13,593 in the prior year. Our increase in net income is attributed to our increase in royalty revenue from our new Breathe hand sanitizer product.

Results of Operation for the Six Months Ended June 30, 2020 and 2019

Revenues

For the six months ended June 30, 2020, the Company recorded royalty revenues of $352,264 compared to $178,749 for the six months ended June 30, 2019, an increase of $173,515 or 97%. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products, which are sold by our manufacturing partner, The Starco Group, revenues are from our marketing licensing agreements with The Starco Group, for various products mentioned above.

Operating Expenses

For the six months ended June 30, 2020 compensation expense to Sandy Lang, Marty Goldrod and Rachel Boulds, the only people compensated in the Company, decreased $1,227, or 1.3% to $91,723 compared to $92,950 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, the Company incurred $29,279 in professional fees compared to $30,443 in the prior period, a decrease of $1,164, or 3.8%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services.

For the six months ended June 30, 2020, the Company incurred $106,499 in general and administrative expense as compared to $101,154 for the six months ended June 30, 2019, an increase of $5,345, or 5.3%.  The increase can be attributed to a slight increase of spending on marketing.

Other income and expense

For the six months ended June 30, 2020, we had total other expense of $3,259 compared to total other income of $14,100 for the six months ended June 30, 2019. For the six months ended June 30, 2020, we had other income from sub leasing our office space of $8,750, interest expense of $15,309 and a gain on forgiveness of debt of $3,300. For the six months ended June 30, 2019, we had other income of $10,500, interest expense of $15,834 and a gain on forgiveness of debt of $19,434.

Net loss

For the six months ended June 30, 2020, the Company recorded net income of $121,504 as compared to a net loss of $31,698 in the prior year. Our increase from a net loss to net income is attributed to our increase in royalty revenue from our new Breathe hand sanitizer product.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,558,802 at June 30, 2020, due to providing stock for services when the Company reorganized in 2017/18, and had net income of $121,504 and net cash used in operating activities of $71,744 for the six months ended June 30, 2020.

We netted $77,520 from financing activities for the six months ended June 30, 2020, due to a $100,000 loan from our CEO, compared to $4,821 used for the six months ended June 30, 2019.

We currently require cash of about $25,000 a month for operating expenses. For the first time the Company is past its break-even point. Operating expenses include items such as Board Member compensation, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to the CEO Ross Sklar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.1	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: August 13, 2020	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
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

Dated: August 14, 2020	/s/Ross Sklar Ross Sklar Chief Executive Officer

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

Dated: August 14, 2020	/s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending June 30, 2020 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2020	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: August 14, 2020	/s/Rachel Boulds Rachel Boulds Chief Financial Officer