Form 10-Q
period 2020-09-30
Starco Brands, Inc.
filed 2020-11-16
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2020, the issuer had 159,140,665 shares of its common stock issued and outstanding.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$560,752	$4,754
Accounts receivable, related party	273,567	14,496
Prepaid and other assets	73,167	38,661
Total Current Assets	907,486	57,911

Right of use lease asset, operating, net	54,777	85,077
Deposit	3,500	3,500
Total Assets	$965,763	$146,488

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$165,550	$188,036
Other payables and accruals	297,511	284,883
Accrued interest – related party	1,602	-
Accrued compensation	98,000	83,900
Lease obligation	44,389	40,806
Loans payable – related party	572,699	411,862
Notes payable	-	35,629
Total Current Liabilities	1,179,751	1,045,116
Lease obligation – noncurrent portion	11,752	45,632
Total Liabilities	1,191,503	1,090,748

Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,140,665 and 159,090,914 shares issued and outstanding, respectively	159,141	159,091
Additional paid in capital	15,712,005	15,576,955
Accumulated deficit	(16,096,886)	(16,680,306)
Total Stockholders' Deficit	(225,740)	(944,260)
Total Liabilities and Stockholders' Deficit	$965,763	$146,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net, related party	$767,808	$50,034	$1,120,072	$228,783

Operating Expenses:
Compensation expense	47,113	45,657	138,836	138,607
Professional fees	34,677	6,911	63,956	37,354
General and administrative	222,334	56,130	328,833	157,284
Total operating expenses	304,124	108,698	531,625	333,245

Gain (loss) from operations	463,684	(58,664)	588,447	(104,462)

Other Income (Expense):
Interest expense	(8,768)	(8,054)	(24,077)	(23,888)
Gain on forgiveness of debt	-	-	3,300	19,434
Other income	7,000	5,250	15,750	15,750
Total other expense	(1,768)	(2,804)	(5,027)	11,296

Income (loss) before provision for income taxes	461,916	(61,468)	583,420	(93,166)
Provision for income taxes	-	-	-	-

Net Income (Loss)	$461,916	$(61,468)	$583,420	$(93,166)

Income (Loss) per share, basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Weighted average shares outstanding, basic and diluted	159,128,227	159,090,914	159,103,442	159,090,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	159,090,914	$159,091	$15,576,955	$(16,680,306)	$(944,260)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(34,105)	(34,105)
Balance, March 31, 2020	159,090,914	159,091	15,588,655	(16,714,411)	(966,665)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	155,609	155,609
Balance, June 30, 2020	159,090,914	159,091	15,600,355	(16,558,802)	(799,356)
Common stock issued for services	49,751	50	99,950	-	100,000
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	461,916	461,916
Balance, September 30, 2020	159,140,665	$159,141	$15,712,005	$(16,096,886)	$(225,740)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	159,090,914	$159,091	$15,530,155	$(16,540,342)	$(851,096)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(45,291)	(45,291)
Balance, March 31, 2019	159,090,914	159,091	15,541,855	(16,585,633)	(884,687)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	13,593	13,593
Balance, June 30, 2019	159,090,914	$159,091	$15,553,555	$(16,572,040)	$(859,394)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	(61,468)	(61,468)
Balance, September 30, 2019	159,090,914	$159,091	$15,565,255	$(16,633,508)	$(909,162)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$583,420	$(93,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	(3,300)	19,434
Contributed services	35,100	35,100
Common stock for services	33,333	-
Noncash lease expense	30,297	-
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(259,071)	1,555
Prepaids & other assets	32,161	(29,801)
Accounts payable	(22,485)	(10,323)
Lease liability	(30,297)	-
Accrued expenses	28,332	16,090
Net Cash (Used in) Provided by Operating Activities	427,490	(61,111)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/loans from a related party	263,730	90,473
Repayment of advances from a related party	(102,893)	(46,918)
Proceeds from notes payable	-	55,000
Payments on notes payable	(32,329)	(32,768)
Net Cash Provided by Financing Activities	128,508	65,787

Net Increase in Cash	555,998	4,676
Cash at Beginning of Period	4,754	721
Cash at End of Period	$560,752	$5,397

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash disclosure:
Establish operating lease asset and related liability	$-	$122,825
Stock issued for prepaid services	$66,667	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (the "Company") then operating under a different name, was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in the anticipated business.  In July 2017 the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The Company pivoted to commercializing novel consumer products manufactured by The Starco Group. The Starco Group is a private label and branded aerosol and liquid fill manufacturer that manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, FDA over the counter pharmaceuticals, sun care, cooking oils, beverage and spirits.

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

The Company earns its revenue from the licensing agreements it has with The Starco Group, Inc., ("TSG") a related party. The Company licenses the right to manufacture and sell certain products of TSG. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognized its revenue only when it receives a report of sales made by TSG to a third party.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,096,886, predominantly from the Company granting stock for services during its reorganization in 2017 and 2018. The Company had a working capital deficit of $272,265 and net cash provided by operating activities of $427,490 for the nine months ended September 30, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown although the company is planning a capital raise via a Regulation A offering in Q1 2021. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company had a financing loan for its Director and Officer Insurance (“D&O”), that was renewed in September 2019. The new loan bears interest at 6.97%, and required monthly payments through July 2020. The D&O insurance has not been renewed. As of September 30, 2020, and December 31, 2019, the loan had a balance of $0 and $32,329, respectively.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan was unsecured, non-interest bearing and due on demand. This loan was forgiven during the nine months ended September 30, 2020 and a gain on the forgiveness of debt was recognized.

NOTE 5 – OPERATING LEASE

The Company currently occupies office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease has been extended for an additional three-year term. Current monthly lease payments are $3,855 with yearly increases. The lease required a deposit of $3,500 which was paid on December 10, 2015. The lease is being accounted for under ASU 2016-02 Leases (Topic 842). The Company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.   As of September 30, 2020, the Company has accrued rent due of $34,280 and a Lease Obligation of $54,777.

Asset	Balance Sheet Classification	September 30, 2020	December 31, 2019
Operating lease asset	Right of use asset	$54,777	$85,077
Total lease asset		$54,777	$85,077

Liability
Operating lease liability – current portion	Current operating lease liability	$44,389	$40,806
Operating lease liability – noncurrent portion	Long-term operating lease liability	11,752	45,632
Total lease liability		$56,141	$86,438

Lease obligations at September 30, 2020 consisted of the following:

For the year ended December 31:
2020	$11,564
2021	47,643
Total payments	$59,207
Amount representing interest	$(3,066)
Lease obligation, net	56,141
Less current portion	(44,389)
Lease obligation – long term	$11,752

The lease expense for the three months ended September 30, 2020 was $11,564, which consisted of amortization expense of $10,301 and interest expense of $1,263.

The lease expense for the nine months ended September 30, 2020 was $34,691, which consisted of amortization expense of $30,297 and interest expense of $4,394.

The lease expense for the three months ended September 30, 2019 was $11,227, which consisted of amortization expense of $9,186 and interest expense of $2,041.

The lease expense for the nine months ended September 30, 2019 was $33,680, which consisted of amortization expense of $27,017 and interest expense of $6,663.

The cash paid under this operating lease during the nine months ended September 30, 2020 was $25,918. At September 30, 2020, the weighted average remaining lease term is 1.25 years and the weighted average discount rate is 8%.

NOTE 6 – COMMITMENTS & CONTINGENCIES

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While the Company denied any wrongdoing, a settlement has been reached with no further obligation required by the Company.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced the Company $289,821 to pay for general operating expenses. The advance requires a monthly interest payment of $2,545 and due on demand.

As of September 30, 2020, the Company owed The Starco Group, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $47,129 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

As of September 30, 2020, the Company owed Sklar Holdings $62,000 for operating expenses paid by them on behalf of the Company. Sklar Holdings is owned by the Ross Sklar, CEO.

As of September 30, 2020, the Company owes two of its board members $269 and $637, respectively, for cash advances to the Company and accrued compensation of $10,350 and $41,600, respectively.

As of September 30, 2020, the Company has total accrued compensation due to its CFO of $46,050.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years. As of September 30, 2020, there is $1,602 of accrued interest due on this note.

During the nine months ended September 30, 2020, the Company incurred $150,000 of marketing expense from The Woo. David Dryer, the EVP of Marketing is a Managing Director at The Woo.

During the three months ended September 30, 2020 and 2019, the Company recognized revenue of $767,808 and $50,034, respectively.  During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $1,120,072 and $228,783, respectively.  There is a $273,567 receivable from related companies as of September 30, 2020.  All revenue received is from a related party.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2020	2,000,000	$1.05	$0.003

Exercisable, September 30, 2020	2,000,000	$1.05	$0.003

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

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers.  Management believes the Company will realize growing revenues from royalties over the next 12 months as the Company continues to execute on its marketing pull through strategy  and as it expands its distribution.

Starco Brands, Inc. is a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands and marketing, and building relationships with marketing agencies and large media companies to assist in pushing the Companies products. The licensing agreement with The Starco Group provides Starco Brands with certain products on exclusive and royalty-free basis and other products on a non-exclusive and royalty basis; in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label manufacturer that also owns some brands.  It has manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

After researching the Company’s best opportunities the Company launched and is now in market with four product lines.. The Company intends to raise capital via a Regulation A public offering in Q1 2021.  This will assist in marketing their products and launching new sku’s and new lines. The Company is now executing on this vision and is in market with Breathe® Household cleaning aerosol line, Breathe is an environmentally-friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program for 2018, a tremendous honor.  Breathe also achieved the Good Housekeeping Seal of approval.

The Breathe line is predominantly in 300 to 400 stores serviced through United Natural Foods, Inc. (“UNFI”) as well as in almost 500 Home Depots and Lowes through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution for the Breathe household cleaning aerosol line to Home Depot and Lowes. The Company has also begun to implement its online sales strategy and Breathe is now available on Amazon. Breathe is currently being presented to a few other national retailers in the United States.

The Company has also recently launched the Breathe Hand Sanitizer Spray in April 2020.  This invention was created and patents were filed by Alim Enterprises, LLC, (“AE”) an entity owned by Mr. Sklar.  Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s The Starco Group.  The product was developed as a result of supply chains collapsing during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure.  BCL is an at scale manufacturer that started approximately 50 years ago in Santa Clarita, California with personal care products including hand sanitizer.  Due to the outbreak of Coronavirus many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar’s AE, the concept of a spray hand sanitizer was invented.  AE filed patents on the first ever aerosol spray hand sanitizer with 75% alcohol solution that utilizes only compressed air and nitrogen as the products propellant. AE and its intellectual property counsel believe the product is novel and warrants a utility patent.

The product is being manufactured by BOV Solutions, a division of The Starco Group that is an at scale FDA, CFR210/211manufacturer of aerosol and OTC products.  The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and The Starco Group’s existing distribution footprints in the United States. The Company launched the product on April 20, 2020 via a Press Release and did so in partnership with Dollar General to be distributed in all their 15,000 stores.  The Company has also partnered with Wegmans, HLA and J Winkler.  Since then, the product is in distribution through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macys, Smart & Final, Weeks and a few others. The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly on the Company’s website www.breathesanitizer.com and on Amazon and Walmart.com.

The Company is also the marketer of record but not the owner of Betterbilt Chemical’s Kleen Out® branded drain opener and for the Winona® Butter Flavor Popcorn Spray. The Company provides marketing services to these brands as per the terms of the agreement. Both products are available in all Walmart stores.  Through the Company’s relationship with TSG and their marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in Starco Brands, Inc. The Company expects sales to continue to grow in this space.  The Company also just landed HEB and Winona Popcorn Spray which is now distributed through all their stores.

In addition, as long as the Company can raise capital the Company plans to launch other products in spray condiments, air care, sun care, hair care, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success. Financing growth and launching of new products is key and the Company’s ability to raise further capital is critical.

We will need to rely on sales of our common stock in our upcoming Regulation A offering projected to begin in Q1 2021. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  The Company is planning to utilize, as best as possible with limited financing, the services of Deutsch Marketing in order to help support the Company’s marketing plan.  The Company also engaged with a marketing agency called The Woo.  The Woo has core competencies in web design, developing social marketing assets and video production. The Company has also partnered with a global media firm called Hearst Media to assist with marketing products on a larger level across a variety of owned media platforms. The concept of the deal with Hearst is that the Company will partner with applicable brands owned by Hearst that will be cobranded with a Starco Brands product and then will be marketed throughout the Hearst platform.  Each product deal will have its own media budget that Hearst contributes for a certain royalty on gross sales.  Media spends in this deal range from $1.5M to 3m per year. The first deal that was executed was the Breathe household cleaning line and the hand sanitizer line that was approved for the Good Housekeeping Seal of approval and now the packaging and all marketing showcases the seal.  The brand is then marketed across the Hearst platform and over the last 60 days has been showcased in Women’s Health, Men’s Health, Ophra, House Beautiful, Prevention Magazine, Good Housekeeping and others. Hearst contributes between 1.5 million and 3 million dollars of media space for approximately a 2% royalty participation on the Breathe product sales.  This highly strategic deal allows Starco Brands to exploit one of the largest and most appropriate media platforms for our products without the use of any upfront capital. The Company has recently replicated this deal with Winona Popcorn Spray and Hearst’s Delish.com and other products Starco Brands will be coming out with.

The Company is also planning on launching new products over the next year that are viewed as disruptive in their market and leading edge, again as long as their financing plans come to fruition.  The Company has now contracted with, a top securities marketing and advisory firm called Issuance, Inc. and signed a broker dealer agreement with The Dalmore Group to assist in this process.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer products marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2021 and beyond.

For more information please visit our website at www.starcobrands.com, www.breathecleaning.com, www.breathesanitizer.com.

Results of Operation for the Three Months Ended September 30, 2020 and 2019

Revenues

For the three months ended September 30, 2020, the Company recorded royalty revenues of $767,808 compared to $50,034 for the three months ended September 30, 2019, an increase of $717,774, a percentage gain of 1,435%. The current royalties equate to approximately $3.5 million of gross revenues of Starco Brands and Starco Brands represented products. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with The Starco Group and other affiliated companies, for various products mentioned above. The increase in the current period is due to an increase of sales of our Breathe household cleaning line and Winona Popcorn Spray, and to the launching and scaling of the new Breathe hand sanitizer spray.

Operating Expenses

For the three months ended September 30, 2020, compensation expense to Sandy Lang, Marty Goldrod and Rachel Boulds, the only people compensated in the Company, increased $1,456, or 3.2% to $47,113 compared to $45,657 for the three months ended September 30, 2019.

For the three months ended September 30, 2020, the Company incurred $34,677 in professional fees compared to $6,911 in the prior period, an increase of $27,766, or 401.8%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees.

For the three months ended September 30, 2020, the Company incurred $222,334 in marketing, general and administrative expense as compared to $56,130 for the three months ended September 30, 2019, an increase of $166,204, or 296.1%.  The increase can be attributed to an increase of spending on marketing.

Other income and expense

For the three months ended September 30, 2020, we had total other expense of $1,768 compared to $2,804 for the three months ended September 30, 2019. For the three months ended September 30, 2020, we had other income from sub leasing our office space of $7,000, interest expense of $8,768. For the three months ended September 30, 2019, we had other income of $5,250, interest expense of $24,071.

Net loss

For the three months ended September 30, 2020, the Company recorded net income of $461,916 as compared to a net loss of $61,468 in the prior year. Our increase in net income is attributed to our increase in revenue attributed to the Breathe Hand Sanitizer Spray, growth in the Breathe Household Cleaning line and to continued growth with the Winona Popcorn Spray.

Results of Operation for the Nine Months Ended September 30, 2020 and 2019

Revenues

For the nine months ended September 30, 2020, the Company recorded royalty revenues of $1,120,072 compared to $228,783 for the nine months ended September 30, 2019, an increase of $891,289 or 389.6%. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with The Starco Group and other affiliated companies, for various products mentioned above.

Operating Expenses

For the nine months ended September 30, 2020 compensation expense to Sandy Lang, Marty Goldrod and Rachel Boulds, the only people compensated in the Company, decreased $229, or .2% to $138,836 compared to $138,607 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, the Company incurred $63,956 in professional fees compared to $37,354 in the prior period, an increase of $26,602, or 71.2%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees.

For the nine months ended September 30, 2020, the Company incurred $328,833 in marketing, general and administrative expense as compared to $157,284 for the nine months ended September 30, 2019, an increase of $171,549, or 109.1%.  The increase can be attributed to an increase of spending on marketing.

Other income and expense

For the nine months ended September 30, 2020, we had total other expense of $5,027 compared to total other income of $11,296 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we had other income from sub leasing our office space of $15,750, interest expense of $24,077 and a gain on forgiveness of debt of $3,300. For the nine months ended September 30, 2019, we had other income of $15,750, interest expense of $23,888 and a gain on forgiveness of debt of $19,434.

Net loss

For the nine months ended September 30, 2020, the Company recorded net income of $583,420 as compared to a net loss of $93,166 in the prior year. Our increase from a net loss to net income is attributed to the Breathe Hand Sanitizer Spray, growth in the Breathe Household Cleaning line and to continued growth with the Winona Popcorn Spray.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $16,096,886 at September 30, 2020, due to providing stock for services when the Company reorganized in 2017/18, and had net income of $583,420 and net cash provided by operating activities of $427,490 for the nine months ended September 30, 2020.

We netted $128,508 from financing activities for the nine months ended September 30, 2020, due to a $100,000 loan from our CEO and a net $60,837 from other related party cash advances to pay for general operating expenses, compared to $65,787 provided by financing activities the nine months ended September 30, 2019.

In the comparative period in 2019 the Company was operating at a net loss of $93,166 compared to the Company generating a net operating profit of $583,420 in 2020. Operating expenses include items such as only two out of the four Board Member’s compensation, marketing expenses, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to the Ross Sklar the CEO and Chairman of the Board.

We have an outstanding loan of approximately $289,000 from Sandy Lang that requires monthly interest payments of $2,545. This was used to pay administrative and other operating costs.

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

The Company earns its revenue from the licensing agreements it has with The Starco Group, ("TSG") a related party. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products.. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognized its revenue only when it receives a report of sales made by TSG to a third party.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2020.

The following aspects of the Company were noted as potential material weaknesses:

● lack of an audit committee

● lack of corporate documentation

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe Household cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While the Company denied any wrongdoing, a settlement has been reached with no further obligation required by the Company.

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

STARCO BRANDS, INC.

Dated: November 16, 2020	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer
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

Dated: November 16, 2020	/s/Ross Sklar Ross Sklar Chief Executive Officer

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

Dated: November 16, 2020	/s/Rachel Boulds Rachel Boulds Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending September 30, 2020 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2020	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: November 16, 2020	/s/Rachel Boulds Rachel Boulds Chief Financial Officer