Form 10-K
period 2020-12-31
Starco Brands, Inc.
filed 2021-04-15
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the 13,914,085 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($2.00) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2020) was approximately $27,828,170.

At April 14, 2021, there were 159,140,665 shares of the registrant’s common stock outstanding.

-i-

PART I

Item 1.  BUSINESS

Our Business

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010. On September 7, 2017 , the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017, the Company entered into a licensing agreement with The Starco Group, located in Los Angeles, California.  The companies pivoted to commercializing novel consumer products manufactured by The Starco Group.  The Starco Group is predominantly an aerosol and liquid fill private label manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage and spirits and wine.

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

The current CEO and owner of The Starco Group, Ross Sklar, was named the CEO of Starco Brands in August of 2017.  Mr. Sklar has a long track record of commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, R&D and sales and marketing professionals over the last 20 years and has grown The Starco Group into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States.

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

The Breathe line is predominantly on 300 to 400 stores serviced through UNFI as well as in almost 500 Home Depots through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel. Central will be handling all of the Company’s distribution to Home Depot. The Breathe Hand Sanitizer Spray was recently name the exclusive hand sanitizer spray at all Home Depots and the 1oz is now at every check out as well.The Breathe line is available on Amazon and Walmart.com and also available at Lowes.

The Company is also the marketer of record for Betterbilts Kleen Out branded drain opener and for the Winona Popcorn Spray. The Company provides marketing services to these brands when needed as per the terms of the agreement. Both products are available in all Walmart stores. Through the Company’s relationship with TSG and their marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Patter (formally iServe), who is a shareholder in Starco Brands, Inc. The Company expects sales to continue to grow in this space.

In addition, as long as the Company can continue to raise capital the Company plans to launch other products in hair care, food, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success.  Financing growth and launching of new products is key as the Company’s ability to raise further capital is critical.

We will need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  The Company is planning to utilize, as best as possible with limited financing, the services of Deutsch Marketing in order to help support the Company’s plan.  The Company will also utilize the marketing capabilities of Hearst Media with its co branding arrangement on some of its products.This is significantly assisting in supporting its current retail and online distribution.  The Company is also planning on launching new products over the next year that are viewed as disruptive in their market and leading edge, again as long as their financing plans come to fruition.  The Company has now engaged with and contracted with, a financial advisory firm to assist the Company in procuring future financing.

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

Item 3.  LEGAL PROCEEDINGS

None.

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

Holders

As of March 16, 2021, we had 190 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2020.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

For the year ended December 31, 2020 , the Company recorded royalty revenues of $1,365,360 compared to $240,287 for the year ended December 31, 2019, an increase of $1,125,076 or 468.2%. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with The Starco Group and other affiliated companies, for various products mentioned above. The increase in the current period is due to an increase of sales of our Breathe household cleaning line and Winona Popcorn Spray, and to the launching and scaling of the new Breathe hand sanitizer spray. Future sales are not contractural or guaranteed and are dependant on continuing customer purchases of our products.

Operating Expenses

For the year ended December 31, 2020, compensation expense to Sandy Lang, Marty Goldrod and Rachel Boulds, the only people compensated in the Company, increased $2,212, or 1.2% to $185,537 compared to $183,325 for the year ended December 31, 2019.

For the year ended December 31, 2020, the Company incurred $145,416 in professional fees compared to $45,375 in the prior period, an increase of $100,041, or 220.5%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees.

For the year ended December 31, 2020, the Company incurred $507,278 in marketing, general and administrative expense as compared to $159,365 for the year ended December 31, 2019, an increase of $347,913, or 218.3%.  The increase can be attributed to an increase of spending on marketing.

Other income and expense

For the year ended December 31, 2020, we had total other income of $16,157 compared to $7,814 for the year ended December 31, 2019. For the year ended December 31, 2020, the Company recorded other income from subleasing its office space of $15,750 and a gain on extinguishment of debt of $37,580. This was offset by interest expense of $37,173. For the year ended December 31, 2019, the Company recorded other income from subleasing its office space of $21,000 and a gain on extinguishment of debt of $19,434. This was offset by interest expense of $32,620.

Net loss

For the year ended December 31, 2020, the Company recorded a net income of $543,286 as compared to a net loss of $139,964 in the prior year. The increase from the net loss to net income is the result of the large increase of our revenue.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,137,020 at December 31, 2020 due to the release of shares to strategic people and firms at during the Companies start up phase in 2017 and 2018; however, for the year ended December 31, 2020 , the Company had net income of $543,286 and net cash provided by operating activities of $665,770.

We netted $102,798 from financing activities for the year ended December 31, 2020, due to a $100,000 loan from our CEO and funds from other related party cash advances to pay for general operating expenses,  compared to $47,415 for the year ended December 31, 2019. A majority of our financing activity consisted of payments to and from related parties.

We currently require cash of about $30,000 a month for operating expenses.  Operating expenses include items such as Board Member compensation, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to the CEO.

We have an outstanding loan of approximately $300,000 from initial invested capital that requires monthly interest payments of $2,545. The loan was used to pay administrative and other operating costs.

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

The Company earns its revenue as royalties from the licensing agreements it has with The Starco Group, ("TSG") and other related parties. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products~~.~~. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when it receives a report of sales made by TSG to a third party.

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

STARCO BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starco Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Starco Brands, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Note 7 to the financial statements, Starco Brands has significant related party transactions involving revenue, loans payable, cash advances, and expenses paid by multiple related parties. Starco Brand’s revenue is based upon royalty agreements with related parties that can be complex and vary based on the product, as discussed in Revenue Recognition, Note 2, to the financial statements. Auditing management’s identification of related parties and the related transactions including recognition of revenue can be complex and is based on a thorough understanding of the Company’s related party relationships, contracts, and business activities.

How We Addressed the Matter in our Audit:

We evaluated the design and implementation of certain controls over the Company’s identification of, and recording of related party transactions, and of the revenue recognition process, including walkthroughs. We confirmed certain balances and transactions with related parties. To evaluate Starco Brand’s satisfaction of performance obligations, our audit procedures included, among others, reviewing contracts and evaluating management’s assumptions used to determine the distinct performance obligations, and reviewing the branding work performed by the Company for various products. We also obtained support from third-party retailers supporting the transactions at the related parties, for which the royalty revenue is based on.

/s/ Haynie & Company Haynie & Company
Salt Lake City, Utah April 15, 2021

We have served as the Company’s auditor since 2016.

STARCO BRANDS, INC. BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$773,322	$4,754
Accounts receivable, related party	45,517	14,496
Prepaid and other assets	19,917	38,661
Total Current Assets	838,756	57,911

Right of use lease asset, operating, net	-	85,077
Deposit	3,500	3,500
Total Assets	$842,256	$146,488

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$207,665	$188,036
Other payables and accruals	263,230	284,883
Accrued interest – related party	6,346	-
Accrued compensation	72,200	83,900
Lease obligation	-	40,806
Loans payable – related party	546,989	411,862
Notes payable	-	35,629
Total Current Liabilities	1,096,430	1,045,116
Lease obligation – noncurrent portion	-	45,632
Total Liabilities	1,096,430	1,090,748

Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,140,665 and 159,090,914 shares issued and outstanding, respectively	159,141	159,091
Additional paid in capital	15,723,705	15,576,955
Accumulated deficit	(16,137,020)	(16,680,306)
Total Stockholders' Deficit	(254,174)	(944,260)
Total Liabilities and Stockholders' Deficit	$842,256	$146,488

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues, net, related party	$1,365,360	$240,287

Operating Expenses:
Compensation expense	185,537	183,325
Professional fees	145,416	45,375
General and administrative	507,278	159,365
Total operating expenses	838,231	388,065

Gain (loss) from operations	527,129	(147,778)

Other Income (Expense):
Interest expense	(37,173)	(32,620)
Other income	15,750	21,000
Gain on extinguishment of debt	37,580	19,434
Total other income	16,157	7,814

Net Income (Loss)	$543,286	$(139,964)

Income (Loss) per Share, Basic & Diluted	$0.00	$(0.00)
Weighted Average Shares Outstanding, Basic & Diluted	159,112,859	159,090,914
The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	159,090,914	$159,091	$15,530,155	$(16,540,342)	$(851,096)
Contributed services	-	-	46,800	-	46,800
Net Loss	-	-	-	(139,964)	(139,964)
Balance, December 31, 2019	159,090,914	159,091	15,576,955	(16,680,306)	(944,260)
Shares issued for services	49,751	50	99,950	-	100,000
Contributed services	-	-	46,800	-	46,800
Net Income	-	-	-	543,286	543,286
Balance, December 31, 2020	159,140,665	$159,141	$15,723,705	$(16,137,020)	$(254,174)

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2020	2019
Cash Flow Activity from Operating Activities:
Net Income (Loss) for the Year	$543,286	$(139,964)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	100,000	-
Contributed services	46,800	46,800
Change in lease liability operating lease	(1,361)	1,361
Gain on extinguishment of debt	(37,580)	(19,434)
Changes in Operating Assets and Liabilities:
Accounts receivable – related party	(31,021)	3,008
Prepaids & other assets	18,744	(12,688)
Accounts payable	19,629	34,154
Accrued expenses - related party	6,346	-
Accrued expenses	927	43,381
Net Cash Provided by (Used in) Operating Activities	665,770	(43,382)

Cash Flow Activity from Financing Activities:
Advances from related parties	320,568	103,221
Repayment of advances from related parties	(185,441)	(64,705)
Proceeds from notes payable	-	55,000
Payments on notes payable	(32,329)	(46,101)
Net Cash Provided by Financing Activities	102,798	47,415

Net Increase in Cash	768,568	4,033
Cash at Beginning of Year	4,754	721
Cash at End of Year	$773,322	$4,754

Cash paid during the year for:
Interest	$33,027	$30,541
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Operating lease right of use assets	$-	$122,825
Operating lease liability	$-	$122,825
Noncash investing & financing activities:
Lease termination	$54,777	$-

The accompanying notes are an integral part of these financial statements.

STARCO BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (the "Company") then operating under a different name, was incorporated in the State of Nevada on January 26, 2010, to engage in Direct Response marketing of consumer products with the goal of producing sales through television and/or retail. On September 7, 2017 , the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations. In July 2017, the Company entered into a licensing agreement with The Starco Group which is owned by the Company’s largest shareholder and CEO, located in Los Angeles, California. The Companies pivoted to commercializing novel consumer products manufactured by The Starco Group. The Starco Group is a private label and branded  aerosol and liquid fill manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care, FDA, sun care, food, cooking oils, beverage, spirits and wine.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2020 or 2019.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly. As of December 31, 2020 and 2019, all of the Company’s accounts receivable are due from related parties.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020.

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

Revenue recognition

The Company earns its revenue as royalties from the licensing agreements it has with The Starco Group, ("TSG") and other related parties. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when sales are made by TSG to a third party.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2020, the Company had 1,904,761 potentially dilutive shares from outstanding warrants. The inclusion of the dilutive shares has no affect on earnings per share.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,137,020 at December 31, 2020; however, for the year ended December 31, 2020 the Company had net income of $543,286 and net cash provided by operating activities of $665,770. The Company’s ability to continue with this trend is still unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company had a financing loan for its Director and Officer Insurance (“D&O”), that was renewed in September 2019. The new loan bears interest at 6.97%, and required monthly payments through July 2020. The D&O insurance has not been renewed. As of December 31, 2020 and 2019, the loan had a balance of $0 and $32,329, respectively.

During the fourth quarter of 2018 , a third party loaned the Company $3,300 to pay for general operating expenses. The loan was unsecured, non-interest bearing and due on demand. This loan was forgiven year ended December 31, 2020 and a gain on the forgiveness of debt was recognized.

NOTE 5 – OPERATING LEASE

The Company previously occupied office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease was then extended for an additional three-year term. The lease was being accounted for under ASU 2016-02 Leases (Topic 842). The Company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.

On November 1, 2020, the lease was amended to reduce the monthly lease payment to $1,750. In addition, the lessor agreed to forgive all past due accrued rent. As a result, the Company recognized a gain on the forgiveness of debt of   $34,280.

On November 13, 2020, the Company and lessor assigned the lease for the office space in Burbank to Sandy Lang and Marty Goldrod, relieving the Company of any further obligation under the lease.

The lease expense for year ended December 31, 2020 was $34,691, which consisted of amortization expense of $30,297 and interest expense of $4,394.

The lease expense for the year ended December 31, 2019 was $44,908, which consisted of amortization expense of $36,388 and interest expense of $8,520.

The cash paid under this operating lease during the years ended December 31, 2020 and 2019 was $25,918 and $40,923, respectively.

NOTE 6 – COMMITMENTS & CONTINGENCIES

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleged that the Company had unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While the Company denied any wrongdoing, a settlement was been reached and paid in full, with no further obligation required by the Company.

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

As of December 31, 2020, the Company owed The Starco Group, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $47,129 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

As of December 31, 2020, the Company owes two of its board members $269 and $637, respectively, for cash advances to the Company and accrued compensation of $12,350 and $34,800, respectively.

As of December 31, 2020, the Company has total accrued compensation due to its former CFO of $25,050.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years. As of December 31, 2020, there is $1,256 of accrued interest due on this note.

During the year ended December 31, 2020, the Company incurred $200,000 of marketing expense from The Woo. David Dryer, the EVP of Marketing is a Managing Director at The Woo.

During the years ended December 31, 2020 and 2019, the Company recognized royalty income of $1,365,360 and $270,287, respectively and had a $45,517 and $14,496 receivable, respectively, from The Starco Group.

NOTE 8 – STOCK WARRANTS

The Company has 2,000,000 warrants outstanding that expire June 1, 2023. A summary of the status of the Company’s outstanding stock warrants and changes during the years is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2,000,000	$1.05	$0.003	4.42	-
Issued	-	$-	$-	-	-
Exercised	-	$-	$-	-	-
Cancelled	-	$-	$-	-	-
Expired	-	$-	$-	-	-
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003	3.42	-
Issued	-	$-	$-	-	-
Exercised	-	$-	$-	-	-
Cancelled	-	$-	$-	-	-
Expired	-	$-	$-	-	-
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003	2.42	1,500,000

Exercisable, December 31, 2020	2,000,000	$1.05	$0.003	2.42	1,500,000

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 23, 2020, the Company granted 49,751 shares of common stock for services. The shares were valued at $2.01, (the average fourteen closing day price), for total non-cash expense of $100,000.

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

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$1,295,500	$1,295,500
Related party accrual	75,400	75,400
Depreciation	(800)	(5,100)
Payroll accrual	18,800	21,800
Deferred tax liabilities:
Less valuation allowance	(1,388,900)	(1,387,600)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2020	2019
Book income (loss)	$141,300	$(36,300)
Meals and entertainment	-	600
Depreciation	-	(100)
Other nondeductible expenses	2,400	12,100
Accrued payroll	58,900	9,900
Valuation allowance	(202,600)	13,800
	$-	$-

At December 31, 2020, the Company had net operating loss carry forwards of approximately $4,983,000 that may be offset against future taxable income from the year 2021 to 2041. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that no material subsequent events exist.

On February 16, 2021, Rachel Boulds resigned as Chief Financial Officer of Starco Brands, Inc.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2020.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2020, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

• lack of an audit committee and limited oversight of CFO’s work

• lack of corporate documentation

• Comingling of related parties

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

Name	Age	Position	Term of Director
Ross Sklar	45	President, CEO, Chairman of the Board and Director	August 2015 until next annual meeting
Sanford Lang	75	Director	January 2010 until next annual meeting
Martin Goldrod	79	Director	January 2010 until next annual meeting
Darin Brown	44	Executive Vice President, Director	June 4, 2020 until next annual meeting
Rachel Boulds (1)	51	Former Chief Financial Officer

(1) Rachel Boulds resigned her position as CFO on February 16, 2021.

Ross Sklar was appointed to fill a vacancy on our Board on August 13, 2015. Mr. Sklar is the founder and current Chief Executive Officer of The Starco Group, located in Los Angeles, California. On August 9, 2017, Mr. Sklar was appointed President and Chief Executive Officer of Starco Brands. He started The Starco Group in January 2010. The Starco Group is a diversified aerosol and liquid fill producer of private label and branded industrial and consumer products that manufactures for almost every consumer category.  For over 15 years Mr. Sklar has developed technology in industrial and consumer markets. He holds a Bachelor’s degree in Political Science from the University of Manitoba.

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

Martin Goldrod is a co-founder of Insynergy Products, Inc., now Starco Brands, and served as its President and Chief Operating Officer, as well as on the Board of Directors, from January 2010 when the Company was incorporated, until late 2017. From January 2010 until March 2015 , he served as the Company’s Chief Financial Officer. From January 2007 to October 2009, Mr. Goldrod was Vice President of Xstatic Corporation, a company involved in the development, marketing and sale of retail products designed to improve strength, balance and flexibility.  Mr. Goldrod was responsible for accounting and budgeting for Xstatic Corporation.  Mr. Goldrod has an Associate of Arts degree from City College of San Francisco along with a certificate in Financial Planning from UCLA Extension.  For approximately 30 years Mr. Goldrod was an executive in the music industry.

Darin Brown joined the Company as a Director in June 2020, and was appointed as its Executive Vice President in July 2020.  Darin has over 20 years of experience in chemical operations and consumer package goods distribution experience. He also currently serves as Executive Vice President of Operations for The Starco Group, which is a position he has held since February 2012. Darin has exceptional leadership experience, having overseen teams of over 200 people during his time at The Starco Group.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2020, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar, CEO	2020 2019	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Darin Brown, VP, Director	2020 2019	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Rachel Boulds, former CFO	2020 2019	$36,500 $9,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$36,500 $9,000

(1) Amounts indicated are cash payments. Officers may have accrued unpaid salary

Employment Agreements

We have no formal employment agreements in place at this time.

DIRECTOR COMPENSATION

The following table provides information as to cash compensation of Directors of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar, CEO	2020 2019	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Sanford Lang, Director	2020 2019	$79,800 $65,600	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$79,800 $65,600
Martin Goldrod, Director	2020 2019	$18,500 $20,250	$0 $0	$ $0	$0 $0	$0 $0	$0 $0	$0 $0	$18,500 $20,250
Darin Brown, VP, Director	2020 2019	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2020.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 159,140,665 shares of common stock outstanding as of March 15, 2020.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Sanford Lang	15,910,176 (1)	10.0%
Common Stock	Martin Goldrod	1,995,417	1.3%
Common Stock	Ross Sklar	93,316,226	58.6%
Common Stock	Darin Brown	2,000,000	1.3%
	Directors and executive officers as a group(4 persons)	112,890,153	71%

(1) 16,667 shares held by his spouse and 333 shares held by a child living with him.

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

As of December 31, 2020, the Company owed The Starco Group, (“TSG”) $72,843 for expenses paid by The Starco Group on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG will deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG an additional $47,129 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.

As of December 31, 2020, the Company owes two of its board members $269 and $637, respectively, for cash advances to the Company and accrued compensation of $12,350 and $34,800, respectively.

As of December 31, 2020, the Company has total accrued compensation due to its former CFO of $25,050.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years. As of December 31, 2020, there is $1,256 of accrued interest due on this note.

During the year ended December 31, 2020, the Company incurred $200,000 of marketing expense from The Woo. David Dryer, the EVP of Marketing is a Managing Director at The Woo.

During the years ended December 31, 2020 and 2019, the Company recognized royalty income of $1,353,852 and $270,287, respectively and had a $34,009 and $14,496 receivable, respectively, from The Starco Group.

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

	2020	2019
Audit fees	$37,500	$31,000
Audit-related fees	$-	$-
Tax fees	$2,500	$2,500
All other fees	$-	$-

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

(a)(2)   Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i)*	Articles of Incorporation (incorporated by reference to exhibit 3.0 Form S-1 file No. 333-179262, filed January 31, 2012)
3(ii)*	By-laws of Starco Brands, Inc., as amended August 13, 2015 (incorporated by reference to exhibit 3(ii) Form 8-K filed August 20, 2015
10.1*	Memorandum of Understanding regarding the launch of Breathe Hand Sanitizer ( incorporated by reference to exhibit 10.1 of the Form 8-K filed June 12, 2020
10.2*	License Agreement by and between Hearst Magazine Media, Inc., and Starco Brands, Inc. executed April 24, 2020 ( incorporated by reference to exhibit 99.1 of the Form 8-K filed November 20, 2020)
10.3*	License Agreement by and between Hearst Magazine Media, Inc., and Starco Brands, Inc. executed October 15, 2020 ( incorporated by reference to exhibit 99.2 of the Form 8-K filed November 20, 2020)
10.4*	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018 ( incorporated by reference to exhibit 99.1 of the Form 8-K filed February 19, 2021)
10.5*	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018 ( incorporated by reference to exhibit 99.2 of the Form 8-K filed February 19, 2021)
31.1	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer
31.2	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Previously Filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starco Brands, Inc.

By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Sklar Ross Sklar	Chief Executive Officer, Director	April 15, 2021

/s/ Martin Goldrod Martin Goldrod	Director and Secretary/Treasurer	April 15, 2021

/s/ Sandford Lang Sanford Lang	Director	April 15, 2021

/s/ Darin Brown Darin Brown	Director	April 15, 2021

Exhibit 31.1

Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer

I, Ross Sklar, hereby certify that:

(1) I have reviewed this annual report on Form 10-K for the year ended December 31, 2020 (the “report”) of Starco Brands, Inc.;

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

(4) As the registrant's sole certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) As the registrant's sole certifying officers I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated: April 15, 2021	/s/Ross Sklar Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer

I, Ross Sklar, hereby certify that:

(1) I have reviewed this annual report on Form 10-K for the year ended December 31, 2020 (the “report”) of Starco Brands, Inc.;

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

(4) As the registrant's sole certifying officers I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) As the registrant's sole certifying officer I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated: April 15, 2021	/s/ Ross Sklar Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

18 U.S.C. Section 1350

In connection with the Annual Report of Starco Brands, Inc. on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ross Sklar, Chief Executive Officer and Interim Chief Financial Officer of Starco Brands, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

• the annual report on Form 10-K of the Company for the year ended December 31, 2020, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

• the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2021	/s/Ross Sklar Ross Sklar Chief Executive Officer /s/Ross Sklar Ross Sklar Interim Chief Financial Officer