Form 10-Q
period 2021-03-31
Starco Brands, Inc.
filed 2021-06-10
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2021

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

Registrant's telephone number, including area code: (323) 266-7111

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes  [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,""accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STCB	OTC Markets Group OTCQB tier

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 9, 2021, the issuer had 159,140,665 shares of its common stock issued and outstanding.

-i-

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARCO BRANDS, INC.

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$605,388	$773,322
Accounts receivable, related party	50,729	45,517
Prepaid and other assets	7,500	19,917
Total Current Assets	663,617	838,756
Deposit	-	3,500
Total Assets	$663,617	$842,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$157,334	$207,665
Other payables and accruals	263,230	263,230
Accrued interest, related party	5,299	6,346
Accrued compensation	49,150	72,200
Loans and advances payable, related party	546,989	546,989
Total Current Liabilities	1,022,002	1,096,430
Total Liabilities	1,022,002	1,096,430

Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,140,665 and 159,140,665 shares issued and outstanding, respectively	159,141	159,141
Additional paid in capital	15,735,405	15,723,705
Accumulated deficit	(16,252,931)	(16,137,020)
Total Stockholders' Deficit	(358,385)	(254,174)
Total Liabilities and Stockholders' Deficit	$663,617	$842,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2021	2020
Revenues, net, related party	$132,514	$55,674

Operating Expenses:
Compensation expense	44,233	46,523
Professional fees	10,555	1,806
General and administrative	182,743	37,647
Total operating expenses	237,531	85,976

Loss from operations	(105,017)	(30,302)

Other Income (Expense):
Interest expense	(7,392)	(9,053)
Other income (expense)	(3,500)	5,250
Total other expense	(10,892)	(3,803)

Loss before provision for income taxes:	(115,909)	(34,105)
Provision for income taxes	-	-

Net Loss	$(115,909)	$(34,105)

Income (Loss) per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	159,140,665	159,090,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)
	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	159,140,665	$159,141	$15,723,705	$(16,137,020)	$(254,174)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(115,909)	(115,909)
Balance, March 31, 2021	159,140,665	$159,141	$15,735,405	$(16,252,931)	$(358,385)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	159,090,914	$159,091	$15,576,955	$(16,680,306)	$(944,260)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(34,105)	(34,105)
Balance, March 31, 2020	159,090,914	$159,091	$15,588,655	$(16,714,411)	$(966,665)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(115,909)	$(34,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash asset writeoff	3,500	-
Contributed services	11,700	11,700
Non cash lease expense	-	9,902
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(5,213)	(3,478)
Prepaids & other assets	12,417	10,462
Accounts payable	(50,331)	(30,594)
Lease liability	-	(9,898)
Accrued expenses, related party	(1,048)	-
Accrued expenses	(23,050)	5,438
Net Cash Used in Operating Activities	(167,934)	(40,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/loans from a related party	56,895	100,000
Repayment of advances from a related party	(56,895)	-
Payments on notes payable	-	(13,600)
Net Cash Provided by (Used in) Financing Activities	-	86,400

Net Change in Cash	(167,934)	45,827
Cash at Beginning of Period	773,322	4,754
Cash at End of Period	$605,388	$50,581

Cash paid during the period for:
Interest	$471	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company's name was in the best interests of the Company due to changes in our current and anticipated business operations.  In July 2017, the Company entered into a licensing agreement with The Starco Group ("TSG"), located in Los Angeles, California.  The companies pivoted to commercializing novel consumer products manufactured by TSG.  The Starco Group is a private label and branded aerosol and liquid fill manufacturer which manufactures DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company's unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2021 or December 31, 2020.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly and was zero as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, all of the Company's accounts receivable are due from related parties.

Revenue recognition

The Company earns its revenue as royalties from the licensing agreements it has with The Starco Group, a related entity, and other related parties. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when sales are made by TSG to a third party.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2021, the Company had 2,000,000 potentially dilutive shares from outstanding warrants which are excluded from the dilution calculation as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,252,931 at March 31, 2021, predominantly from the Company granting stock for services during its reorganization in 2017 and 2018. For the three months ended March 31, 2021, the Company had a net loss of $115,909, and net cash used in operating activities of $167,934.  The Company's ability to continue with this trend is unknown. The Company's ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company's contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - NOTES PAYABLE

The Company had a financing loan for its Director and Officer Insurance ("D&O"), that was renewed in September 2019. The loan bore interest at 6.97%, and required monthly payments through July 2020. The D&O insurance has not been renewed. As of March 31, 2021, and December 31, 2020, the loan had a balance of $0 and $0, respectively.

During the fourth quarter of 2018 a third party loaned the Company $3,300 to pay for general operating expenses. The loan was unsecured, non-interest bearing and due on demand. This loan was forgiven during the year ended December 31, 2020 and a gain on the forgiveness of debt was recognized.

NOTE 5 - OPERATING LEASE

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

On November 13, 2020, the Company and lessor assigned the lease for the office space in Burbank to Sanford Lang and Martin Goldrod, relieving the Company of any further obligation under the lease.

During the three months ended March 31, 2021, the Company determined that it was unlikely to collect the lease deposit and recognized an asset writeoff expense of $3,500. There were no other lease expenses or payments during the period. The lease expense for the three months ended March 31, 2020 was $11,567, which consisted of amortization expense of $9,898 and interest expense of $1,666. The cash paid under this operating lease during the three months ended March 31, 2020 was $11,227.

NOTE 6 - COMMITMENTS & CONTINGENCIES

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While the Company denied any wrongdoing, a settlement was reached and paid in full, with no further obligation required by the Company.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company's former Chairman and CEO, advanced the Company $289,821 to pay for general operating expenses. The advance requires a monthly interest payment of $2,545 and due on demand.

As of March 31, 2021, the Company owed TSG $72,843 for expenses paid by TSG on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG and its subsidiaries an additional $83,419 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses.  TSG is owned by Ross Sklar, CEO.

As of March 31, 2021, the Company owes two of its board members $269 and $637, respectively, for cash advances to the Company and accrued compensation of $14,350 and $34,800, respectively.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures in two years. As of March 31, 2021, there is $209 of accrued interest due on this note.

During the three months ended March 31, 2021, the Company incurred $104,940 of marketing expense from The Woo. David Dryer, the EVP of Marketing is a Managing Director at The Woo.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $132,514 and $55,674, respectively.  There is a $50,729 accrued receivable from related companies as of March 31, 2021.  All revenue received is from related parties.

NOTE 8 - STOCK WARRANTS

A summary of the status of the Company's outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2021	2,000,000	$1.05	$0.003

Exercisable, March 31, 2021	2,000,000	$1.05	$0.003

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        - our future strategic plans;

        - our future operating results;

        - our business prospects;

        - our contractual arrangements and relationships with third parties;

        - the dependence of our future success on the general economy;

        - our possibility of not successfully raising future financings; and

        - the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers.  Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 12 months as the Company begins to implement stronger pull through marketing efforts and launch additional products.

Starco Brands, Inc. is a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with TSG provided Starco Brands with certain products on exclusive and royalty-free basis and other products on a non-exclusive and royalty basis; in the following categories: food, household cleaning, air care, spirits and personal care. The Starco Group is predominantly an aerosol and liquid fill private label and branded manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

The current CEO and owner of The Starco Group, Ross Sklar, was named the CEO of Starco Brands in August of 2017.  Mr. Sklar has a long track record of commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, R&D and sales and marketing professionals over the last 20 years and has grown TSG into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States.

The Company conducted extensive research and has identified specific channels to penetrate with its portfolio of novel technologies. The Company intends to raise capital to assist in launching and marketing these products through debt and equity financing. The Company is now executing on this vision and is in market with four product lines, including the Breathe® Household cleaning aerosol line. Breathe is an environmentally friendly line of household cleaning aerosol products. It is the world's first aerosol household cleaning line to be approved by the EPA's Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth's breathable air. Breathe was named Partner of the Year by the EPA's Safer Choice Program for 2018, a tremendous honor. Breathe also achieved the Good Housekeeping Seal of approval.

The Breathe line is predominantly in 300 to 400 stores serviced through United Natural Foods, Inc. ("UNFI") as well as in almost 500 Home Depots through a distributor called Central Garden Excel ("Central"), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company's distribution for the Breathe household cleaning aerosol line to Home Depot. The Breathe Hand Sanitizer Spray was recently named the exclusive hand sanitizer spray at all Home Depots, and the 1oz size is now at every check out. The Breathe line is available on Amazon and Walmart.com and also available at Lowes.

The Company also launched the Breathe Hand Sanitizer Spray in April 2020.  This invention was created and patents were filed by Alim Enterprises, LLC, ("AE") an entity owned by Mr. Sklar.  Originally the technology was developed for Blue Cross Laboratories, LLC, ("BCL") a personal care consumer products manufacturer owned by Mr. Sklar's The Starco Group.  The product was developed as a result of supply chains collapsing during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure.  BCL is an at scale manufacturer that started approximately 50 years ago in Santa Clarita, California with personal care products including hand sanitizer.  Due to the outbreak of Coronavirus, many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar's AE, the concept of a spray hand sanitizer was invented.  AE filed patents on the first ever aerosol spray hand sanitizer with a 75% alcohol solution that utilizes only compressed air and nitrogen as the product's propellant. AE and its intellectual property counsel believe the product is novel and warrants a utility patent.  In February 2021, AE assigned the patent application to the Company as contemplated by a 2020 memorandum of understanding between the two companies and TSG.

The product is being manufactured by BOV Solutions, a division of The Starco Group that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products.  The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and The Starco Group's existing distribution footprints in the United States. The Company launched the product on April 20, 2020 via a Press Release and did so in partnership with Dollar General to be distributed in all their 15,000 stores.  The Company has also partnered with Wegmans, HLA and J Winkler.  Since then, the product is in distribution through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macy's, Smart & Final, Weeks and others. The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly on the Company's website www.breathesanitizer.com and on Amazon and Walmart.com.

The Company is also the marketer of record, but not the owner of, Betterbilt Chemical's Kleen Out® branded drain opener and for the Winona® Butter Flavor Popcorn Spray. The Company provides marketing services to these brands as per the terms of the agreement. Both products are available in all Walmart stores.  Through the Company's relationship with TSG and their marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in Starco Brands, Inc. Winona Popcorn Spray is also sold in H-E-B grocery stores, and the Company expects sales to continue to grow in this space.

In addition, as long as the Company can raise capital, the Company plans to launch other products in spray condiments, air care, sun care, hair care, personal care, spirits and beverages over the next 60 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success. Financing growth and launching of new products is key and the Company's ability to raise further capital is critical.

We will need to rely on sales of our common stock in order to raise additional capital. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933. The Company is planning to utilize, as best as possible with limited financing, the services of Deutsch Marketing in order to help support the Company's plan.  The Company will also utilize the marketing capabilities of Hearst Media with its co-branding arrangement on some of its products. This provides significant support for its current retail and online distribution.

The Company is also planning to launch new products over the next year that are viewed as disruptive in their market and leading edge, again as long as its financing plans come to fruition.  The Company has now engaged and contracted with a financial advisory firm to assist the Company in procuring future financing.

The Company's ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer products marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2021 and beyond.

For more information please visit our websites at www.starcobrands.com, www.breathecleaning.com, and www.breathesanitizer.com.

Results of Operation for the Three Months Ended March 31, 2021 and 2020

Revenues

For the three months ended March 31, 2021, the Company recorded royalty revenues of $132,514 compared to $55,674 for the three months ended March 31, 2020, an increase of $76,840, a percentage gain of 138%. The current royalties equate to wholesale revenues of Starco Brands and Starco Brands represented products in excess of $1 million. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with The Starco Group and other affiliated companies, for various products mentioned above. The increase in the current period is due to increases of sales of our Breathe hand sanitizer spray, Kleen-out, and Winona Popcorn Spray.

Operating Expenses

For the three months ended March 31, 2021, compensation expense to Sanford Lang, Martin Goldrod and Rachel Boulds, the only people receiving cash compensation in the Company, decreased $2,290, or -7% to $32,533 compared to $34,823 for the three months ended March 31, 2020.

For the three months ended March 31, 2021, the Company incurred $10,555 in professional fees compared to $1,806 in the prior period, an increase of $8,749, or 484%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees.

For the three months ended March 31, 2021, the Company incurred $182,743 in marketing, general and administrative expense as compared to $37,647 for the three months ended March 31, 2020, an increase of $145,096, or 385%. The increase can be attributed to an increase in spending on marketing.

Other income and expense

For the three months ended March 31, 2021, we had total other expense of $10,892 compared to $3,803 for the three months ended March 31, 2020.

Net loss

For the three months ended March 31, 2021, the Company recorded a net loss of $115,909 as compared to a net loss of $34,105 in the prior year. Our increase in net loss is primarily the result of increased marketing spend, partially offset by increased revenue.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $16,252,931 at March 31, 2021, primarily due to the issuance of stock for services when the Company reorganized in 2017 and 2018, and had a net loss of $115,909 and used net cash for operating activities of $167,933 for the three months ended March 31, 2021.

We did not have any net cash impact from financing activities for the three months ended March 31, 2021, compared to $86,400 provided by financing activities during the three months ended March 31, 2020.

In the comparative period in 2020 the Company generated a net loss of $34,105 compared to the Company generating a net operating loss of $115,909 in 2021. Operating expenses include items such as compensation for two out of the four Board Members, marketing expenses, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to Ross Sklar, the CEO and Chairman of the Board.

We have an outstanding loan of approximately $289,000 from Sanford Lang that requires monthly interest payments of $2,545. This was used to pay administrative and other operating costs.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The unsecured note bears interest at 4% per annum, compounds monthly and matures in two years.

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

The Company earns its royalty revenue from the licensing agreements it has with The Starco Group, a related party. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when it receives a report of sales made by TSG to a third party.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2021.

The following aspects of the Company were noted as potential material weaknesses:

        - lack of an audit committee

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe Household cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While the Company denied any wrongdoing, a settlement was reached and paid in full, with no further obligation required by the Company.

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

STARCO BRANDS, INC.

Dated: June 10, 2021	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) As the registrant's sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated: June 10, 2021	/s/Ross Sklar Ross Sklar Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CHIEF FINANCIAL OFFICER

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) As the registrant's sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated: June 10, 2021	/s/Ross Sklar Ross Sklar Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Starco Brands, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending March 31, 2021 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 10, 2021	/s/Ross Sklar Ross Sklar Chief Executive Officer

Dated: June 10, 2021	/s/Ross Sklar Ross Sklar Interim Chief Financial Officer