Form 10-Q
period 2021-06-30
Starco Brands, Inc.
filed 2021-08-20
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2021

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒        No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STCB	OTC Markets Group OTCQB tier

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 16, 2021, the issuer had 159,140,665 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC.

STARCO BRANDS, INC. CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$253,078	$773,322
Accounts receivable, related party	133,599	45,517
Prepaid and other assets	108,750	19,917
Total Current Assets	495,427	838,756
Deposit	95,640	3,500
Total Assets	$591,067	$842,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$211,053	$207,665
Other payables and accruals	263,230	263,230
Accrued interest, related party	542	6,346
Accrued compensation	-	72,200
Loans and advances payable, related party	503,692	546,989
Total Current Liabilities	978,517	1,096,430
Total Liabilities	978,517	1,096,430

Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,140,665 and 159,140,665 shares issued and outstanding, respectively	159,141	159,141
Additional paid in capital	15,747,105	15,723,705
Accumulated deficit	(16,293,696)	(16,137,020)
Total Stockholders' Deficit	(387,450)	(254,174)
Total Liabilities and Stockholders' Deficit	$591,067	$842,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net, related party	$242,056	$296,590	$374,570	$352,264

Operating Expenses:
Compensation expense	33,560	45,200	77,793	91,723
Professional fees	99,847	27,473	110,402	29,279
General and administrative	137,621	68,852	320,364	106,499
Total operating expenses	271,028	141,525	508,559	227,501

Income (loss) from operations	(28,972)	155,065	(133,989)	124,763

Other Income (Expense):
Interest expense	(11,794)	(6,256)	(19,186)	(15,309)
Gain (loss) on forgiveness of debt	-	3,300	-	3,300
Other income (expense)	-	3,500	(3,500)	8,750
Total other income (expense)	(11,794)	544	(22,686)	(3,259)

Income (loss) before provision for income taxes	(40,766)	155,609	(156,675)	121,504
Provision for income taxes	-	-	-	-

Net Income (Loss)	$(40,766)	$155,609	$(156,675)	$121,504

Income (Loss) per share, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	159,140,665	159,090,914	159,140,665	159,090,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	159,140,665	$159,141	$15,723,705	$(16,137,020)	$(254,174)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(115,909)	(115,909)
Balance, March 31, 2021	159,140,665	$159,141	$15,735,405	$(16,252,931)	$(358,385)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(40,766)	(40,766)
Balance, June 30, 2021	159,140,665	$159,141	15,747,105	(16,293,696)	(387,450)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	159,090,914	$159,091	$15,576,955	$(16,680,306)	$(944,260)
Contributed services	-	-	11,700	-	11,700
Net loss	-	-	-	(34,105)	(34,105)
Balance, March 31, 2020	159,090,914	$159,091	$15,588,655	$(16,714,411)	$(966,665)
Contributed services	-	-	11,700	-	11,700
Net income	-	-	-	155,609	155,609
Balance, June 30, 2020	159,090,914	159,091	15,600,355	(16,558,802)	(799,356)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(156,675)	$121,504
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash asset writeoff	3,500	-
Loss on forgiveness of debt		(3,300)
Contributed services	23,400	23,400
Non cash lease expense	-	19,999
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(88,082)	(245,858)
Prepaids & other assets	(184,473)	27,425
Accounts payable	3,388	(7,366)
Lease liability		(19,996)
Accrued expenses, related party	(78,910)	4,384
Accrued expenses	-	8,064
Net Cash Used in Operating Activities	(477,852)	(71,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/loans from a related party	344,722	100,337
Repayment of advances from a related party	(387,114)	-
Payments on notes payable	-	(22,817)
Net Cash Provided by (Used in) Financing Activities	(42,392)	77,520

Net Change in Cash	(520,244)	5,776
Cash at Beginning of Period	773,322	4,754
Cash at End of Period	$253,078	$10,530

Cash paid during the period for:
Interest	$19,546	$13,884
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARCO BRANDS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (formerly Insynergy Products, Inc.) (the "Company") was incorporated in the State of Nevada on January 26, 2010. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in its current and anticipated business operations.  In July 2017, the Company entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG.  TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2021 or December 31, 2020.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly and was zero as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, all of the Company’s accounts receivable are due from related parties.

Revenue recognition

The Company earns its revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when sales are made by TSG to a third party.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2021, the Company had 2,000,000 potentially dilutive shares from outstanding warrants which are excluded from the dilution calculation as their effect would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,293,696 at June 30, 2021, predominantly from the Company granting stock for services during its reorganization in 2017 and 2018. For the six months ended June 30, 2021, the Company had a net loss of $156,675, and net cash used in operating activities of $477,852. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – OPERATING LEASE

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

During the six months ended June 30, 2021, the Company determined that it was unlikely to collect the lease deposit and recognized an asset writeoff expense of $3,500. There were no other lease expenses or payments during the period. The lease expense for the six months ended June 30, 2020 was $23,128, which consisted of amortization expense of $19,996 and interest expense of $3,132. The cash paid under this operating lease during the six months ended June 30, 2020 was $18,918.

NOTE 5 – COMMITMENTS & CONTINGENCIES

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced the Company $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed an agreement with the Company whereby this advance and all other amounts owed to them were repaid and they resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, the Company will repurchase an aggregate of $10,950 of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average price of trades in the stock over the last 10 days of the month.

As of June 30, 2021, the Company owed TSG $72,843 for expenses paid by TSG on behalf of the Company for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, the Company owes TSG and its subsidiaries an additional $230,849 for expenses paid on behalf of the Company or funds advanced to the Company to pay for other operating expenses. TSG is owned by Ross Sklar, CEO.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounded monthly, is unsecured and matures two years from the original date of issuance. On June 28, 2021 an additional $100,000 was advanced to the Company on the same terms. As of June 30, 2021, there is $542 of accrued interest due on this note.

During the six months ended June 30, 2021, the Company incurred $179,940 of marketing expense from The Woo. David Dryer, the EVP of Marketing is a Managing Director at The Woo.

During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $374,570 and $352,264, respectively. There are $133,599 of accounts receivable from related companies as of June 30, 2021. All revenue received is from related parties.

NOTE 7 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2021	2,000,000	$1.05	$0.003

Exercisable, June 30, 2021	2,000,000	$1.05	$0.003

NOTE 8 – SUBSEQUENT EVENTS

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

● our future strategic plans;

● our future operating results;

● our business prospects;

● our contractual arrangements and relationships with third parties;

● the dependence of our future success on the general economy;

● our possibility of not successfully raising future financings; and

● the adequacy of our cash resources and working capital.

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

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group, located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers. Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 12 months as the Company launches additional products and implements stronger pull through marketing efforts.

We are a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with TSG provided the Company with certain products on exclusive and royalty-free basis and other products on a non-exclusive and royalty basis; in the following categories: food, household cleaning, air care, spirits and personal care. TSG is predominantly an aerosol and liquid fill private label and branded manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

The current CEO and owner of TSG, Ross Sklar, was named the CEO of the Company in August of 2017.  Mr. Sklar has a long track record of commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, R&D and sales and marketing professionals over the last 20 years and has grown TSG into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States.

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

The Breathe line is predominantly in 300 to 400 stores serviced through United Natural Foods, Inc. (“UNFI”) as well as in almost 500 Home Depots through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of the Company’s distribution for the Breathe household cleaning aerosol line to Home Depot. The Breathe Hand Sanitizer Spray was recently named the exclusive hand sanitizer spray at all Home Depots, and the 1oz size is now at every check out. The Breathe line is available on Amazon and Walmart.com and also available at Lowes.

The Company also launched the Breathe Hand Sanitizer Spray in April 2020. This invention was created and patents were filed by Alim Enterprises, LLC, (“AE”) an entity owned by Mr. Sklar. Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s TSG. The product was developed as a result of supply chains collapsing during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure. BCL is an at scale manufacturer that started approximately 50 years ago in Santa Clarita, California with personal care products including hand sanitizer. Due to the outbreak of Covid-19, many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar’s AE, the concept of a spray hand sanitizer was invented. AE filed patents on the first ever aerosol spray hand sanitizer with a 75% alcohol solution that utilizes only compressed air and nitrogen as the product’s propellant. AE and its intellectual property counsel believe the product is novel and warrants a utility patent. In February 2021, AE assigned the patent application to the Company as contemplated by a 2020 memorandum of understanding between the two companies and TSG.

The product is being manufactured by BOV Solutions, a division of TSG that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products. The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and TSG’s existing distribution footprints in the United States. The Company launched the product in April 2020 via a Press Release in partnership with Dollar General, announcing its distribution in all of their 15,000+ stores. The Company has also partnered with Wegmans, HLA and J Winkler. Since then, the product is in distribution through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macy’s, Smart & Final, Weeks and others. The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly on the Company’s website www.breathesanitizer.com and on Amazon.com and Walmart.com.

The Company is also the marketer of record, but not the owner of, Betterbilt Chemical’s Kleen Out® branded drain opener and for the Winona® Butter Flavor Popcorn Spray. The Company provides marketing services to these brands as per the terms of the agreement. Both products are available in all Walmart stores.  Through the Company’s relationship with TSG and their marketing partner Deutsch Marketing, the Company launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. The Company also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in the Company. Winona Popcorn Spray is also sold in H-E-B grocery stores, and the Company expects sales to continue to grow in this space.

In addition, as long as the Company can raise capital, the Company plans to launch other products in spray condiments, air care, sun care, hair care, personal care, spirits and beverages over the next 48 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success. Financing growth and launching of new products is key and the Company’s ability to raise further capital is critical.

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

Results of Operation for the Three Months Ended June 30, 2021 and 2020

Revenues

For the three months ended June 30, 2021, the Company recorded royalty revenues of $242,056 compared to $296,590 for the three months ended June 30, 2020, a decrease of $54,534, a percentage loss of 18%. The royalty rate that the Company is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies, for various products mentioned above. The decrease in the current period is primarily due to reductions in sales of our Breathe hand sanitizer and cleaning sprays, partially offset by growth in sales of Kleen-out and Winona Popcorn Spray.

Operating Expenses

For the three months ended June 30, 2021, compensation expense decreased $11,640, or -26% to $33,560 compared to $45,200 for the three months ended June 30, 2020.

For the three months ended June 30, 2021, the Company incurred $99,847 in professional fees compared to $27,473 for the six months ended June 30, 2020 in the prior period, an increase of $72,374. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees.

For the three months ended June 30, 2021, the Company incurred $137,621 in marketing, general and administrative expense as compared to $68,852 for the three months ended June 30, 2020, an increase of $68,769. The increase can be attributed to an increase in spending on marketing.

Other income and expense

For the three months ended June 30, 2021, we had total other expense of $11,794 compared to other income of $544 for the three months ended June 30, 2020. The increase in total other expense was largely a result of office sub lease income and gain on forgiveness of debt in the three months ended June 30, 2020 which did not reoccur in the corresponding period for 2021.

Net loss

For the three months ended June 30, 2021, the Company recorded a net loss of $40,766 as compared to a net gain of $155,609 in the prior year. Our increase in net loss is primarily the result of increased marketing and professional spending, in addition to the decline in revenue.

Results of Operation for the Six Months Ended June 30, 2021 and 2020

Revenues

For the six months ended June 30, 2021, the Company recorded royalty revenues of $374,570 compared to $352,264 for the six months ended June 30, 2020, an increase of $22,306, a percentage gain of 6%. The increase in the current period is due to increases of sales of our Breathe cleaning sprays, Kleen-out, and Winona Popcorn Spray.

Operating Expenses

For the six months ended June 30, 2021, compensation expense decreased $13,930, or -15% to $77,793 compared to $91,723 for the six months ended June 30, 2020.

For the six months ended June 30, 2021, the Company incurred $110,402 in professional fees compared to $29,279 in the prior period, an increase of $81,123. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees.

For the six months ended June 30, 2021, the Company incurred $320,364 in marketing, general and administrative expense as compared to $106,499 for the six months ended June 30, 2020, an increase of $213,865. The increase can be attributed to an increase in spending on marketing.

Other income and expense

For the six months ended June 30, 2021, we had total other expense of $22,686 compared to $3,259 for the six months ended June 30, 2020. The increase in total other expense was largely a result of office sub lease income and gain on forgiveness of debt in the six months ended June 30, 2020 which did not reoccur in the corresponding period for 2021.

Net loss

For the six months ended June 30, 2021, the Company recorded a net loss of $156,675 as compared to a net gain of $121,504 in the prior year. Our increase in net loss is primarily the result of increased marketing and professional spending, partially offset by increased revenue.

Liquidity and Capital Resources

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $16,293,696 at June 30, 2021, primarily due to the issuance of stock for services when the Company reorganized in 2017 and 2018, had a net loss of $156,675 and used net cash for operating activities of $477,852 for the six months ended June 30, 2021.

We used $42,392 in financing activities for the six months ended June 30, 2021, compared to $77,520 provided by financing activities during the six months ended June 30, 2020.

In the comparative period in 2020 the Company was operating at a net gain of $121,504 compared to the Company generating a net operating loss of $156,675 in 2021. Operating expenses included items such as compensation for two out of the four Board Members, marketing expenses, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to Ross Sklar, the CEO and Chairman of the Board.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021 an additional $100,000 was advanced to the Company on the same terms.

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

Revenue recognition

The Company earns its revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when sales are made by TSG to a third party.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2021.

The following aspects of the Company were noted as potential material weaknesses:

● lack of an audit committee

● lack of corporate documentation

● comingling of related parties

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company has not experienced a material adverse effect.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Section 1350 Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: August 20, 2021	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)