Form 10-Q
period 2021-09-30
Starco Brands, Inc.
filed 2021-11-22
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 19, 2021, the issuer had 159,640,665 shares of its common stock issued and outstanding.

STARCO BRANDS, INC.

and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC.

and SUBSIDIARIES

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$558,921	$773,322
Accounts receivable, related party	146,386	45,517
Prepaid and other assets	176,452	19,917
Total Current Assets	881,759	838,756
Intangibles, net	20,000	-
Deposit	95,640	3,500
Total Assets	$997,399	$842,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$163,515	$207,665
Other payable and accruals	563,230	263,230
Accrued interest, related party	1,635	6,346
Accrued compensation	-	72,200
Loans and advances payable, related party	390,140	546,989
Notes payable	80,291	-
Total Current Liabilities	1,198,811	1,096,430
Long term loans payable, related party	600,000	-
Total Liabilities	1,798,811	1,096,430
Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,140,665 and 159,090,914 shares issued and outstanding, respectively	159,141	159,141
Stock Receivable	(32,850)	-
Additional paid in capital	15,758,805	15,723,705
Accumulated deficit	(16,686,508)	(16,137,020)
Total Stockholders' Deficit	(801,412)	(254,174)
Total Liabilities and Stockholders' Deficit	$997,399	$842,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2021	2020	2021	2020
Income Statement
Revenues, net, related party	$109,503	$767,808	$484,073	$1,120,072

Operating Expenses:
Compensation expense	11,673	47,113	89,466	138,836
Professional fees	57,480	34,677	167,882	63,956
Marketing, General and administrative	430,176	222,334	750,540	328,833
Total operating expenses	499,329	304,124	1,007,888	531,625
Income (loss) from operations	(389,826)	463,684	(523,815)	588,447

Other Income (Expense):
Interest expense	(2,987)	(8,768)	(22,173)	(24,077)
Gain on forgiveness of debt	-	-	-	3,300
Other income (expense)	-	7,000	(3,500)	15,750
Total other (expense)	(2,987)	(1,768)	(25,673)	(5,027)

Income (loss) before provision for income taxes	(392,813)	461,916	(549,488)	583,420
Provision for income taxes	-	-	-	-

Net Income (Loss)	$(392,813)	$461,916	$(549,488)	$583,420
Income (Loss) per share, basic & diluted	$-	$-	$-	$-
Weighted Average Shares Outstanding, basic and diluted	159,140,665	159,128,227	159,140,665	159,103,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	159,140,665	$159,141	$15,723,705	$(16,137,020)	$(254,174)
Contributed services			11,700		11,700
Net Loss				(115,909.49)	(115,909)
Balance at March 31, 2021	159,140,665	$159,141	$15,735,405	$(16,252,930)	$(358,384)
Contributed services			11,700		11,700
Net Loss				(40,766)	(40,766)
Balance at June 30, 2021	159,140,665	$159,141	$15,747,105	$(16,293,696)	$(387,450)
Common stock repurchased			(32,850)		(32,850)
Contributed services			11,700		11,700
Net Loss				(392,813)	(392,813)
Balance at September 30, 2021	159,140,665	$159,141	$15,725,955	$(16,686,508)	$(801,412)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	159,090,914	$159,091	$15,576,955	$(16,680,306)	$(944,260)
Contributed services			11,700		11,700
Net Loss				(34,105)	(34,105)
Balance at March 31, 2020	159,090,914	$159,091	$15,588,655	$(16,714,411)	$(966,665)
Contributed services			11,700		11,700
Net Income				155,609	155,609
Balance at June 30, 2020	159,090,914	$159,091	$15,600,355	$(16,558,802)	$(799,356)
Common stock issued for services	49,751	50	99,950		100,000
Contributed services			11,700		11,700
Net Income				461,916	461,916
Balance at September 30, 2020	159,090,914	$159,091	$15,612,055	$(16,096,886)	$(225,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the 9 Months Ended
	September 30, 2021	September 30, 2020
CASH FLOW FROM OPERATING ACTIVITES:
Net Income (loss)	$(549,488)	$583,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash asset writeoff	3,500	-
Gain on forgiveness of debt	-	(3,300)
Contributed services	35,100	35,100
Common stock for services	-	33,333
Non-cash lease expense	-	30,297
Changes in Operating Assets and Liabilities:	-	-
Accounts receivable, related party	(100,869)	(259,071)
Prepaids & other assets	(252,175)	32,161
Accounts payable	(44,150)	(22,485)
Lease liability	-	(30,297)
Accrued expenses, related party	(77,817)	28,332
Accrued liabilities	300,000	-
Net Cash Provided by (Used in) Operating Activities	(685,899)	427,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangibles	(20,000)	-
Net Cash Provided by (Used in) Investing Activities	(20,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances / loans from related parties	936,888	263,730
Repayment of advances from related parties	(492,831)	(102,893)
Borrowings on notes payable	80,291	-
Payments on notes payable	-	(32,329)
Issuance of shares	-	-
Repurchases of shares	(32,850)	-
Net Cash Provided by Financing Activities	491,498	128,508
Net Increase (decrease) in Cash	(214,401)	555,998
Cash at Beginning of Period	773,322	4,754
Cash at End of Period	$558,921	$560,752
Cash paid during the year for:
Interest	$22,261	$22,475
Income taxes	-	-
Supplemental non-cash disclosure:
Stock issued for prepaid services	-	$66,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (formerly Insynergy Products, Inc.) ("STCB") was incorporated in the State of Nevada on January 26, 2010. On September 7, 2017, STBC filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of STBC's name was in the best interests of STBC due to changes in its current and anticipated business operations.  In July 2017, STCB entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG.  TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

During the third quarter of 2021, STCB formed two subsidiaries, Whiphsots, LLC, a Wyoming limited liability company ("Whipshots-WY") and Whipshots, LLC, a Delaware limited liability company ("Whipshots-DE"). Whipshots-WY is a wholly-owned subsidiary of STCB and Whipshots-DE is a majority owned subsidiary of the STCB in which STCB owns 96% of the voting interests. Of the of the equity not owned by STCB, 3% has been issued subject to vesting requirements. The accompanying condensed consolidated financial statements are of STCB and its subsidiaries Whipshots-WY and Whipshots-DE (collectively, the "Company").

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited consolidated financial position and the unaudited consolidated results of operations for interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of Starco Brands, Inc. include the accounts of the STCB and our wholly owned and 96% voting owned subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with ASC 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Our consolidated subsidiaries at September 30, 2021 include:

Whipshots-WY

Whipshots-DE

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in STCB’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2021 or December 31, 2020.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly and was zero as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, all of the Company’s accounts receivable are due from related parties.

Revenue recognition

STCB and its subsidiaries earn their revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. STCB licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is determined beforehand in each agreement. The Company recognizes its revenue only when sales are made by TSG or other related parties to a third party.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2021, the Company had 2,000,000 potentially dilutive shares from outstanding warrants which are excluded from the dilution calculation as their effect would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,686,508 at September 30, 2021, predominantly from the Company granting stock for services during its reorganization in 2017 and 2018. For the nine months ended September 30, 2021, the Company had a net loss of $549,488, and net cash used in operating activities of $685,899. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown although the Company is planning a capital raise via a Regulation A offering in fourth quarter of 2021. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company incurred a financing loan for the Director and Officer Insurance (“D&O”) policy that it purchased in September 2021. The loan bears interest at 4.4%, and requires monthly payments through May 2021. As of September 30, 2021, and December 31, 2020, the loan had a balance of $80,291 and $0, respectively.

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

During the nine months ended September 30, 2021, the Company determined that it was unlikely to collect the lease deposit and recognized an asset writeoff expense of $3,500. There were no other lease expenses or payments in 2021. The lease expense for the three months ended September 30, 2020 was $11,564, which consisted of amortization expense of $10,301 and interest expense of $1,263. The lease expense for the nine months ended September 30, 2020 was $34,691, which consisted of amortization expense of $30,297 and interest expense of $4,394. The cash paid under this operating lease during the nine months ended September 30, 2020 was $25,918.

NOTE 6 – COMMITMENTS & CONTINGENCIES

On February 18, 2020, STCB received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleged that STCB had unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While STCB denied any wrongdoing, a settlement was reached and paid in full, with no further obligation required by STCB.

Accrued Liability

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement, the investor transferred $150,000 to STCB to be used for the development of a specific product. The product for which the investment was intended was never produced and this agreement is being renegotiated. The investment remains with the Company and is disclosed as an accrued liability on the balance sheet.

On September 8, 2021, the Company (via its wholly-owned subsidiary, Whipshots-WY) entered into an Intellectual Property Purchase Agreement effective August 24, 2021, with Penguins Fly, LLC, pursuant to which the Company purchased the trademarks “Whipshotz” and “Whipshots”. The purchase price for these trademarks is payable to Penguins Fly, LLC over the course of seven years, based on a sliding scale percentage between 2% and 5% of gross revenues actually received by the Company solely from the Company’s sale of Whipshots/Whipshotz products.

On September 14, 2021, the Company (via newly formed subsidiary Whipshots-DE), entered into a License Agreement with Washpoppin Inc., a New York corporation (“Washpoppin”) pursuant to which Washpoppin licensed certain intellectual property of the recording artist professionally known as “Cardi B” to the Company for use associated with the Company’s new product line consisting of alcohol-infused, whipped-cream aerosols, under the brand name “Whipshots.” The Company intends to launch these products under the Whipshots™ brand in the fourth quarter of 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, STCB’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average price of trades in the stock over the last 10 days of the month. In the three months ended September 30, 2021 STCB advanced $32,850 to Mr. Lang and Mr. Goldrod per the agreements and anticipates that the corresponding share transfers will be settled in the fourth quarter.

As of September 30, 2021, STCB owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, STCB owes TSG and its subsidiaries an additional $217,297 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by Ross Sklar, CEO.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. As of September 30, 2021, there was $1,635 of accrued interest due on these notes.

During the nine months ended September 30, 2021, the Company incurred $261,440 of marketing expense from The Woo. David Dryer, the EVP of Marketing is a Managing Director at The Woo.

During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $484,073 and $1,120,072, respectively. There was $146,386 of accounts receivable from related companies as of September 30, 2021. All revenue received is from related parties.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2019	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2021	2,000,000	$1.05	$0.003

Exercisable, September 30, 2021	2,000,000	$1.05	$0.003

NOTE 9 – SUBSEQUENT EVENTS

Effective October 22, 2021, the Company entered into Board Advisor Agreements (each an “Agreement” and, collectively, the “Agreements”) with individuals to serve as “Advisors” to the Company. As consideration for the services to be rendered under the applicable Agreement, each Advisor was granted restricted common stock of the Company (the “Restricted Stock”) which will vest over 24 months. Additionally, each Advisor separately elected to purchase additional shares of Restricted Stock from the Company in a private placement.

Effective October 20, 2021 and October 21, 2021, the Company issued warrants (“Warrants”) to purchase common stock of the Company in the aggregate of 550,000 Warrants. The Warrants will vest over time in conjunction with the holders thereof providing services to the Company.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist.

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

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with The Starco Group ("TSG"), located in Los Angeles, California, to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar retailers as well as through online retailers. Management believes the Company will realize modest earnings from royalties in the short term with a stronger positive outlook over the next 12 months as the Company launches additional products and implements stronger pull through marketing efforts.

We are a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with TSG provided STCB with certain products on exclusive and royalty-free basis and other products on a non-exclusive and royalty basis; in the following categories: food, household cleaning, air care, spirits and personal care. TSG is predominantly an aerosol and liquid fill private label and branded manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, air care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverage, spirits and wine.

The current CEO and owner of TSG, Ross Sklar, was named the CEO of STCB in August of 2017.  Mr. Sklar has a long track record of commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, R&D and sales and marketing professionals over the last 20 years and has grown TSG into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States.

STCB conducted extensive research and has identified specific channels to penetrate with its portfolio of novel technologies. STCB intends to raise capital to assist in launching and marketing these products through debt and equity financing. STCB is now executing on this vision and is in market with four product lines, including the Breathe® Household cleaning aerosol line. Breathe is an environmentally friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This product line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program for 2018, a tremendous honor. Breathe also achieved the Good Housekeeping Seal of approval.

The Breathe line is predominantly in 300 to 400 stores serviced through United Natural Foods, Inc. (“UNFI”) as well as in almost 500 Home Depots through a distributor called Central Garden Excel (“Central”), one of the largest distributors to the DIY/Hardware retail channel.  Central will be handling all of STCB's distribution for the Breathe household cleaning aerosol line to Home Depot. The Breathe Hand Sanitizer Spray was recently named the exclusive hand sanitizer spray at all Home Depots, and the 1oz size is now at every check out. The Breathe line is available on Amazon and Walmart.com and also available at Lowes.

STCB also launched the Breathe Hand Sanitizer Spray in April 2020. This invention was created and patents were filed by Alim Enterprises, LLC, (“AE”) an entity owned by Mr. Sklar. Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s TSG. The product was developed as a result of supply chains collapsing during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure. BCL is an at scale manufacturer that started approximately 50 years ago in Santa Clarita, California with personal care products including hand sanitizer. Due to the outbreak of Covid-19, many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar’s AE, the concept of a spray hand sanitizer was invented. AE filed patents on the first ever aerosol spray hand sanitizer with a 75% alcohol solution that utilizes only compressed air and nitrogen as the product’s propellant. AE and its intellectual property counsel believe the product is novel and warrants a utility patent. In February 2021, AE assigned the patent application to STCB as contemplated by a 2020 memorandum of understanding between the two companies and TSG.

The product is being manufactured by BOV Solutions, a division of TSG that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products. The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and TSG’s existing distribution footprints in the United States. STCB launched the product in April 2020 via a Press Release in partnership with Dollar General, announcing its distribution in all of their 15,000+ stores. STCB has also partnered with Wegmans, HLA and J Winkler. Since then, the product is in distribution through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macy’s, Smart & Final, Weeks and others. The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly on STCB’s website www.breathesanitizer.com and on Amazon.com and Walmart.com.

STCB is also the marketer of record, but not the owner of, Betterbilt Chemical’s Kleen Out® branded drain opener and for the Winona® Butter Flavor Popcorn Spray. STCB provides marketing services to these brands as per the terms of the agreement. Both products are available in all Walmart stores.  Through STCB’s relationship with TSG and their marketing partner Deutsch Marketing, STCB launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. STCB also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in STCB. Winona Popcorn Spray is also sold in H-E-B grocery stores, and the Company expects sales to continue to grow in this space.

On September 8, 2021, STCB (via its wholly-owned subsidiary, Whipshots-WY) entered into an Intellectual Property Purchase Agreement effective August 24, 2021, with Penguins Fly, LLC, pursuant to which the Company purchased the trademarks “Whipshotz” and “Whipshots”. The purchase price for these trademarks is payable to Penguins Fly, LLC over the course of seven years, based on a sliding scale percentage between 2% and 5% of gross revenues actually received by the Company solely from the Company’s sale of Whipshots/Whipshotz products.

On September 14, 2021, STCB (via newly formed subsidiary Whipshots-DE), entered into a License Agreement with Washpoppin Inc., a New York corporation (“Washpoppin”) pursuant to which Washpoppin licensed certain intellectual property of the recording artist professionally known as “Cardi B” to the Company for use associated with the Company’s new product line consisting of alcohol-infused, whipped-cream aerosols, under the brand name “Whipshots.” The Company intends to launch these products under the Whipshots™ brand in the fourth quarter of 2021.

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

The Company continues to pursue financing opportunities and plans to raise capital via a Regulation A offering in fourth quarter of 2021. The Company has engaged The Dalmore Group to assist as the broker dealer of record in this process.

The Company’s ultimate goal is to become a leading brand owner and third-party marketer of cutting edge technologies in the consumer products marketplace whose success is expected to increase shareholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2022 and beyond.

For more information please visit our websites at www.starcobrands.com, www.breathecleaning.com, www.breathesanitizer.com, and www.whipshots.com.

Results of Operation for the Three Months Ended September 30, 2021 and 2020

Revenues

For the three months ended September 30, 2021, the Company recorded royalty revenues of $109,503 compared to $767,808 for the three months ended September 30, 2020, a decrease of $658,305, a percentage decrease of 86%. The royalty rate that the Company is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies, for various products mentioned above.

The decrease in the current period is primarily due to reductions in sales of our Breathe Hand Sanitizer (launched in 2020) and cleaning sprays, partially offset by growth in sales of Kleen-out and Winona Popcorn Spray. For the three months ended September 30, 2021, Breathe cleaning and sanitizer products accounted for approximately 15% of total royalty revenue, compared to the three months ended September 30, 2020 where Breathe cleaning and sanitizer products accounted for approximately 90% of total royalty revenue.

We believe that the decrease in our revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is in part due to COVID-19. In 2020, especially in the early stages of the COVID-19 pandemic, demand for consumer goods, and in particular sanitizers, skyrocketed. During the three months ended June 30, 2020, we saw demand increase for our Winona Popcorn Spray, Breathe cleaning products and Breathe Hand Sanitizer. As the initial panic and hoarding of cleaning supplies dwindled during 2021, and the increasing availability of vaccines became widespread, many retailers in the US evaluated their inventories and determined that they had, for many product categories, and in particular sanitization supplies, had too much stock due to a reduction in consumer frenzy over those products. As a result, the Company experienced a slowdown in demand for both our Breathe cleaning products and Breathe Hand Sanitizer.

Operating Expenses

For the three months ended September 30, 2021, compensation expense decreased $22,803, or 75%, to $11,673 compared to $47,113 for the three months ended September 30, 2020. The decrease is a result of reductions in the number of paid directors and officers.

For the three months ended September 30, 2021, the Company incurred $57,480 in professional fees compared to $34,677 for the three months ended September 30, 2020, an increase of $22,803, or 66%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal and audit fees.

For the three months ended September 30, 2021, the Company incurred $430,176 in marketing, general and administrative expense as compared to $222,334 for the three months ended September 30, 2020, an increase of $207,842, or 94%. The increase can be attributed to an increase in spending on marketing including initial license payments related to the promotional launch for Whipshots™.

Other income and expense

For the three months ended September 30, 2021, we had total other expense of $2,987 compared to other expense of $1,768 for the three months ended September 30, 2020. The increase in total other expense was largely a result of office sub lease income and gain on forgiveness of debt in the three months ended September 30, 2020 which did not reoccur in the corresponding period for 2021.

Net loss

For the three months ended September 30, 2021, the Company recorded a net loss of $392,813 as compared to a net gain of $461,916 in the prior year. Our increase in net loss is primarily the result of the decline in revenue in addition to increased marketing and professional spending. The net gain in the prior year was a result of our increase in revenue attributed to the Breathe Hand Sanitizer Spray, growth in the Breathe Household Cleaning line and growth with the Winona Popcorn Spray.

Results of Operation for the Nine Months Ended September 30, 2021 and 2020

Revenues

For the nine months ended September 30, 2021, the Company recorded royalty revenues of $484,073 compared to $1,120,072 for the nine months ended September 30, 2020, a decrease of $635,999, a percentage decrease of 58%.

As stated above, we believe that our results of operations for the nine months ended September 30, 2021 and September 30, 2020 were in part affected by COVID-19. In 2020, especially in the early stages of the COVID-19 pandemic, demand for consumer goods, and in particular sanitizers skyrocketed. During the nine months ended September 30, 2020, Starco Brands saw demand increase for our Winona Popcorn Spray, as well as its Breathe cleaning and sanitization products. During the nine months ended September 30, 2021, the increasing availability of vaccines became widespread and many retailers in the US evaluated their inventories, determining that they had, for many product categories, and in particular sanitization supplies, had too much stock due to a reduction in consumer frenzy over those products. As a result, the Company experienced  a slowdown in demand for both our Breathe cleaning products and Breathe Hand Sanitizer – however, we continued to see strong sales of our Winona Popcorn Spray.

Operating Expenses

For the nine months ended September 30, 2021, compensation expense decreased $49,370, or 36% to $89,466 compared to $138,836 for the nine months ended September 30, 2020. This decrease was a result of reductions in the number of paid directors and officers.

For the nine months ended September 30, 2021, the Company incurred $167,882 in professional fees compared to $63,956 in the prior period, an increase of $103,926, or 163%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees, including fees associated with the Company's proposed Regulation A offering in the fourth quarter of 2021.

For the nine months ended September 30, 2021, the Company incurred $750,540 in marketing, general and administrative expense as compared to $328,833 for the nine months ended September 30, 2020, an increase of $421,707, or 129%. The increase can be attributed to an increase in spending on marketing.

Other income and expense

For the nine months ended September 30, 2021, we had total other expense of $25,673 compared to $5,027 for the nine months ended September 30, 2020. The increase in total other expense was largely a result of office sub lease income and gain on forgiveness of debt in the nine months ended September 30, 2020 which did not reoccur in the corresponding period for 2021.

Net loss

For the nine months ended September 30, 2021, the Company recorded a net loss of $549,488 as compared to a net gain of $583,420 in the prior year. Our increase in net loss is primarily the result of the decline in revenue in addition to increased marketing and professional spending.

Liquidity and Capital Resources

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $16,686,508 at September 30, 2021, primarily due to the issuance of stock for services when the Company reorganized in 2017 and 2018, had a net loss of $549,488 and used net cash for operating activities of $685,899 for the nine months ended September 30, 2021.

We generated $491,498 from financing activities during the nine months ended September 30, 2021, compared to $128,508 provided by financing activities during the nine months ended September 30, 2020.

In the comparative period in 2020, the Company generated net income of $583,420 as compared to a net operating loss of $549,488 in 2021. Operating expenses included items such as compensation for two out of the four Board Members, marketing expenses, administrative costs, insurance, legal and other professional fees, compliance and website maintenance. No cash compensation has ever been paid to Ross Sklar, the CEO and Chairman of the Board.

On January 24, 2020, the Company executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, the Company executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, the Company executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

Revenue recognition

The Company and its subsidiaries earn their revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when sales are made by TSG or other related parties to a third party.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

STARCO BRANDS, INC.

Dated: November 22, 2021	By: /s/ Ross Sklar Ross Sklar Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)