Form 10-K
period 2021-12-31
Starco Brands, Inc.
filed 2022-05-20
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54892

STARCO BRANDS, INC

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 26th Street, Suite 200, Santa Monica, CA (Address of principal executive offices)	90402 (Zip Code)

Registrant’s telephone number, including area code: (888) 484-1908

Securities Registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STCB	OTC Markets Group OTCQB tier

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the 42,250,512 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($0.69) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2022) was approximately $29,152,853.

As of May 16, 2022, there were 159,140,665 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by Public Law 104-67. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including the impact of the COVID-19 pandemic, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this Report, including under the caption “Risk Factors,” under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I

Item 1.  BUSINESS

Our Business

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as "the Company," "our Company," "STCB", "we," "us" or "our," was incorporated in the State of Nevada on January 26, 2010 under the name Insynergy, Inc. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time.  In July 2017, the Company entered into a licensing agreement with The Starco Group ("TSG"), located in Los Angeles, California.  TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with TSG to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar and online retailers.  We are a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with TSG provided STCB with certain products on an exclusive and royalty-free basis and other products on a non-exclusive and royalty basis, in the categories of food, household cleaning, air care, spirits and personal care.

The current CEO and owner of TSG, Ross Sklar, was named the CEO of STCB in August of 2017.  Mr. Sklar has a long track record of commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, research and development, and sales and marketing professionals over the last 20 years and has grown TSG into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States.

STCB conducted extensive research and has identified specific channels to penetrate with its portfolio of novel technologies. STCB is now executing on this vision and since its inception has launched four product lines. The Breathe® Household cleaning aerosol line is an environmentally friendly line of household cleaning aerosol products. It is the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program and also achieved the Good Housekeeping Seal of approval.

STCB also launched the Breathe® Hand Sanitizer Spray in April 2020. This invention was created and patents were filed by Alim Enterprises, LLC, (“AE”) an entity owned by Mr. Sklar. Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s TSG. The product was developed as a result of supply chain collapse during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure. BCL, located in Santa Clarita, California, is an at scale manufacturer that started approximately 50 years ago with personal care products, including hand sanitizer. Due to the outbreak of Covid-19, many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar’s AE, the concept of a spray hand sanitizer was invented. AE filed patents on what it believes to be the first ever aerosol spray hand sanitizer with a 75% alcohol solution that utilizes only compressed air and nitrogen as the product’s propellant. AE and its intellectual property counsel believe the product is novel and warrants a utility patent. In February 2021, AE assigned the patent application to STCB as contemplated by a 2020 memorandum of understanding among AE, STCB and TSG.

The product is being manufactured by BOV Solutions, a division of TSG that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products. The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and TSG’s existing distribution footprints in the United States. STCB launched the product in April 2020 via a press release in partnership with Dollar General, announcing its distribution in each of their 15,000+ stores. STCB has also partnered with Wegmans, HLA and J Winkler. Since then, the product is in distribution through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macy’s, Smart & Final, Weeks and others. The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly on STCB’s website www.breathesanitizer.com and on Amazon.com and Walmart.com.

STCB is also the marketer of record, but not the owner of record of, Betterbilt Chemical’s Kleen Out® branded drain opener and for the Winona® Butter Flavor Popcorn Spray. STCB provides marketing services for these brands pursuant to the terms of agreements governing STCB's marketing. Both products are available in Walmart stores.

Through STCB’s relationship with TSG and their marketing partner Deutsch Marketing, STCB launched a new label in June 2019 for Winona Popcorn Spray throughout all Walmart stores. STCB also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in STCB. Winona Popcorn Spray is also sold in H-E-B grocery stores. The Company also launched a new caramel flavor which is also distributed through Walmart and H-E-B. Sales grew significantly in 2021 and the Company expects sales to continue to grow in this space as management plans to increase the Company's sales personnel in 2022 for this product line.

On September 8, 2021, STCB (via its newly formed Wyoming subsidiary, Whipshots, LLC “Whipshots LLC”) entered into an Intellectual Property Purchase Agreement effective August 24, 2021, with Penguins Fly, LLC, pursuant to which the Company purchased the trademarks “Whipshotz” and “Whipshots”. The purchase price for these trademarks is payable to Penguins Fly, LLC over the course of seven years, based on a sliding scale percentage between 2% and 5% of gross revenues actually received by the Company solely from the Company’s sale of Whipshots/Whipshotz products.

On September 14, 2021, STCB (via newly formed Delaware subsidiary Whipshots LLC (DE), which was subsequently renamed to Whipshots Holdings LLC “Whipshots Holdings”), entered into a License Agreement with Washpoppin Inc., a New York corporation (“Washpoppin”) pursuant to which Washpoppin licensed certain intellectual property of the recording artist professionally known as “Cardi B” to the Company for use associated with the Company’s new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots.” The Company launched these products under the Whipshots™ brand in the fourth quarter of 2021 and first quarter of 2022. In addition, STCB entered into Distribution Agreements with various distributors pursuant to which such distributors will act as the exclusive distributors of Whipshots™ in various geographic locations.

On December 2, 2021, the Company launched Whipshots at Art Basel in Miami.  This launch event garnered over 1 billion impressions world-wide.  The Company launched the product on whipshots.com with a limited quantity of cans to be sold each day for the month of December.  The Company sold out every single day of the month.  The Company launched brick and mortar retail distribution in the first quarter of 2022 and signed a distribution agreement with RNDC, one of the largest spirits distributors in the nation.  The Company also announced a distribution deal with GoPuff and BevMo.  The Company expects to register Whipshots in all states but is starting in select markets with plans to grow cautiously.

As long as the Company can raise capital, the Company plans to launch other products in spray foods and condiments, air care, sun care, hair care, personal care, spirits and beverages over the next 48 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success. Financing growth and launching of new products is key and the Company’s ability to raise further capital is critical. In December 2021, the Company pursued financing via a Regulation A offering which was qualified on December 9, 2021. The Company engaged The Dalmore Group to assist as the broker dealer of record in this process, in which up to 56,818,181 shares of common stock may be sold to the public at a per share price of $1.00.

We will need to rely on sales of our common stock and other sources of financing to raise additional capital. The purchasers and manner of any share issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act. The Company is planning to utilize, as best as possible with limited financing, the services of Deutsch Marketing in order to help support the Company’s plan. The Company will also utilize the marketing capabilities of Hearst Media with its co-branding arrangement on some of its products. This provides significant support for its current retail and online distribution.

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

Employees

The Company currently has no full-time employees but uses independent contractors and contributed services from related parties on an as needed basis.

Item 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, we have chosen to include the following risk factors.

The Company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events and technological developments (such as cyber-attacks and the ability to prevent those attacks). Additionally, early-stage companies are inherently more risky than more developed companies. You should consider general risks as well as specific risks when deciding whether to invest.

Risks Related to Our Company and its Business

We are reliant on related parties for all of our revenues, the manufacturing of our products, and much of our administrative activities.

The Company has no employees and we use contributed services from related parties on an as needed basis for the administration of Company operations, and as set forth in these Risk Factors, our revenues an manufacturing depend on the operations of related parties.

We are highly dependent on the services of Ross Sklar, our Chief Executive Officer.

We are highly dependent on the services of Ross Sklar, our Chief Executive Officer. Although Mr. Sklar spends significant time with the Company and is highly active in our management, he does not devote his full time and attention to the Company. Mr. Sklar also currently serves as Chief Executive Officer of The Starco Group and is Chairman of Temperance Distilling Company, among other positions and activities.

We are controlled by Ross Sklar. As a result, Mr. Sklar has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

As of May 16, 2022, Mr. Sklar beneficially owns, directly or indirectly, shares of the Company’s Common Stock representing approximately 58.6% of the outstanding voting power of the Common Stock.

As a result of his stock ownership and positions at the Company, Mr. Sklar has the ability to exercise significant control and influence over our business, including all matters requiring stockholder approval (e.g., the election of directors, amendments to the Articles of incorporation, and significant corporate transactions, such as a merger or other sale of our Company or its assets) for the foreseeable future.

We rely on related parties and our business could be adversely affected if relationships with such related parties change, are terminated, or are not renewed.

The Company is dependent on The Starco Group which is owned by our CEO, Ross Sklar.  There is no assurance that TSG will produce, supply or distribute sufficient quantities of those products needed by the Company. Difficulties in developing alternative sources of supply, if required, or failure of TSG to provide the products to the Company would have a material adverse effect on the Company’s business, financial condition, and result of operations.

We have incurred significant net losses and have only recently begun generating profits since repivoting in 2017. We cannot assure you that we will continue to achieve profitable operations.

We have historically incurred significant net losses since inception. While we had net losses of $2,325,074 for the year ended December 31, 2021, our net income for December 31, 2020 was $543,286, and we had net losses of $139,964 and $441,951 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2021, we had a shareholders’ deficit of $2,746,751. We may not be able to achieve and maintain profitability, and may incur significant losses again in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

We cannot assure you that we will achieve sustainable operating profits as we continue to expand our brand and product offerings, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our Common Stock to decline, resulting in a significant or complete loss of your investment.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the year ended December 31, 2021 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. This report is dated May 20, 2022. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to continue generating revenues from our operations, which will enable us to fund our expansion plans and realize our business objectives. If we are unable to continue to grow our revenue and to and sustain profitability, we may not be able to continue as a going concern.

Our success depends on our ability to uphold the reputation of our brands and our clients’ brands, which will depend on the effectiveness of our marketing, our product quality, and our client experience.

We believe that ours and our company-clients’ brand image and brand awareness is vital to the success of our business. We also believe that maintaining and enhancing the image of ours and our clients’ brands, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding ours and our clients’ customer base. As we execute our growth strategy, our ability to successfully expand into new markets or to maintain the strength and distinctiveness of the image of ours and our clients’ brands, our existing markets will be adversely impacted if we fail to connect with ours and our clients’ target customers. Among other things, we rely on our marketing, strategy, and media partners, as well as social media platforms, such as Instagram and Twitter, to help implement our marketing strategies and promote ours and our clients’ brands. Ours and our clients’ brands and reputation may be adversely affected if we fail to achieve these objectives, if ours or our clients’ public image was to be tarnished by negative publicity, if we fail to deliver innovative and high-quality products acceptable to our customers, or if we face a product recall. Negative publicity regarding the production methods of our manufacturer The Starco Group or those of the client-companies we work with could adversely affect our reputation and sales. Additionally, while we devote considerable efforts and resources to protecting our and our clients’ intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales or achieve profitability.

Our success depends to a significant degree on our ability to timely identify and originate product trends as well as to anticipate and react to changing consumer demands. All of our products are subject to changing consumer preferences and we cannot predict such changes with any certainty. Product trends in the food, household cleaning, air care, spirits and personal care markets can change rapidly. We will need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the products our customers seek and maintain the image of our brands. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected, and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow-moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.

Even if we are successful in anticipating consumer demands, our ability to adequately react to and execute on those demands will in part depend upon our continued ability to develop and introduce high-quality products. If we fail to introduce products in the categories that consumers want, demand for our products could decline and our brand image could be negatively impacted. Our failure to effectively introduce new products and enter into new product categories that are accepted by consumers could result in excess inventory, inventory write-downs, decreases in gross margins and a decrease in net revenues, which could have a material adverse effect on our financial condition.

Our ability to anticipate consumer preferences also goes hand-in-hand with our ability to provide effective marketing services for our clients. If we are unable to predict what might be attractive to the target consumers of our client’s products, our marketing efforts in connection with those products may be unsuccessful, which would negatively affect our reputation within the industry, and negatively affect our operating results.

An economic downturn or economic uncertainty in the United States may adversely affect consumer discretionary spending and demand for our products.

Our operating results are affected by the relative condition of the United States economy as many of our products may be considered discretionary items for consumers. In an economic downturn, our customers may reduce their spending and purchases due to job loss or fear of job loss, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes, and/or lower consumer confidence. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty. Current, recent past, and future conditions may also adversely affect our pricing and liquidation strategy; promotional activities, product liquidation, and decreased demand for consumer products could affect profitability and margins. Online customer traffic is difficult to forecast. As a consequence, sales, operating, and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast expected results for future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on our liquidity and capital resources, including the ability to raise additional capital, if needed, or could otherwise negatively affect our business and financial results. For example, global economic conditions may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels, and product quality and to operate their businesses, all of which could adversely affect our supply chain. Market instability could make it more difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, our manufacturers, TSG and Temperance Distilling Company (“Temperance”), forecast inventory needs and estimate future demand for particular products on our behalf. Their ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, their failure to accurately forecast acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and have an adverse effect on gross margin, which ultimately impacts our revenues. In addition, if the manufacturers underestimate the demand for our products, they may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and distributor relationships.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue.

The categories in which we operate are highly competitive, both in the U.S. and globally, as a limited number of large manufacturers compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate as well as increasing retailer concentration, our retailer customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

●

we face competition from large, established companies, including The Procter & Gamble Company, Unilever, Johnson & Johnson, Diageo and others, that have significantly greater financial, marketing, research and development and other resources and greater market share than we do, which provides them with greater scale and negotiating leverage with retailers;

●	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives; and
●	our competitors may be able to obtain exclusive distribution rights at particular retailers or favorable in-store placement.

In general, the greater capabilities of these large competitors in these areas enable them to better withstand periodic product campaign failures, and more general downturns in the industry, compete more effectively on the basis of price and production and more quickly develop or locate and license new products. In addition, new companies may enter the markets in which we expect to compete, further increasing competition in our industry.

We rely on licensing agreements with The Starco Group and Temperance Distilling Company.

We are party to a licensing agreement (the “Licensing Agreement”) with TSG dated July 12, 2017. Pursuant to this agreement, STCB licenses to TSG the exclusive right to manufacture and sell STCB’s products, which it may sell under the brand names owned by STCB. In return, TSG pays STCB royalties based on TSG’s unit sales of the products licensed by STCB to TSG pursuant to the Licensing Agreement. Most of the Company’s products are manufactured and sold by TSG pursuant to this Licensing Agreement. As such, we are reliant on the Licensing Agreement with TSG for a significant portion of our business. In addition, due to the close relationship of the Company and TSG, the deal terms that the Company has procured under this Licensing Agreement (relating to manufacturing and royalties the Company receives on product sales by TSG) are very favorable to the Company, and would be difficult to replicate with another third-party manufacturer. Further, if for some reason the Company wanted to switch to an alternative provider for the manufacturing and selling of Company products, the Licensing Agreement grants TSG an exclusive right to the products of the Company, and therefore the Company would be unable to change to another manufacturer without the consent of TSG or a breach by TSG of the terms of the Licensing Agreement. Under the terms of the Licensing Agreement, the agreement expires December 31, 2028, but may be terminated by either party immediately upon the material breach of the Licensing Agreement by the other party. If TSG were to assert a breach of the Licensing Agreement by the Company, and was successful in terminating the Licensing Agreement, it could have a material adverse effect on the Company and its operating results.

STCB is in the process of finalizing a licensing agreement with Temperance Distilling Company (the “TDC Agreement”).  In the TDC Agreement, STCB licenses to Temperance the right to manufacture and sell products using the brand name Whipshots.  In return, Temperance agrees to pay STCB royalties based on net unit sales of products licensed by STCB to Temperance.  At this time, Temperance is the sole manufacturer for Whipshots products, thus we are reliant on the TDC Agreement for all royalties related to the Whipshots products.  As stated, the TDC Agreement has not been finalized as of yet, however, the financial elements of the agreement are agreed upon, are in full effect, and will be retroactive to the date of first sale of any Whipshots product.  Further details on the TDC Agreement will be disclosed once final and executed.

We rely on single manufacturers for each of our products.

TSG manufacturers substantially all of the Company’s products, including procuring raw materials and manufacturing. As a result, the Company is reliant to a significant degree on TSG for the production of the Company’s products, and might not easily be able to find a comparable third-party manufacturer for the Company’s products. The operations of The Starco Group can be subject to additional risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. TSG may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There have occasionally been, and there may again in the future be, shipments of products by TSG to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

Whipshots, our newest venture, is manufactured by Temperance Distilling Company. ("Temperance"). Temperance is responsible for the procurement of all raw materials and components required to manufacture Whipshots. Due to the unique nature of Whipshots, the Company is reliant on Temperance as the manufacturer of Whipshots and would not easily be able to find a comparable third-party manufacturer if needed. The operations of Temperance can be subject to additional risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. Temperance may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There have occasionally been, and there may again in the future be, shipments of products by Temperance to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

Our sales and gross margins may decline as a result of increasing product costs and may not keep up with inflation.

Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial conditions, operating results and cash flows.

In addition, the United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

Our operations are dependent on TSG’s network of warehouses and distribution centers, and the loss of, or disruption in, such a warehouse and distribution center and other factors affecting the distribution of our products could have a material adverse effect on our business and operations.

TSG manufactures the Company’s products and sells those products to a variety of distributors, retailers and end users at wholesale or retail amounts. As such, our warehouse, fulfillment and distribution functions are handled by TSG. Our current fulfillment/distribution operations are substantially dependent on the continued retention of these facilities. Any significant interruption in the operation of a warehouse and fulfillment/distribution center due to natural disasters, accidents, system issues or failures, or other unforeseen causes that materially impair our ability to access or use such a facility, could delay or impair the ability to distribute products and fulfill online orders, which could cause sales to decline.

Our margins may decline as a result of increasing freight costs.

Freight costs are impacted by changes in fuel prices through surcharges, among other factors. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to the distribution center as well as outbound freight from the distribution center to stores/shops, supplier returns and third-party liquidators, and shipments of product to customers. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Increases in fuel prices, surcharges, and other potential factors may increase freight costs. Since the Company receives a royalty on all of its product sales based on the total unit sales of the product minus costs, one of which is freight costs, these fluctuations may increase our cost of products and have an adverse effect on our margins, results of operations and financial condition.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

All of our product sales are from products bearing proprietary trademarks and brand names. In addition, we own or license patents and patent applications for certain products we sell. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the U.S., the laws of some other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. Our intellectual property rights could be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition or decreased royalties, either of which could negatively impact our operating results. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

We may be subject to liability if we infringe upon the intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could harm our brand image.

Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We do not currently maintain product liability insurance, which puts us at a greater risk of harm to our business operations should we receive a monetary judgment against us in relation to a product liability lawsuit. We intend on obtaining product liability insurance in the future. However, even with product liability insurance, we would not be covered against all types of claims, particularly claims other than those involving personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products' reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission, the Food and Drug Administration (“FDA”) and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims or be required to recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.

Should we choose to pursue international sales, we will be subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. Although we have policies and procedures to address compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other partners will not take actions in violations of our policies. Any such violation could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our Chief Executive Officer, Ross Sklar. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

In addition, our continuing ability to attract and retain highly qualified personnel, especially employees with experience in branding and marketing, will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results could be materially adversely affected.

A portion of our customers shop with us through our e-commerce website, which currently sells certain of our Breathe products only. While many of our products are sold in retail stores, increasingly, customers are using tablets and smart phones to shop online, and we do plan on increasing our product offerings on ecommerce websites in the future. Any failure on our part to provide an attractive, effective, reliable, user-friendly e-commerce platform that offers a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of sales, harm our reputation with customers, and could have a material adverse impact on our business and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, and financial and other personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Advanced attacks are multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. The vast majority of data breaches, whether conducted by a cyber attacker from inside or outside of the organization, involve the misappropriation of digital identities and user credentials. These credentials are used to gain legitimate access to sensitive systems and high-value personal and corporate data. Many large, well-known organizations have been subject to cyber-attacks that exploited the identity vector, demonstrating that even organizations with significant resources and security expertise have challenges securing their identities. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, or a loss of confidence in our business, any of which could adversely affect our business, revenues, and competitive position.

Organizations face growing regulatory and compliance requirements.

New and evolving regulations and compliance standards for cyber security, data protection, privacy, and internal IT controls are often created in response to the tide of cyber-attacks and will increasingly impact organizations. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance, failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. Any substantial costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, could have a material adverse effect on our business and brand.

Our business is subject to seasonality.

Customer orders for certain Company products, such as those in our Honu sunscreen line, are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Accordingly, our sales, financial performance, working capital requirements and cash flow may experience volatility during these periods. Further, purchases of our sun care products can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Acquisition opportunities may present themselves that in hindsight did not achieve the positive results anticipated by our management.

From time to time, acquisition opportunities may become available to the company. Those opportunities may involve the acquisition of specific assets, like intellectual property or inventory, or may involve the assumption of the business operations of another entity. Our goal with any future acquisition is that any acquisition should be able to contribute neutral to positive net income to the company after integration. To effect these acquisitions, we will likely be required to obtain lender financing or issue additional shares of stock in exchange for the shares of the target entity. If the performance of the acquired assets or entity does not produce positive results for the company, the terms of the acquisition, whether it is interest rate on debt, or additional dilution of stockholders, may prove detrimental to the financial results of the company, or the performance of your particular shares.

The novel coronavirus (COVID-19) pandemic may have an impact on our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 spread to many countries, including the United States, and in March 2020 was declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 intensified and the United States, Europe and Asia implemented severe travel restrictions and social distancing. The impacts of the outbreak continue to evolve.

Manufacturers in the United States have felt the impacts of the COVID-19 pandemic, both positively and negatively. In 2020, demand for consumer goods skyrocketed to levels not seen in recent times. For Starco Brands, we saw demand increase for our Winona Popcorn Spray, Breathe cleaning products and Breathe Hand Sanitizer (launched in 2020). As the first quarter of 2021 came, vaccines began to be distributed and the economy began to reopen, many retailers in the US evaluated their inventories and determined that they had, for many product categories, over-ordered and had too much stock. This led to a slowdown in buying for certain product categories such as household cleaning and sanitation/disinfection products. We in turn saw a slowdown in demand for both our Breathe cleaning products and Breathe Hand Sanitizer.

The impacts of the COVID-19 pandemic continue to unfold. The reopening of many businesses has been met with a severe shortage of labor to fill needed jobs. Manufacturers have felt this shortage of labor which has resulted in many supply-chain issues, such as lack of goods and rising prices. Additionally, transportation costs, both domestically and import, have risen to record high levels.

To date, we have not yet felt the impact of these challenges, but that is unlikely to continue. The increased cost of components and freight are likely to have an impact on sales and profitability. Supply chain issues may cause some of our products to become low on stock. Our management team has worked diligently to minimize any of these disruptions, but there are no assurances we will be able to eliminate them completely. If we are unable to effectively mitigate these likely challenges that we will face, it may result in a material adverse effect on our results of operations, and as a result, may harm the value of your investment in our Company.

In addition to the COVID-19-related disruptions possibility adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks facing our Company described in “Risk Factors” in this report, including risks relating our limited operating history, our ability to generate sufficient revenue, our ability to generate positive cash flow, our relationships with third parties that are important to our operations, and many other factors. While we will endeavor to minimize these impacts, there can be no assurance that we will be successful in doing so. Our failure to do so would likely have an adverse impact on our business and financial results.

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

On May 16, 2022, the closing price for our common stock as reported on the OTCQB was $0.16. As of May 16, 2022, we had 159,140,665 shares of common stock issued and outstanding.

Holders

As of May 16, 2022, we had 188 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Equity Compensation Plans.

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities.

All sales of unregistered common stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act.

Date	Shares of Common Stock Issuable	Cash Proceeds / Value in Kind from Shares Issuable	Recipient(s) of Shares
October 22, 2021	728,570	$600,000	2 shareholders

In October 2021, the Company also reserved 650,000 shares of restricted common stock to be issued to advisors in exchange for their services.

On December 9, 2022, the Company's common stock offering under Regulation A+ ("Reg A") was qualified by the Securities and Exchange Commission (the "SEC") to raise capital for 56,818,181 shares at a price of $1.00 per share, for a maximum of $56,818,181. Of that amount, $11,363,636 were qualified to be sold by selling shareholders. The Company did not close on any subscriptions from its Reg A share offering as of December 31, 2021 or as of the date of this filing.

All sales of unregistered warrants to purchase common stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act.

Date	Warrants to Purchase Shares of Common Stock	Consideration	Exercise Price	Recipient(s) of Shares
October 20, 2021	250,000	Marketing Services	$1.00	1 individual
October 21, 2021	300,000	Product Creation and Consulting Services	$0.90	1 individual

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the "Separation Agreements") with Sanford Lang ("Mr. Lang") and Martin Goldrod ("Mr. Goldrod") whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the "Separation Benefits"). As consideration for the Separation Benefits, and not in addition to same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the "Repurchases"). The Repurchases made during the third and fourth quarters of fiscal year 2021 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2021 - 7/31/2021	21,276	$0.51	21,276	$383,250
8/1/2021 - 8/31/2021	21,383	$0.51	42,659	$372,300
9/1/2021 - 9/30/2021	22,543	$0.49	65,202	$361,350
10/1/2021 - 10/31/2021	22,156	$0.49	87,358	$350,400
11/1/2021 - 11/30/2021	22,739	$0.48	110,097	$339,450
12/1/2021 - 12/31/2021	18,728	$0.58	128,825	$328,500

Item 6.  [Reserved]

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

For the year ended December 31, 2021, the Company recorded royalty revenues of $673,329 compared to $1,365,360 for the year ended December 31, 2020, a decrease of $692,031 or 51%. The royalty rate that Starco Brands is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies, for various products mentioned above.

The decrease in the current year is primarily due to reductions in sales of our Breathe Hand Sanitizer (launched in 2020) and cleaning sprays, partially offset by growth in sales of Kleen-out, Winona Popcorn Spray, and, beginning in November, initial sales of Whipshots. For the year ended December 31, 2021, Breathe cleaning and sanitizer products accounted for approximately 20% of total royalty revenue, compared to the year ended December 31, 2020 where Breathe cleaning and sanitizer products accounted for approximately 80% of total royalty revenue.

We believe that the decrease in our revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020 is in part due to COVID-19. In 2020, especially in the early stages of the COVID-19 pandemic, demand for consumer goods, and in particular sanitizers, skyrocketed. During the three months ended June 30, 2020, we saw demand increase for our Winona Popcorn Spray, Breathe cleaning products and Breathe Hand Sanitizer. As the initial panic and hoarding of cleaning supplies dwindled during 2021, and the increasing availability of vaccines became widespread, many retailers in the US evaluated their inventories and determined that they had, for many product categories, and in particular sanitization supplies, had too much stock due to a reduction in consumer frenzy over those products. As a result, the Company experienced a slowdown in demand for both our Breathe cleaning products and Breathe Hand Sanitizer.

Operating Expenses

For the year ended December 31, 2021, compensation expense increased $100,300, or 54% to $285,837 compared to $185,537 for the year ended December 31, 2020, primarily due to increased consulting support and the impact of non-cash compensation to strategic advisors.

For the year ended December 31, 2021, the Company incurred $460,363 in professional fees compared to $145,416 in the prior period, an increase of $314,947, or 217%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in legal fees for intellectual property and licensing transactions related to the launch of Whipshots.

For the year ended December 31, 2021, the Company incurred $2,217,730 in marketing, general and administrative expense as compared to $507,278 for the year ended December 31, 2020, an increase of $1,710,452, or 337%. The increase can be attributed primarily to spending on promotional content and marketing to support the launch of Whipshots.

We did not incur any significant COVID-19 related expenses during the years ended December 31, 2021 and 2020.

Other income and expense

For the year ended December 31, 2021, we had total other loss of $34,473 compared to other income of $16,157 for the year ended December 31, 2020. For the year ended December 31, 2021, the Company had interest expense of $30,973 and a non-cash loss on assets of $3,500, without any offset from subleasing income or gains on extinguishment of debt. For the year ended December 31, 2020, the Company recorded other income from subleasing its office space of $15,750 and a gain on extinguishment of debt of $37,580. This was offset by interest expense of $37,173.

Net loss

For the year ended December 31, 2021, the Company recorded a net loss of $2,325,074 as compared to a net income of $543,286 for the year ended December 31, 2020. The decrease from net loss to net income is the result of the decrease in our revenue and the large increase in spending to support the launch of Whipshots.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $18,388,186 at December 31, 2021.

We netted $1,518,421 from financing activities for the year ended December 31, 2021, due to $1,100,000 of loan advances from Ross Sklar, our CEO, $600,000 of equity investments from unaffiliated parties, and $52,822 of net advances to fund corporate insurance policies, less share repurchases of $65,700 and other repayment activity. This compared to a net $102,798 of financings primarily from related party advances for the year ended December 31, 2020. A majority of our financing activity consisted of payments to and from related parties.

We currently require monthly cash for operating expenses in excess of our revenue, but are approaching break-even. Operating expenses include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance and website maintenance.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. As of December 31, 2021, there was $1,200,000 of principal and $8,626 of accrued interest due on these notes.

Critical Accounting Estimates and Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

The Company earns its revenue from the licensing agreements it has with TSG and Temperance, each a related party. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognized its revenue only when it receives a report of sales made by TSG to a third party.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for years ended December 31, 2021 and 2020

Notes to the Consolidated Financial Statements

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the shareholders and the board of directors of Starco Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Starco Brands, Inc. (the "Company") as of December 31, 2021 and the related consolidated statements of operations, stockholders’ equity/deficit and cash flows for the year ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has an accumulated deficit of $18,388,186 on December 31, 2021 including the impact of its net loss of $2,325,074 for the year ended December 31, 2021, the Company also experienced negative cash flows from operating activities of approximately $1,837,240. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown although the Company is actively raising capital via a Regulation A offering which was qualified in December 2021. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 7 to the financial statements, the Company earned all of its revenues and was contributed various services from related parties during the year ended December 31, 2021. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these revenues were among wholly unrelated parties.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Transactions including Revenue Recognition

The Company has significant related party transactions involving revenue, loans payable, services contributed and amounts paid by multiple related parties. The Company’s revenue is based upon royalty agreements with related parties that can be complex and vary based on the product. Auditing management’s identification of related parties and the related transactions including recognition of revenue can be complex and is based on a thorough understanding of the Company’s related party relationships, contracts, and business activities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures for related-party transactions included the following, among others:

●	Evaluating the completeness of related-party transactions by obtaining the Company’s list of related-party relationships and transactions.
●	Making inquiries of executive officers, key members of management, and Board of Directors regarding related party transactions.
●

Evaluating the Company’s related party revenues under ASC 606 and conducting audit procedures which included reviewing contracts and evaluating management’s assumptions used to determine the distinct performance obligations, and tracing to third party documentation, which the royalty revenue is based on.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2021

Irvine, CA

May 20, 2022

PCAOB ID: 324

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starco Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Starco Brands, Inc. (the Company) as of December 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Note 7 to the financial statements, Starco Brands Inc. has significant related party transactions involving revenue, loans payable, cash advances, and expenses paid by multiple related parties. Starco Brand’s revenue is based upon royalty agreements with related parties that can be complex and vary based on the product, as discussed in Revenue Recognition, Note 2, to the financial statements. Auditing management’s identification of related parties and the related transactions including recognition of revenue can be complex and is based on a thorough understanding of the Company’s related party relationships, contracts, and business activities.

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

Haynie & Company
Salt Lake City, Utah April 15, 2021

We have served as the Company’s auditor since 2016.

CONSOLIDATED BALANCE SHEETS - USD ($)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$338,863	$773,322
Accounts receivable, related party	174,059	45,517
Prepaid and other assets	733,020	19,917
Total Current Assets	$1,245,942	$838,756
Intangibles, net	20,000	-
Note receivable, related party	95,640	-
Deposit	-	3,500
Total Assets	$1,361,582	$842,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$592,665	$207,665
Other payable and accruals	800,775	263,230
Accrued interest, related party	202,023	6,346
Accrued compensation	-	72,200
Stock payable	654,166	-
Treasury stock payable, current	131,400	-
Loans and advances payable, related party	376,382	546,989
Notes payable	53,822	-
Total Current Liabilities	$2,811,233	$1,096,430
Treasury stock payable, net of current portion	197,100	-
Loans payable, net of current portion, related party	1,100,000	-
Total Liabilities	$4,108,333	$1,096,430
Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,140,665 and 159,140,665 shares issued and outstanding, respectively	159,141	159,141
Additional paid in capital	15,950,403	15,723,705
Treasury Stock at cost	(394,200)	-
Accumulated deficit	(18,388,186)	(16,137,020)
Total Starco Brands' Deficit	$(2,672,842)	$(254,174)
Non-controlling Interest	(73,909)	-
Total Stockholders' Deficit	$(2,746,751)	$(254,174)
Total Liabilities and Stockholders' Deficit	$1,361,582	$842,256

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - USD ($)

	For the Year Ended
	December 31, 2021	December 31, 2020
Income Statement
Revenues, net, related party	$673,329	$1,365,360

Operating Expenses:
Compensation expense	285,837	185,537
Professional fees	460,363	145,416
Marketing, General and administrative	1,159,520	307,278
Marketing, related party	1,058,210	200,000
Total operating expenses	$2,963,930	$838,231

Income (loss) from operations	$(2,290,601)	$527,129

Other Income (Expense):
Interest expense	(30,973)	(37,173)
Gain on forgiveness of debt	-	37,580
Other income (expense)	(3,500)	15,750
Total other income (expense)	$(34,473)	$16,157

Income (loss) before provision for income taxes	(2,325,074)	543,286
Provision for income taxes	-	-

Net Income (Loss)	(2,325,074)	543,286
Net income attributable to non-controlling interest	73,909	-
Net Income (Loss) attributable to Starco Brands	$(2,251,165)	$543,286
Income (loss) per share, basic & diluted	$(0.01)	$-
Weighted Average Shares Outstanding, basic and diluted	159,140,665	159,112,859

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT - USD ($)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2019	159,090,914	$159,091	$15,576,955	$-	$(16,680,306)	$-	$(944,260)
Common stock issued for services	49,751	50	99,950				100,000
Estimated fair value of contributed services			46,800				46,800
Net Income					543,286		543,286
Balance at December 31, 2020	159,140,665	$159,141	$15,723,705	$-	$(16,137,020)	$-	$(254,174)
Treasury stock				(394,200)			(394,200)
Estimated fair value of warrants issued			12,455				12,455
Estimated fair value of contributed services			214,243				214,243
Net Loss					(2,251,165)	(73,909)	(2,325,074)
Balance at December 31, 2021	159,140,665	$159,141	$15,950,403	$(394,200)	$(18,388,186)	$(73,909)	$(2,746,751)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - USD ($)

	For the Year Ended
	December 31, 2021	December 31, 2020
CASH FLOW FROM OPERATING ACTIVITES:
Net Income (loss)	$(2,325,074)	$543,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock payable for services	54,166	100,000
Warrants for services	12,455	-
Contributed services	214,243	46,800
Gain on forgiveness of debt	-	(37,580)
Non-cash lease expense	-	(1,361)
Non-cash asset writeoff	3,500	-
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(128,543)	(31,021)
Prepaids & other assets	(713,103)	18,744
Accounts payable	385,000	19,629
Accrued expenses, related party	122,571	6,346
Accrued liabilities	537,545	927
Net Cash Provided by (Used in) Operating Activities	$(1,837,240)	$665,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangibles	(20,000)	-
Notes receivable, related party	(95,640)	-
Net Cash Used in Investing Activities	$(115,640)	$-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances / loans from related parties	1,447,272	320,568
Repayment of advances from related parties	(516,973)	(185,441)
Borrowings on notes payable	80,291	-
Payments on notes payable	(26,469)	(32,329)
Proceeds from common stock to be issued	600,000	-
Repurchases of common stock	(65,700)	-
Net Cash Provided by Financing Activities	$1,518,421	$102,798
Net Increase (Decrease) in Cash	$(434,459)	$768,568

Cash at Beginning of Period	773,322	4,754
Cash at End of Period	$338,863	$773,322

Cash paid during the year for:
Interest	$33,380	33,027
Income taxes	-	-

Supplemental non-cash disclosure:
Treasury stock payable	$328,500	-
Lease termination	-	54,777

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (STCB) was incorporated in the State of Nevada on  January 26, 2010 under the name Insynergy, Inc. On  September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of STCB's name was in the best interests of the Company due to changes in its current and anticipated business operations. In  July 2017, STCB entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

During the third quarter of 2021, STCB formed two subsidiaries, Whipshots, LLC, a Wyoming limited liability company ("Whipshots LLC") and Whipshots, LLC, a Delaware limited liability company which was subsequently renamed Whipshots Holdings, LLC ("Whipshots Holdings"). Whipshots- LLC was a wholly-owned subsidiary of STCB at formation which was subsequently contributed to Whipshots Holdings. Whipshots Holdings is a majority owned subsidiary of STCB in which STCB owns 96% of the vested voting interests. There are unvested interests not owned by the Company for an additional 3% of the of the equity which have been issued subject to vesting requirements. The accompanying condensed consolidated financial statements are of STCB and its subsidiaries Whipshots Holdings and Whipshots LLC (collectively, the "Company").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements of Starco Brands, Inc. include the accounts of STCB and our 96% owned subsidiary and its wholly owned subsidiary, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with ASC 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Our consolidated subsidiaries at December 31, 2021 include:
Whipshots Holdings and its wholly owned subsidiary Whipshots LLC

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These consolidated financial statements should be read in conjunction with the related notes.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of contributed services and recoverability of prepaid royalties. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2021 or 2020.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. All of our receivables are from related parties. The allowance for uncollectible amounts is evaluated quarterly and was zero as of December 31, 2021.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2021.

Property and equipment

Property and equipment are carried at the lower of cost or net realizable value. All Property and equipment with a cost of $2,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. At December 31, 2021 and December 31, 2020, the Company had no property and equipment, net.

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

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of awards granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2021, the Company had 728,570 shares of stock payable that have been sold to investors, 650,000 shares of stock payable to advisors and subject to vesting, and 2,550,000 potentially dilutive shares from outstanding warrants.

Intangible Assets

Definite-lived intangible assets consist of certain trademarks and customer lists. Definite-lived intangible assets are amortized utilizing the straight-line method over the assets’ estimated useful lives, which approximate 10 years.  There was no significant amortization during the years ended December 31, 2021.

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During fiscal 2021, the Company did not record asset impairment charges related to its intangible assets.

Royalties and Licenses

Royalty-based obligations with content licensors are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Prepayments made are generally made in connection with the development of a particular product, and therefore, we are generally subject to risk during the product phase. Payments earned after completion of the product (primarily royalty-based in nature) are generally expensed as cost of revenue.

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through future revenue. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. If an impairment exists, then the related assets are written down to fair value. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.

Our minimum contractual obligations as of December 31, 2021 approximate $550,000, $1,100,000 and $1,650,000 for the years ending December 31, 2022, 2023 and 2024, respectively.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,388,186 at December 31, 2021 including the impact of its net loss of $2,325,074 for the year ended December 31, 2021.  Net cash used in operating activities was $1,837,240 for the year ended December 31, 2021. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown although the Company is actively raising capital via a Regulation A offering which was qualified in December 2021. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company had a financing loan for its Directors and Officers Insurance (“D&O”) in that was repaid in July 2020. In September 2021 the Company incurred a new D&O loan.  The new loan bears interest at 4.4% and requires monthly payments through June 2022. As of December 31, 2021 and 2020, the Company had D&O loan balances of $53,822 and $0, respectively.

During the fourth quarter of 2018, a third party loaned the Company $3,300 to pay for general operating expenses. The loan was unsecured, non-interest bearing and due on demand. This loan was forgiven year in the ended December 31, 2020 and a gain on the forgiveness of debt was recognized.

See Note 7 Related Party Transactions for loans to STCB from the Company's CEO.

NOTE 5 – OPERATING LEASE

The Company previously occupied office space in Burbank, California. The Company signed a three-year lease starting January 1, 2016. The lease was then extended for an additional three-year term. Upon adoption of ASU 2016-02 Leases (Topic 842),  the Company recorded an initial Right of Use of Asset and Lease Obligation of $122,825.

On November 1, 2020, the lease was amended to reduce the monthly lease payment to $1,750. In addition, the lessor agreed to forgive all past due accrued rent. As a result, the Company recognized a gain on the forgiveness of debt of $34,280.

On November 13, 2020, the Company and lessor assigned the lease for the office space in Burbank to two of its then Directors, Sanford Lang and Martin Goldrod, relieving the Company of any further obligation under the lease.

The lease expense for year ended December 31, 2020 was $34,691 which consisted of amortization expense of $30,297 and interest expense of $4,394, and cash paid under this operating lease was $25,918 during the same period.

NOTE 6– COMMITMENTS & CONTINGENCIES

On February 18, 2020, the Company received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleges that the Company has unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act as well as various California and New York laws. While the Company denied any wrongdoing, a settlement was reached and paid in full with no further obligation required by the Company.

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots”), a wholly-owned subsidiary of Starco Brands, Inc. (the “Company”), entered into an Intellectual Property Purchase Agreement (the “Agreement”) effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Agreement provides that Seller will sell to Buyer the trademarks “Whipshotz” and “Whipshots”, accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”). The purchase price (“Purchase Price Payment”) for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by Buyer solely from Buyer’s sale of Whipshots/Whipshotz products. The Purchase Price Payment shall be subject to a minimum amount in each contract year and a maximum aggregate amount between $140,000 and $2,000,000 based on revenues generated by the products. During the year ended December 31, 2021, the Company paid $20,000 of Purchase Price Payment, which has been recorded as an intangible asset.

On September 14, 2021, the Company entered into a License Agreement with Washpoppin Inc., a New York corporation. Pursuant to the License Agreement, Licensor shall license to the Company certain Licensed Property of the recording artist professionally known as “Cardi B”. As part of the Agreement, in exchange for royalty rates based on Net Sales (as defined in the Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company has committed to minimum royalty payments under the Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. During 2021 the Company incurred expense of approximately $42,300 and capitalized approximately $507,700 related to this royalty.

Accrued Liability

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement, the investor transferred $150,000 to the Company to be used for the development of a specific product. The product for which the investment was intended was never produced and this agreement is being renegotiated. The $150,000 investment was never returned by the Company and the amount is included in other payables and accruals on the balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the six months ended December 31, 2021 STCB paid an aggregate of $65,700 to Mr. Lang and Mr. Goldrod per the agreements and anticipates that the corresponding share transfers will be settled in 2022.

As of December 31, 2021, the Company owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, STCB owes TSG and its subsidiaries an additional $203,539 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by STCB's CEO, Ross Sklar. Total expenses paid by TSG on behalf of STCB approximated $347,272 for the year ended Dec 31, 2021.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. As of December 31, 2021, there were $1,200,000 of principal and $8,626 of accrued interest due on these notes, respectively.

During the year ended December 31, 2021, the Company incurred $1,033,210 of marketing expense from The Woo. David Dryer, STCB's EVP of Marketing was a Managing Director at The Woo until February 2022.

During the years ended December 31, 2021 and 2020, the Company recognized revenue of $673,329 and $1,365,360, respectively. There were $174,059 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2021. All revenue received is from related parties.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance as a note and related to its initial production of Whipshots. The note carries no interest and is payable on demand.

NOTE 8 – STOCK WARRANTS

The total outstanding balance of all stock warrants in the Company is 2,550,000 and 2,000,000 at December 31, 2021 and December 31 2020, respectively. There were 550,000 non-employee detached free-standing stock warrants granted during the year ended December 31, 2021. The fair value of these non-employee stock warrants granted during the year ended December 31, 2021 totaled $12,455, and was determined using the Black-Scholes option pricing model based on the following assumptions:

Exercise price	0.900 -1.0000
Dividend yield	0%
Volatility	59% - 60%
Risk-free interest rate	2.0% - 2.1%
Life of warrants	1 year from vesting

A summary of the status of the Company’s outstanding stock warrants and changes during the years is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value	Weighted Average Contractual Term (years)	Average Intrinsic Value

Outstanding, December 31, 2019	2,000,000	$1.05	$0.003	3.4	$0.05
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003	2.4	$0.75
Issued	550,000	$0.95	$0.023
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2021	2,550,000	$1.03	$0.007	1.7	$-

Exercisable, December 31, 2021	2,087,500	$1.05	$0.004	1.3	$-

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 23, 2020, the Company granted 49,751 shares of common stock for services. The shares were valued at $2.01, (the average fourteen closing day price), for total non-cash expense of $100,000.  In October 2021, the Company granted 650,000 shares of common stock for services of advisory board members. The shares vest over a 24 month period and were valued at $1.00 each, consistent with the price of shares issued in the Reg A offering, for a total non-cash expense of $650,000 to be recognized consistent with the shares' vesting schedule.  During 2021 the company expensed $54,166 related to these shares.

Stock Payable

At October 22, 2021, the Company recorded $600,000 of stock subscription payable related to common stock to be issued. At December 31, 2021, STCB recorded $54,166 of stock payable for services provided and related to common stock to be issued.  The following summarizes the activity of stock payable during the year ended  December 31, 2021:

	Amount	Shares
Ending balance - December 31, 2020	$-	-
Additions, net	654,166	782,736
Issuances, net	-	-
Ending balance - December 31, 2021	$654,166	782,736

NOTE 10 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax calculations assume a U.S. federal income tax rate of 21% and a Calilfornia tax rate of 8.84%.

Net deferred tax assets consist of the following components as of December 31:

	2021	2020
Deferred Tax Assets:
NOL Carryover	$1,778,504	$1,295,500
Related party accrual	56,533	75,400
Depreciation	-	(800)
Payroll accrual	-	18,800
Deferred tax liabilities:	-	-
Less valuation allowance	(1,835,037)	(1,388,900)
Net deferred tax assets	$-	$-

The income tax provision for the years ended December 31 are comprised of:

	2021	2020
Current federal	$(427,754)	$116,065
Current state	(142,250)	27,635
Deferred federal	-	-
Deferred state	-	-
Valuation allowance	570,004	(143,700)
Provision for income tax	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and effective state income tax rates to pretax income from continuing operations for the period ended December 31, due to the following:

	2021	2020
Book income (loss)	$(629,957)	$141,300
Meals and entertainment	-	-
Other nondeductible expenses	59,953	2,400
Valuation allowance	570,004	(143,700)
Provision for income tax	$-	$-

At December 31, 2021, the Company had federal net operating loss carry forwards of approximately $6,356,000 including approximately $4,337,000 from periods prior to 2017 that may be offset against future taxable income through 2036. Net operating losses from 2017 and later carry an indefinite life. No tax benefit has been reported in the December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  At December 31, 2021, the Company had state net operating loss carry forwards of approximately $3,289,000 that may be offset against future taxable income through 2041.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that the following subsequent events exist:

On February 14, 2022, STCB executed a promissory note in favor of Ross Sklar, CEO, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the other notes between the Company and our CEO, the note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10 day volume weighted average trading price of the Company common stock for the 10 day period prior to the issuance of the note, which has been calculated as $0.29 per share.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)   Previous Independent Accountants

On March 8, 2022, our Board of Directors received formal notice that our independent auditors, Haynie & Company (“Haynie”), had made the decision to resign as our independent accountants effective March 8, 2022. On March 11, 2022, the Board of Directors voted unanimously to accept the resignation.

Haynie audited the consolidated financial statements of the Company for the two years ended December 31, 2020 and 2019, respectively. The report of Haynie on such consolidated financial statements, dated April 15, 2021, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the past two fiscal years and subsequent interim periods though the date of resignation, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Haynie, would have caused them to make reference thereto in their report on the consolidated financial statements.

During the two most recent fiscal years and the interim period to the date of their resignation, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

During the Company's two most recent fiscal years, and since then, Haynie has not advised the Company that any of the following exist or are applicable:

(1)

That the internal controls necessary for the Company to develop reliable consolidated financial statements do not exist, that information has come to their attention that has led them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the consolidated financial statements prepared by management.

(2)

That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying consolidated financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's consolidated financial statements for the foregoing reasons or any other reason, or

(3)

That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying consolidated financial statements for the foregoing reasons or any other reason.

(b)   New Independent Accountants

On March 11, 2020, Macias Gini & O'Connell LLP (“MGO”), Certified Public Accountants of Irvine, California, were appointed by the Company to audit our consolidated financial statements for the year ended December 31, 2021. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted MGO regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and MGO did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (2) any matter that was either the subject of a disagreement with Haynie on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Haynie, would have caused Haynie to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Interim Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•

reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2021, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•	lack of an audit committee
•	lack of corporate documentation
•	fulfillment of the Chief Executive Officer and Chief Financial Officer roles by the same person

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

Name	Age	Position	Term of Director
Ross Sklar	46	President, CEO, Interim Chief Financial Officer, Chairman of the Board and Director	August 2015 until next annual meeting
Darin Brown	45	Executive Vice President, Director	June 2020 until next annual meeting
Martin Goldrod	80	Director (1)	January 2010 until June 2021
Sanford Lang	76	Director (2)	January 2010 until June 2021

(1) Martin Goldrod resigned as a member of the Board of Directors, effective as of June 16, 2021.

(2) Sanford Lang resigned as a member of the Board of Directors, effective as of June 16, 2021.

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

The two director seats previously occupied by Mr. Goldrod and Mr. Lang were open as of December 31, 2021 and as of the date of this filing.

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

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire Board of Directors, act as our nominating and audit committee.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar, CEO, Interim CFO and Director	2021 2020	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Darin Brown, VP, Director	2021 2020	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Sanford Lang, former Director	2021 2020	$75,600 $79,800	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$75,600 $79,800
Martin Goldrod, former Director	2021 2020	$19,850 $18,500	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$19,850 $18,500
Rachel Boulds, former CFO	2021 2020	$31,550 $36,500	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$31,550 $36,500

(1)	Amounts indicated are cash payments including payment of previously accrued amounts.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2021.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 159,140,665 shares of common stock outstanding as of May 16, 2022.

MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Common Stock	Ross Sklar	93,316,226		58.6%
Common Stock	David Dreyer	4,000,000		2.5%
Common Stock	Darin Brown	2,000,000		1.3%
Common Stock	Sanford Lang	15,338,966	(1)	9.6%
Common Stock	Martin Goldrod	1,905,024	(2)	1.2%
	Directors and executive officers as a group (5 persons)	112,890,153		70.9%

(1)

Mr. Lang was a Director of the Company until June 2021.  Share count shown is net of 239,544 shares deliverable to the Company in exchange for cash advanced through May 2022 under the Separation Agreements.

(2)	Mr. Goldrod was a Director of the Company until June 2021. Share count shown is net of 90,393 shares deliverable to the Company in exchange for cash advanced through May 2022 under the Separation Agreements.

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

During the year ended December 31, 2017, Sanford Lang, STCB’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average price of trades in the stock over the last 10 days of the month. In the six months ended December 31, 2021 STCB advanced $65,700 to Mr. Lang and Mr. Goldrod per the agreements and anticipates that the corresponding share transfers will be settled in 2022.

As of December 31, 2021, STCB owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. Once royalties exceed $250,000 in the aggregate, and the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, STCB owes TSG and its subsidiaries an additional $203,539 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by Ross Sklar, CEO. Total expenses paid by TSG on behalf of STCB approximated $347,272 for the year ended Dec 31, 2021.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. As of December 31, 2021, there were $1,200,000 of principal and $8,626 of accrued interest due on these notes, respectively.

During the year ended December 31, 2021, the Company incurred $1,033,210 of marketing expense from The Woo. David Dryer, the EVP of Marketing was a Managing Director at The Woo until February 2022.

During the years ended December 31, 2021 and 2020, the Company recognized revenue of $673,329 and $1,365,360, respectively. There were $174,059 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2021. All revenue received is from related parties.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance as a note and related to its initial production of Whipshots. The note carries no interest and is payable on demand.

Director Independence

At this time, the Company does not have a policy that its directors or a majority be independent of management.  The Company currently has only two directors. It is the intention of the Company to implement a policy in the future that a majority of the Board member be independent of the Company’s management as the members of the board of director’s increases after implementation of the Company’s business plan.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by MGO (2021) and Haynie (2020), our previous Independent Registered Public Accounting Firm, in connection with the audits of our consolidated financial statements and other professional services rendered by those accounting firms.

	2021	2020
Audit fees	$75,000	$37,500
Audit-related fees	$-	$-
Tax fees	$-	$2,500
All other fees	$-	$-

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-Approval Policies

Our Board of Directors approves the engagement of the auditor before the firm renders audit and non-audit services. Since the Company does not have an audit committee, we do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements and the related notes thereto of the Company and the Accounting Firms thereon are filed as part of this report:

1.       Consolidated Financial Statements

2.       All consolidated financial statement schedules are (i) included in the footnotes to the consolidated financial statements, (ii) inapplicable or (iii) not required.

3.       Exhibits: See Item 15(b) below.

(b)      Exhibits

The exhibits listed in the Exhibit Index attached hereto are incorporated herein by reference.

ITEM 16.  FORM 10-K SUMMARY

The Company has determined not to include a summary of information required by this Item 16 of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (*)	Articles of Incorporation of the Company, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2018.
3.2 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 3(i).2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2017.
3.3 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 2.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
3.3 (*)	Bylaws of the Company, as amended August 13, 2015, filed as Exhibit 3(ii) to the Company's annual report on Form 10-K filed with the Commission on March 30, 2018.
10.1 (*)	Promissory Note issued in favor of Ross Sklar, dated January 24 2020, filed as Exhibit 6.3 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.2 (#)	Promissory Note issued in favor of Ross Sklar, dated June 28, 2021, filed as Exhibit 6.12 to the Company's Regulation A+ offering statement filed with the Commission on October 20, 2021.
10.3 (*)	Promissory Note issued in favor of Ross Sklar, dated September 17, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2021.
10.4 (*)	Promissory Note issued in favor of Ross Sklar, dated December 13, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 15, 2021.
10.5 (*)	Promissory Note issued in favor of Ross Sklar, dated February 14, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 22, 2022.
10.6 (*)	Memorandum of Understanding Regarding the Launch of Breathe Hand Sanitizer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2020.
10.7 (*)	Form of Distribution Agreement, by and between the Company and "Distributor", filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.8 (*)	Form of Broker Agreement, by and between the Company and "Broker", filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.9 (*)(+)	License Agreement, by and between Whipshots LLC, Washpoppin Inc., and "Cardi B," dated as of September 14, 2021.
10.11 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 14, 2021.
10.12 (*)	Broker-Dealer Agreement, by and between the Company and Dalmore Group, LLC, effective as of August 4, 2020, filed as Exhibit 6.1 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.13 (*)	Brand License Agreement, by and between the Company and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.14 (*)	Separation Agreement dated June 13, 2021 between the Company and Sanford Lang, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.15 (*)	Separation Agreement dated June 13, 2021 between the Company and Martin Goldrod, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.16 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed April 24, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
10.17 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed October 15, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
21.1 (#)	Subsidiaries of the Company.
31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)

In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit have been omitted from this filing.  Such omitted schedules (or similar attachments) include information relating to the Purchase Price Payment. The registrant will provide a copy of any omitted schedule to the SEC or its staff upon request.

In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions or terms of the Agreement have been redacted.  Such redacted information includes information about the Purchase Price Payment.  The registrant will provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

(#)	Filed herewith.
(##)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Starco Brands, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC
(Registrant)

By: /s/ Ross Sklar
Ross Sklar
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial and Accounting Officer)
May 20, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Sklar Ross Sklar	Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board of Directors	May 20, 2022
(Principal Executive, Financial and Accounting Officer)

/s/ Darin Brown Darin Brown	Director	May 20, 2022