Form 10-Q
period 2022-03-31
Starco Brands, Inc.
filed 2022-06-15
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-54892

STARCO BRANDS, INC

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 26th Street, Suite 200, Santa Monica, CA (Address of principal executive offices)	90402 (Zip Code)

Registrant’s telephone number, including area code: (888) 484-1908

Securities Registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STCB	OTC Pink Open Market Group

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 13, 2022, the issuer had 159,140,665 shares of its common stock issued and outstanding.

STARCO BRANDS, INC.

and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC.

and SUBSIDIARIES

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$185,658	$338,863
Accounts receivable, related party	560,372	174,059
Prepaid and other assets	602,593	733,020
Total Current Assets	$1,348,623	$1,245,942
Intangibles, net	20,000	20,000
Note receivable, related party	95,640	95,640
Total Assets	$1,464,263	$1,361,582

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$694,940	$592,665
Other payable and accruals	273,306	800,775
Accrued liabilities, related party	74,347	202,023
Stock Payable	735,415	654,166
Treasury stock payable, current	131,400	131,400
Loans and advances payable, related party	376,382	376,382
Notes payable	27,060	53,822
Total Current Liabilities	$2,312,850	$2,811,233
Treasury stock payable, net of current portion	164,250	197,100
Loans payable, net of current portion, related party	1,572,500	1,100,000
Total Liabilities	$4,049,600	$4,108,333
Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 159,140,665 and 159,140,665 shares issued and outstanding, respectively	159,141	159,141
Additional paid in capital	16,059,006	15,950,403
Treasury Stock at cost	(394,200)	(394,200)
Accumulated deficit	(18,347,237)	(18,388,186)
Total Starco Brands' Deficit	$(2,523,290)	$(2,672,842)
Non-controlling interest	(62,047)	(73,909)
Total Stockholders' Deficit	$(2,585,337)	$(2,746,751)
Total Liabilities and Stockholders' Deficit	$1,464,263	$1,361,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the 3 Months Ended
	March 31, 2022	March 31, 2021
Income Statement
Revenues, net, related party	$923,274		$132,514

Operating Expenses:
Compensation expense	126,877		44,233
Professional fees	58,506		10,555
Marketing, General and administrative	583,181		77,823
Marketing, related party	87,044		104,920
Total operating expenses	$855,608		$237,531

Income (loss) from operations	$67,666		$(105,017)

Other Income (Expense):
Interest expense	(14,855)		(7,392)
Other income (expense)	-		(3,500)
Total other expense, net	$(14,855)		$(10,892)

Income (loss) before provision for income taxes	52,811		(115,909)
Provision for income taxes	-		-

Net Income (Loss)	$52,811		$(115,909)
Net income (loss) attributable to Non-controlling interest	(11,862)	z	-

Net Income (Loss) attributable to Starco Brands	$40,949		$(115,909)

Income (Loss) per share, basic	$-		$-
Income (Loss) per share, diluted	$-		$-
Weighted Average Shares Outstanding, basic	159,140,665		159,140,665
Weighted Average Shares Outstanding, diluted	163,069,235		159,140,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	159,140,665	$159,141	$15,723,705	$-	$(16,137,020)	$-	$(254,174)
Estimated fair value of contributed services			11,700				11,700
Net Loss					(115,909)		(115,909)
Balance at March 31, 2021	159,140,665	$159,141	$15,735,405	$-	$(16,252,931)	$-	$(358,385)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021	159,140,665	$159,141	$15,950,403	$(394,200)	$(18,388,186)	$(73,909)	$(2,746,751)
Estimated fair value of contributed services			54,862				54,862
Estimated fair value of warrants vested			53,741				53,741
Net Income (Loss)					40,949	11,862	52,811
Balance at March 31, 2022	159,140,665	$159,141	$16,059,006	$(394,200)	$(18,347,237)	$(62,047)	$(2,585,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the 3 Months Ended
	March 31, 2022	March 31, 2021
CASH FLOW FROM OPERATING ACTIVITES:
Net Income (loss)	$52,811	$(115,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock payable for services	81,249	-
Warrants for services	53,741	-
Contributed services	54,862	11,700
Non-cash asset writeoff	-	3,500
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(386,313)	(5,213)
Prepaids & other assets	130,427	12,417
Accounts payable	102,275	(50,331)
Accrued expenses, related party	(127,676)	(1,048)
Accrued liabilities	(527,469)	(23,050)
Net Cash Provided by (Used in) Operating Activities	$(566,093)	$(167,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances / loans from related parties	$472,500	$56,895
Repayment of advances from related parties	-	(56,895)
Borrowings on notes payable	-	-
Payments on notes payable	(26,762)	-
Repurchases of common stock	(32,850)	-
Net Cash Provided by Financing Activities	$412,888	$-
Net Increase (decrease) in Cash	$(153,205)	$(167,934)

Cash at Beginning of Period	$338,863	$773,322
Cash at End of Period	$185,658	$605,388

Cash paid during the year for:
Interest	16,975	471
Income taxes	-	-
Supplemental non-cash disclosure:
Treasury stock payable	295,650	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Our consolidated subsidiaries at March 31, 2022 include:
Whipshots Holdings and its wholly owned subsidiary Whipshots LLC

Basis of presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2021. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. All of our receivables are from related parties. The allowance for uncollectible amounts is evaluated quarterly and was zero as of March 31, 2022 and December 31, 2021.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2022.

Property and equipment

Property and equipment are carried at the lower of cost or net realizable value. All Property and equipment with a cost of $2,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. At March 31, 2022 and December 31, 2021, the Company had no net property and equipment.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the licensee transferring goods or services to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company's licensee must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's licensee's performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of awards granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2022, the Company had 728,570 shares of stock payable that have been sold to investors, 650,000 shares of stock payable to advisors and subject to vesting, and 2,550,000 potentially dilutive shares from outstanding warrants.

Intangible Assets

Definite-lived intangible assets consist of certain trademarks and customer lists. Definite-lived intangible assets are amortized utilizing the straight-line method over the assets’ estimated useful lives, which approximate 10 years.  There was no significant amortization during the quarter ended March 31, 2022 or the year ended December 31, 2021.

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. The Company did not record asset impairment charges related to its intangible assets during the quarter ended March 31, 2022.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,347,237 at March 31, 2022 including the impact of its income of $40,949 for the quarter ended March 31, 2022.  Net cash used in operating activities was $566,093 for the quarter ended March 31, 2022. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown although the Company is actively raising capital via a Regulation A offering which was qualified in December 2021. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company has a financing loan for its Directors and Officers Insurance (“D&O”) that was incurred in September 2021. The loan bears interest at 4.4% and requires monthly payments through June 2022. As of March 31, 2022 and December 31, 2021, the Company had D&O loan balances of $27,060 and $53,822, respectively.

See Note 7 - Related Party Transactions for loans to STCB from the Company's CEO.

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

The lease expense for year ended December 31, 2020 was $34,691 and cash paid under this operating lease was $25,918 during the same period.

During the three months ended March 31, 2021, the Company determined that it was unlikely to collect the lease deposit and recognized an asset writeoff expense of $3,500. There were no other lease expenses or payments during the period. There was no lease expense for the period ended March 31, 2022.

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

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots”), a wholly-owned subsidiary of Starco Brands, Inc., entered into an Intellectual Property Purchase Agreement (the “Agreement”) effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Agreement provides that Seller will sell to Buyer the trademarks “Whipshotz” and “Whipshots”, accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”). The purchase price (“Purchase Price Payment”) for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by Buyer solely from Buyer’s sale of Whipshots/Whipshotz Products. The Purchase Price Payment shall be subject to a minimum amount in each contract year and a maximum aggregate amount between $140,000 and $2,000,000 based on revenues generated by the products. As of March 31, 2022 and December 31, 2021, the Company had paid $20,000 of Purchase Price Payment, which has been recorded as an intangible asset.

On September 14, 2021, the Company entered into a License Agreement with Washpoppin Inc., a New York corporation. Pursuant to the License Agreement, Licensor shall license to the Company certain Licensed Property of the recording artist professionally known as “Cardi B”. As part of the Agreement, in exchange for royalty rates based on Net Sales (as defined in the Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company has committed to a minimum royalty payment under the Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. In the quarter ended March 31, 2022, the Company incurred expense of approximately $127,000 and had a capitalized balance of approximately $381,000 related to this royalty.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three months ended March 31, 2022 STCB paid an aggregate of $32,850 to Mr. Lang and Mr. Goldrod per the agreements and anticipates that the corresponding share transfers will be settled in 2022.

As of March 31, 2022, the Company owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. As royalties have exceeded $250,000 in the aggregate, once the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, STCB owes TSG and its subsidiaries an additional $203,539 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by STCB's CEO, Ross Sklar.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note in favor of Ross Sklar, CEO, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the other notes between the Company and our CEO, the note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share. As of March 31, 2022, there was $6,086 of accrued interest due on these notes.

During the quarter ended March 31, 2022, the Company incurred $87,044 of marketing expense from The Woo. David Dryer, STCB's EVP of Marketing was a Managing Director at The Woo until February 2022.

During the quarters ended March 31, 2022 and 2021, the Company recognized revenue of $923,274 and $132,514, respectively. There were $560,372 and $174,059 of accounts receivable and accrued accounts receivable from TSG and Temperance as of March 31, 2022 and December 31, 2021, respectively. All revenue received is from related parties.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance as a note and related to its initial production of Whipshots. The note carries no interest and is payable on demand.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003
Issued	550,000	$0.95	$0.023
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2021	2,550,000	$1.03	$0.007
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2022	2,550,000	$1.03	0.007

Exercisable, March 31, 2022	2,112,500	$1.04	$0.004

NOTE 9 – STOCKHOLDERS' EQUITY (DEFICIT)

On July 23, 2020, the Company granted 49,751 shares of common stock for services. The shares were valued at $2.01, (the average 14-day closing price), for total non-cash expense of $100,000.  In October 2021, the Company agreed to grant 650,000 shares of common stock for services of advisory board members. The shares vest over a 24 month period and were valued at $1.00 each, consistent with the price of shares issued in the Reg A offering, for a total non-cash expense of $650,000 to be recognized consistent with the shares' vesting schedule. During the quarter ended March 31, 2022 the Company expensed $81,249 related to these shares.

Stock Payable

In the quarter ended March 31, 2022, STCB recorded $81,249 of stock payable for services provided and related to common stock to be issued.  The following summarizes the stock payable activity during the periods ended  March 31, 2022 and March 31, 2021:

	Amount	Shares
Ending balance - December 31, 2020	$-	-
Additions, net	-	-
Issuances, net	-	-
Ending balance – March 31, 2021	$-	-

	Amount	Shares
Ending balance - December 31, 2021	$654,166	782,736
Additions, net	81,249	81,249
Issuances, net	-	-
Ending balance – March 31, 2022	$735,415	863,985

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER FEDERAL SECURITIES LAWS, PARTICULARLY THOSE ANTICIPATING FUTURE FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, GROWTH, OPERATING STRATEGIES AND SIMILAR MATTERS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING THE IMPACTS OF THE COVID-19 PANDEMIC ON OUR BUSINESS, OPERATIONS, RESULTS OF OPERATIONS, LIQUIDITY, INVESTMENTS AND FINANCIAL CONDITION. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT INTENT, EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, AND THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT US THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “COULD,” “WOULD,” “INTEND,” “PROJECT,” “CONTEMPLATE,” “POTENTIAL,” “EXPECT,” “PLAN,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “CONTINUE,” OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") ON MAY 20, 2022. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2022 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

Our Business

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as "the Company," "our Company," "STCB", "we," "us" or "our," was incorporated in the State of Nevada on January 26, 2010. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc.  The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time.  In July 2017, the Company entered into a licensing agreement with The Starco Group ("TSG"), located in Los Angeles, California.  TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

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

On September 8, 2021, STCB (via its Wyoming subsidiary, Whipshots, LLC “Whipshots LLC”) entered into an Intellectual Property Purchase Agreement effective August 24, 2021, with Penguins Fly, LLC, pursuant to which the Company purchased the trademarks “Whipshotz” and “Whipshots”. The purchase price for these trademarks is payable to Penguins Fly, LLC over the course of seven years, based on a sliding scale percentage between 2% and 5% of gross revenues actually received by the Company solely from the Company’s sale of Whipshots/Whipshotz products.

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

On December 2, 2021, the Company launched Whipshots at Art Basel in Miami.  This launch event garnered over 1 billion impressions world-wide.  The Company launched the product on whipshots.com with a limited quantity of cans to be sold each day for the month of December 2021.  The Company sold out every single day of the month.  The Company launched brick and mortar retail distribution in the first quarter of 2022 and signed a distribution agreement with RNDC, one of the largest spirits distributors in the nation.  The Company also announced a distribution deal with GoPuff and BevMo.  The Company expects to register Whipshots in all states but starting in select markets with plans to grow cautiously.

As long as the Company can raise capital, the Company plans to launch other products in spray foods and condiments, air care, sun care, hair care, personal care, spirits and beverages over the next 48 months. Although the initial market reception to our new lines has been encouraging, the Company may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success. Financing growth and launching of new products is key and the Company’s ability to raise further capital is critical. In 2021, the Company pursued financing via a Regulation A offering which was qualified on December 9, 2021. The Company engaged The Dalmore Group to assist as the broker dealer of record in this process, in which up to 56,818,181 shares of common stock may be sold to the public at a per share price of $1.00.

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

For more information, please visit our websites at www.starcobrands.com, www.breathecleaning.com, www.breathesanitizer.com, and www.whipshots.com.

Employees

The Company currently has no full-time employees but uses independent contractors and contributed services from related parties on an as needed basis.

Results of Operation for the Three Months Ended March 31, 2022 and 2021

Revenues

For the three months ended March 31, 2022, the Company recorded royalty revenues of $923,274 compared to $132,514 for the three months ended March 31, 2021, an increase of $790,760 and a percentage increase of 597%. The royalty rate that the Company is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies for various products mentioned above.

The increase in the current period is primarily due to initial volume sales of our Whipshots™, partially offset by declines in sales of Breathe cleaning and sanitizer products. For the three months ended March 31, 2022, Breathe cleaning and sanitizer products accounted for approximately 2% of total royalty revenue, compared to the three months ended March 31, 2021 where Breathe cleaning and sanitizer products accounted for approximately 26% of total royalty revenue.

Operating Expenses

For the three months ended March 31, 2022, compensation expense increased $82,644, or 187%, to $126,877 compared to $44,233 for the three months ended March 31, 2021. The increase is a result of increases in independent contractors and contributed services to support the launch and growth of Whipshots™.

For the three months ended March 31, 2022, the Company incurred $58,506 in professional fees compared to $10,555 for the three months ended March 31, 2021, an increase of $47,951, or 454%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in corporate legal and audit fees.

For the three months ended March 31, 2022, the Company incurred $670,225 in marketing, general and administrative expense as compared to $182,743 for the three months ended March 31, 2021, an increase of $487,482, or 267%. The increase can be attributed to an increase in spending on marketing including initial license payments related to the promotional launch for Whipshots™.

Other income and expense

For the three months ended March 31, 2022, we had total other expense of $14,855 compared to other expense of $10,892 for the three months ended March 31, 2021. The increase in total other expense was primarily due to growth in interest expense.

Net income

For the three months ended March 31, 2022, the Company recorded net income of $40,949 as compared to a net loss of $115,909 in the prior year. Our increase in net income is primarily the result of the increase in revenue partially offset by increased marketing, compensation, and professional spending.

Liquidity and Capital Resources

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $18,347,237 at March 31, 2022, primarily due to the issuance of stock for services when the Company reorganized in 2017 and 2018, had net income of $40,949 and used net cash for operating activities of $566,093 for the three months ended March 31, 2022.

We generated $412,888 from financing activities during the three months ended March 31, 2022 and had no net cash provided by financing activities during the three months ended March 31, 2021.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note in favor of Ross Sklar, CEO, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the other notes between the Company and our CEO, the note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

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

Not applicable as we are a "smaller reporting company."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2022, these disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on May 20, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the "Separation Agreements") with Sanford Lang ("Mr. Lang") and Martin Goldrod ("Mr. Goldrod") whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the "Separation Benefits"). As consideration for the Separation Benefits, and not in addition to same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the "Repurchases"). The Repurchases made during the first quarter of fiscal year 2022 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2022 - 1/31/2022	29,706	$0.37	158,531	$317,550
2/1/2022 - 2/28/2022	31,449	$0.35	189,980	$306,600
3/1/2022 - 3/31/2022	37,486	$0.29	227,466	$295,650

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (*)	Articles of Incorporation of the Company, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2018.
3.2 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 3(i).2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2017.
3.3 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 2.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
3.3 (*)	Bylaws of the Company, as amended August 13, 2015, filed as Exhibit 3(ii) to the Company's annual report on Form 10-K filed with the Commission on March 30, 2018.
10.1 (*)	Promissory Note issued in favor of Ross Sklar, dated January 24 2020, filed as Exhibit 6.3 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.2 (*)	Promissory Note issued in favor of Ross Sklar, dated June 28, 2021, filed as Exhibit 6.12 to the Company's Regulation A+ offering statement filed with the Commission on October 20, 2021.
10.3 (*)	Promissory Note issued in favor of Ross Sklar, dated September 17, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2021.
10.4 (*)	Promissory Note issued in favor of Ross Sklar, dated December 13, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 15, 2021.
10.5 (*)	Promissory Note issued in favor of Ross Sklar, dated February 14, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 22, 2022.
10.6 (*)	Memorandum of Understanding Regarding the Launch of Breathe Hand Sanitizer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2020.
10.7 (*)	Form of Distribution Agreement, by and between the Company and "Distributor", filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.8 (*)	Form of Broker Agreement, by and between the Company and "Broker", filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.9 (*)(+)	License Agreement, by and between Whipshots LLC, Washpoppin Inc., and "Cardi B," dated as of September 14, 2021.
10.11 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 14, 2021.
10.12 (*)	Broker-Dealer Agreement, by and between the Company and Dalmore Group, LLC, effective as of August 4, 2020, filed as Exhibit 6.1 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.13 (*)	Brand License Agreement, by and between the Company and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.14 (*)	Separation Agreement dated June 13, 2021 between the Company and Sanford Lang, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.15 (*)	Separation Agreement dated June 13, 2021 between the Company and Martin Goldrod, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.16 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed April 24, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
10.17 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed October 15, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC
(Registrant)

By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial and Accounting Officer)
June 15, 2022