Form 10-Q
period 2022-06-30
Starco Brands, Inc.
filed 2022-08-15
CIK 1539850

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2022, the issuer had 160,237,149 shares of its common stock issued and outstanding.

STARCO BRANDS, INC.

and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC.

and SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$240,169	$338,863
Accounts receivable, related party	1,001,797	174,059
Prepaid and other assets	290,970	733,020
Total Current Assets	$1,532,936	$1,245,942
Intangibles, net	20,000	20,000
Note receivable, related party	95,640	95,640
Total Assets	$1,648,576	$1,361,582

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$584,383	$592,665
Other payable and accruals	259,499	800,775
Accrued liabilities, related party	110,390	202,023
Stock Payable	-	654,166
Treasury stock payable, current	131,400	131,400
Loans and advances payable, related party	376,382	376,382
Notes payable	-	53,822
Total Current Liabilities	$1,462,054	$2,811,233
Treasury stock payable, net of current portion	131,400	197,100
Loans payable, net of current portion, related party	1,572,500	1,100,000
Total Liabilities	$3,165,954	$4,108,333
Stockholders' Deficit:
Preferred Stock, par value $0.001 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 300,000,000 shares authorized, 160,237,149 and 159,140,665 shares issued and outstanding, respectively	160,237	159,141
Additional paid in capital	16,960,155	15,950,403
Treasury Stock at cost	(394,200)	(394,200)
Accumulated deficit	(18,204,824)	(18,388,186)
Total Starco Brands' Deficit	$(1,478,632)	$(2,672,842)
Non-controlling interest	(38,746)	(73,909)
Total Stockholders' Deficit	$(1,517,378)	$(2,746,751)
Total Liabilities and Stockholders' Deficit	$1,648,576	$1,361,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the 3 Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income Statement
Revenues, net, related party	$1,230,219	$242,056	$2,153,493	$374,570

Operating Expenses:
Compensation expense	92,949	33,560	219,826	77,793
Professional fees	179,468	99,847	237,974	110,402
Marketing, General and administrative	730,479	58,607	1,313,660	136,430
Marketing, related party	44,570	79,014	131,614	183,934
Total operating expenses	$1,047,466	$271,028	$1,903,074	$508,559

Income (loss) from operations	$182,754	$(28,972)	$250,420	$(133,989)

Other Income (Expense):
Interest expense	(17,040)	(11,794)	(31,895)	(19,186)
Other income (expense)	-	-	-	(3,500)
Total other income (expense)	$(17,040)	$(11,794)	$(31,895)	$(22,686)

Income (Loss) before provision for income taxes	165,714	(40,766)	218,525	(156,675)
Provision for income taxes	-	-	-	-

Net Income (Loss)	$165,714	$(40,766)	$218,525	$(156,675)
Net income (loss) attributable to Non-controlling interest	(23,301)	-	(35,163)	-

Net Income (Loss) attributable to Starco Brands	$142,413	$(40,766)	$183,362	$(156,675)

Income (Loss) per share, basic	$0.00	$(0.00)	$0.00	$(0.00)
Income (Loss) per share, diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted Average Shares Outstanding, basic	160,558,592	159,140,665	159,849,628	159,140,665
Weighted Average Shares Outstanding, diluted	163,220,485	159,140,665	162,832,964	159,140,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	159,140,665	$159,141	$15,723,705	$-	$(16,137,021)	$-	$(254,175)
Estimated fair value of contributed services	-	-	11,700	-	-	-	11,700
Net Loss	-	-	-	-	(115,909)	-	(115,909)
Balance at March 31, 2021	159,140,665	159,141	15,735,405	-	(16,252,930)	-	(358,384)
Contributed services	-	-	11,700	-	-	-	11,700
Net Loss	-	-	-	-	(40,766)	-	(40,766)
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
Balance at June 30, 2021	159,140,665	$159,141	$15,747,105	$-	$(16,293,696)	$-	$(387,450)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021	159,140,665	$159,141	$15,950,403	$(394,200)	$(18,388,186)	$(73,909)	$(2,746,751)
Estimated fair value of contributed services	-	-	54,862	-	-	-	54,862
Estimated fair value of warrants issued	-	-	53,741	-	-	-	53,741
Net Income	-	-	-	-	40,949	11,862	52,811
Balance at March 31, 2022	159,140,665	159,141	16,059,006	(394,200)	(18,347,237)	(62,047)	(2,585,337)
Estimated fair value of contributed services	216,664	216	209,475	-	-	-	209,691
Estimated fair value of warrants issued	-	-	22,599	-	-	-	22,599
Issuance of Shares	151,250	151	150,343	-	-	-	150,494
Recognition of deferred offering Costs	-	-	(135,434)	-	-	-	(135,434)
Issuance of shares related to stock payable	728,570	729	654,166	-	-	-	654,895
Net Income	-	-	-	-	142,413	23,301	165,714
Balance at June 30, 2022	160,237,149	$160,237	$16,960,155	$(394,200)	$(18,204,824)	$(38,746)	$(1,517,378)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOW FROM OPERATING ACTIVITES:
Net Income (loss)	$218,525	$(156,675)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal off asset	-	3,500
Contributed services/ stock based compensation	341,622	23,400
Changes in Operating Assets and Liabilities:
Accounts receivable, related party	(827,738)	(88,082)
Prepaids & other assets	306,616	(184,473)
Accounts payable	(8,282)	3,388
Accrued expenses, related party	(91,633)	(78,910)
Accrued liabilities	(541,276)	-
Net Cash Used in Operating Activities	$(602,166)	$(477,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances / loans from related parties	$472,500	$344,722
Repayment of advances from related parties	-	(387,114)
Payments on notes payable	(53,822)	-
Proceeds from issuance of common stock	150,494	-
Repurchases of common stock	(65,700)	-
Net Cash Provided by (used in) Financing Activities	$503,472	$(42,392)
Net Decrease in Cash	$(98,694)	$(520,244)

Cash at Beginning of Period	$338,863	$773,322
Cash at End of Period	$240,169	$253,078

Cash paid during the year for:
Interest	$33,631	$19,546

Supplemental non-cash disclosure:
Non-cash issuance of stock payable	$654,166	$-
Reclass of offering costs to additional paid-in capital	$135,434	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (STCB) was incorporated in the State of Nevada on  January 26, 2010, under the name Insynergy, Inc. On  September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of STCB's name was in the best interests of the Company due to changes in its current and anticipated business operations. In  July 2017, STCB entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

During the third quarter of 2021, STCB formed two subsidiaries, Whipshots, LLC, a Wyoming limited liability company ("Whipshots LLC") and Whipshots, LLC, a Delaware limited liability company that was subsequently renamed Whipshots Holdings, LLC ("Whipshots Holdings"). Whipshots LLC was a wholly-owned subsidiary of STCB at formation which was subsequently contributed to Whipshots Holdings. Whipshots Holdings is a majority-owned subsidiary of STCB in which STCB owns 96% of the vested voting interests. There are unvested interests not owned by the Company for an additional 3% of the equity which has been issued subject to vesting requirements. The accompanying condensed consolidated financial statements are of STCB and its subsidiaries Whipshots Holdings and Whipshots LLC (collectively, the "Company").

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited consolidated financial position and the unaudited consolidated results of operations for interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Our consolidated subsidiaries at June 30, 2022 include:
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions. There were no cash equivalents as of June 30, 2022, and December 31, 2021.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. All of our receivables are from related parties. The allowance for uncollectible amounts is evaluated quarterly. There were no allowances related to uncollectable amounts at June 30, 2022 and December 31, 2021.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2022.

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

Stock-based Compensation

The Company accounts for stock-based compensation per the provisions of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on the volatility of comparable companies’ common stock. The expected term of awards granted is derived using estimates based on the specific terms of each award. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260, earnings per share. Per ASC 260 Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company was incorporated as of the beginning of the first period presented. As of June 30, 2022, the Company had 433,336 shares related to compensation owed to advisors, which are subject to vesting, and 2,550,000 potentially dilutive shares from outstanding warrants.

Intangible Assets

Indefinite-lived intangible assets consist of certain trademarks. These intangible assets are not amortized but are tested for impairment annually or whenever impairment indicators exists.

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. There were no charges related to impairment during all periods presented.

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

The Company contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract.

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

Our minimum contractual obligations related to the above agreement as of June 30, 2022 are approximately $1,100,000 and $1,650,000 for the years ending December 31, 2023, and 2024, respectively.

Recent accounting pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the consolidated balance sheets, results of operations and financial condition.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18.2 Million at June 30, 2022 including the impact of its income of $0.2 million for the six months ended June 30, 2022.  Net cash used in operating activities was $0.6 million for the six months ended June 30, 2022. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown although the Company is actively raising capital via a Regulation A offering which was qualified in December 2021. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

The Company has a financing loan for its Directors and Officers Insurance (“D&O”) that was incurred in September 2021. The loan bears interest at 4.4% and required monthly payments through June 2022. During the six months ending June 30, 2022, the balance at December 31, 2021 of $53,822 was paid in its entirety.

See Note 6 - Related Party Transactions for loans to STCB from the Company's CEO.

NOTE 5 – COMMITMENTS & CONTINGENCIES

On February 18, 2020, STCB received a demand letter from a law firm representing certain individuals who purchased the Breathe brand home cleaning products. The demand letter alleged that STCB had unlawfully, falsely and misleadingly labeled and marketed the Breathe brand of products to consumers in violation of the Consumer Products Safety Act, the Federal Hazardous Substance Act and the FTC Act, as well as various California and New York laws. While STCB denied any wrongdoing, a settlement was reached and paid in full, with no further obligation required by STCB.

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots”), a wholly-owned subsidiary of Starco Brands, Inc., entered into an Intellectual Property Purchase Agreement (the “Agreement”) effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Agreement provides that Seller will sell to Buyer the trademarks “Whipshotz” and “Whipshots,” accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”). The purchase price (“Purchase Price Payment”) for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by Buyer solely from Buyer’s sale of Whipshots/Whipshotz Products. The Purchase Price Payment shall be subject to a minimum amount in each contract year and a maximum aggregate amount between $140,000 and $2,000,000 based on revenues generated by the products. In connection with this agreement the Company paid $20,000 (the Purchase Price Payment) during 2021, which was recorded as an indefinite-lived intangible asset.

On September 14, 2021, the Company entered into a License Agreement with Washpoppin Inc., a New York corporation. Pursuant to the License Agreement, Licensor shall license to the Company certain Licensed Property of the recording artist professionally known as “Cardi B”. As part of the Agreement, in exchange for royalty rates based on Net Sales (as defined in the Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company has committed to a minimum royalty payment under the Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. During the three and six months ended June 30, 2022 the Company incurred expenses related to this agreement of approximately $127,000 and $254,000, respectively. and had a prepaid royalty balance of approximately $254,000.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three and six months ended June 30, 2022 STCB paid an aggregate of approximately $33,000 and approximately $66,000, respectively, to Mr. Lang and Mr. Goldrod per the agreements and anticipates that the corresponding share transfers will be settled in 2022.

As of June 30, 2022, the Company owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. As royalties have exceeded $250,000 in the aggregate, once the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, STCB owes TSG and its subsidiaries an additional $203,539 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by STCB's CEO, Ross Sklar.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note in favor of Ross Sklar, CEO, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the other notes between the Company and our CEO, the note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share. As of June 30, 2022, there was approximately $6,300 of accrued interest due on these notes.

During the three and six months ended June 30, 2022, the Company incurred $87,044 of marketing expense from The Woo. David Dryer, STCB's EVP of Marketing, was a Managing Director at The Woo until February 2022.

During the three and six months ended June 30, 2022, and the three and six months ended June 30, 2021, the Company recognized revenue of $1.2 million and $2.2 million, respectively, and $0.2 million and $0.4 million, respectively. There were $1.0 million and $174,059 of accounts receivable and accrued accounts receivable from TSG and Temperance as of June 30, 2022 and December 31, 2021, respectively. All revenues earned in relation to these accounts receivable is from related parties.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance as a note and related to its initial production of Whipshots, recorded in prepaid and other assets in the Company’s consolidated balance sheets. The note carries no interest and is payable on demand.

During the three and six months ended June 30, 2022, the Company received contributed services at a value of approximately $47,000 and $102,000, respectively. Such costs have been expensed and recorded as additional paid-in capital in the period the services were provided.

NOTE 7 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003
Issued	550,000	$0.95	$0.023
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2021	2,550,000	$1.03	$0.007
Issued	-	$-	$-
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2022	2,550,000	$1.03	0.007

Exercisable, June 30, 2022	2,168,750	$1.04	$0.004

NOTE 8 – STOCKHOLDERS' EQUITY (DEFICIT)

On July 23, 2020, the Company granted 49,751 shares of common stock for services. The shares were valued at $2.01, (the average 14-day closing price), for total non-cash expense of $100,000.  In October 2021, the Company agreed to grant 650,000 shares of common stock for services of advisory board members. The shares vest over a 24 month period and were valued at $1.00 each, consistent with the price of shares issued in the Reg A offering, for a total non-cash expense of $650,000 to be recognized consistent with the shares' vesting schedule. During the three and six months ended June 30, 2022 the Company recognized expense of $81,249 and 162,498, respectively, related to these shares.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and other than the below, has determined that no material subsequent events exist.

On July 19, 2022, Starco Brands, Inc. (the "Company") and Ross Sklar, its Chief Executive Officer ("Sklar"), agreed to amend and restate a promissory note issued in favor of Ross Sklar on January 24, 2022 (the "Old Note"). Sklar agreed to extend the term of the Old Note through the entry into a First Amended and Restated Promissory Note (the "Amended Note") in exchange for the Company paying the accrued and unpaid interest under the Old Note, including during the period following maturity date of the Old Note ( January 24, 2022 to July 19, 2022). In exchange for extending the term, Sklar waived the default interest rate of ten percent (10%) and agreed to interest accrual at the standard four percent (4%) rate during the period following maturity.

The Amended Note carries a guaranteed 4% interest rate, matures on July 19, 2023, and has a 10% interest rate on a default of repayment at maturity. The Company, at its option, may prepay the Promissory Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note will accelerate in full upon an Event of Default.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") ON MAY 20, 2022. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS, AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2022 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

Our Business

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as "the Company," "our Company," "STCB," "we," "us" or "our," was incorporated in the State of Nevada on January 26, 2010. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time. In July 2017, we entered into a licensing agreement with The Starco Group ("TSG"), located in Los Angeles, California. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, we pivoted to commercializing novel consumer products manufactured by TSG.

Executive Overview

In July 2017, our Board of Directors entered into a licensing agreement with TSG to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar and online retailers.  We are a company whose mission is to create behavior-changing products and that spark excitement for our consumers. Our core competency is leveraging cultural trends, building power brands, and driving awareness via innovative marketing tactics. The licensing agreement with TSG provided us with certain products on an exclusive and royalty-free basis and other products on a non-exclusive and royalty basis, in the categories of food, household cleaning, air care, spirits and personal care.

The current CEO and owner of TSG, Ross Sklar, was named our CEO in August of 2017. Mr. Sklar has a long track record of commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, research and development, and sales and marketing professionals over the last 20 years and has grown TSG into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States.

We conducted extensive research and have identified a number of untapped consumer needs that we can address through our portfolio of novel technologies. We are now executing on this vision and since inception have launched four product lines.

The Breathe® Household cleaning aerosol line is an environmentally friendly line of household cleaning aerosol products. Breathe was the EPA Safer Choice Program Partner of the Year. This line is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named EPA’s Safer Choice Program’s Partner of the Year and also achieved the Good Housekeeping Seal of approval.

We also launched the Breathe® Hand Sanitizer Spray in April 2020. This invention was created and patents were filed by Alim Enterprises, LLC, (“AE”) an entity owned by Mr. Sklar. Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s TSG. The product was developed as a result of supply chain collapse during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure. BCL, located in Santa Clarita, California, is an at scale manufacturer established approximately 50 years ago with personal care products, including hand sanitizer. Due to the outbreak of Covid-19, many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through AE, the concept of a spray hand sanitizer was invented. AE filed patents on what it believes to be the first ever aerosol spray hand sanitizer with a 75% alcohol solution that utilizes only compressed air and nitrogen as the product’s propellant. AE and its intellectual property counsel believe the product is novel and warrants a utility patent. In February 2021, AE assigned the patent application to us as contemplated by a 2020 memorandum of understanding among AE, us and TSG.

The product is being manufactured by BOV Solutions, a division of TSG that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products. The Breathe Hand Sanitizer Spray can only be made in an FDA facility that has at scale aerosol capabilities. The product is being sold through BOV Solutions and TSG’s existing distribution footprints in the United States. We launched the product in April 2020 via a press release in partnership with Dollar General, announcing its distribution in each of their 15,000+ stores. We have also partnered with Wegmans, HLA and J Winkler. Since then, the product is in distribution through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macy’s, Smart & Final, Weeks and others. The product comes in three sizes, 1oz., 5oz., and 9.5oz. sprays and is available directly on our website www.breathesanitizer.com and on Amazon.com and Walmart.com.

We are also the marketer of record, but not the owner of record of, Betterbilt Chemical’s Kleen Out® branded drain opener and for the Winona® Butter Flavor Popcorn Spray. We provide marketing services for these brands pursuant to the terms of agreements governing our marketing. Both products are available in Walmart stores.

In 2019, Winona Popcorn Spray entered into a co-marketing partnership with Delish (a Hearst owned media brand).  The brand is now distributed throughout Walmart stores nationwide. We also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a shareholder in our company. Winona Popcorn Spray is also sold in H-E-B grocery stores. The Company also launched a new caramel flavor which is also distributed through Walmart and H-E-B. Sales grew significantly in 2021 and the Company expects sales to continue to grow in this space as management plans to increase the Company's sales personnel in 2022 for this product line.

On September 8, 2021, we (via our Wyoming subsidiary, Whipshots, LLC “Whipshots LLC”) entered into an Intellectual Property Purchase Agreement effective August 24, 2021, with Penguins Fly, LLC, pursuant to which the Company purchased the trademarks “Whipshotz” and “Whipshots”. The purchase price for these trademarks is payable to Penguins Fly, LLC over the course of seven years, based on a sliding scale percentage between 2% and 5% of gross revenues actually received by the Company solely from the Company’s sale of Whipshots/Whipshotz products.

On September 14, 2021, we (via our newly formed Delaware subsidiary Whipshots LLC (DE), which was subsequently renamed to Whipshots Holdings LLC “Whipshots Holdings”), entered into a License Agreement with Washpoppin Inc., a New York corporation (“Washpoppin”) pursuant to which Washpoppin licensed certain intellectual property of the recording artist professionally known as “Cardi B” to the Company for use associated with the Company’s new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots.” We launched these products under the Whipshots™ brand in the fourth quarter of 2021 and first quarter of 2022. In addition, we entered into Distribution Agreements with various distributors pursuant to which such distributors will act as the exclusive distributors of Whipshots™ in various geographic locations.

During December 2021, we launched Whipshots at a hosted event during Art Basel in Miami.  This launch event garnered over 1.7 billion earned media impressions world-wide.  We launched the product via the Whip Drop program on whipshots.com, with a limited quantity of cans to be sold each day for the month of December 2021.  Following the success of our online launch, we launched brick and mortar retail distribution in the first quarter of 2022 and signed a national distribution agreement with RNDC, one of the largest spirits distributors in the nation.  We also announced distribution through GoPuff and BevMo.  We expect to register Whipshots in all states but starting in select markets with plans to grow cautiously.

As long as we can raise capital, our plans are to launch other products in spray foods and condiments, air care, sun care, hair care, personal care, spirits and beverages over the next 48 months. Although the initial market reception of our new lines has been encouraging, we may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success. Financing growth and launching of new products is key and our ability to raise further capital is critical to the execution of our plans. In 2021, we pursued financing via a Regulation A offering which was qualified on December 9, 2021, and engaged The Dalmore Group to assist as the broker- dealer of record in this process, in which up to 56,818,181 shares of common stock may be sold to the public at a per share price of $1.00.

We will need to rely on sales of our common stock and other sources of financing to raise additional capital. The purchasers and manner of any share issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act. We have re-evaluated our previous plan of utilizing the services of Deutsch Marketing, and are now planning to utilize, as best as possible with limited financing, the services of other marketing and social marketing agencies and Interpublic owned marketing and public relations agencies to support our marketing strategy. We will also utilize the marketing capabilities of Hearst Media for certain product lines with its co-branding arrangements. This provides significant support for our products’ current retail and online distribution.

Our ultimate goal is to become a leading owner of power brands and third-party marketer of cutting-edge technologies in the consumer products marketplace whose success is expected to increase shareholder value. We will continue to evaluate this and other opportunities to further set our strategy for 2022 and beyond.

For more information, please visit our websites at www.starcobrands.com, www.breathecleaning.com, www.breathesanitizer.com, and www.whipshots.com.

Results of Operation for the Three Months Ended June 30, 2022 and 2021

Revenues

For the three months ended June 30, 2022, the Company recorded royalty revenues of $1.2 million compared to $0.2 million for the three months ended June 30, 2021, an increase of $1.0 million and a percentage increase of 408%. This increase was largely due to sales of Whipshots™ during the period, which was not marketed during the same period last year, which consisted mainly of sales of Breath cleansing products. The royalty rate that the Company is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies for various products mentioned above.

The increase in the current period is primarily due to initial volume sales of our Whipshots™, partially offset by declines in sales of Breathe cleaning and sanitizer products. For the three months ended June 30, 2022,

Operating Expenses

For the three months ended June 30, 2022, compensation expense increased $59,389, or 177%, to $92,949 compared to $33,560 for the three months ended June 30, 2021. The increase is a result of increases in independent contractors and contributed services to support the launch and growth of Whipshots™.

For the three months ended June 30, 2022, the Company incurred $179,468 in professional fees compared to $99,847 for the three months ended June 30, 2021, an increase of $79,621, or 80%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in corporate legal and audit fees.

For the three months ended June 30, 2022, the Company incurred $730,479 in marketing, general and administrative expense as compared to $58,607 for the three months ended June 30, 2021, an increase of $671,872. The increase can be attributed to an increase in spending on marketing, including initial license payments related to the promotional launch for Whipshots™.

For the three months ended June 30, 2022, the Company incurred $44,570 in Marketing, related party expenses as compared to $79,014 for the three months ended June 30, 2021, a decrease of $34,444. The decrease during the period can be attributed to our no longer classifying marketing expense from a third-party firm as related party once our EVP of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

Other income and expense

For the three months ended June 30, 2022, we had total other expense of $17,040 compared to other expense of $11,794 for the three months ended June 30, 2021. The increase in total other expense was due to the increase in interest expense related to an increase in our related party notes payable during the period ended June 30, 2022.

Net income

For the three months ended June 30, 2022, the Company recorded net income of $165,714 as compared to a net loss of $40,766 in the prior year period. Our increase in net income is primarily the result of the increase in revenues earned off of Whipshots™ offset in part by increases in marketing, compensation, and professional fees.

Results of Operation for the Six Months Ended June 30, 2022 and 2021

Revenues

For the six months ended June 30, 2022, the Company recorded royalty revenues of approximately $2.2 million compared to $0.4 million for the six months ended June 30, 2021, an increase of approximately $1.0 million or 408%. The royalty rate that the Company is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies for various products mentioned above.

The increase in the current period is primarily due to initial volume sales of our Whipshots™, partially offset by declines in sales of Breathe cleaning and sanitizer products. For the six months ended June 30, 2022,

Operating Expenses

For the six months ended June 30, 2022, compensation expense increased $59,389, or 177%, to $219,826 compared to $77,793 for the six months ended June 30, 2021. The increase is a result of increases in independent contractors and contributed services to support the launch and growth of Whipshots™.

For the six months ended June 30, 2022, the Company incurred $237,974 in professional fees compared to $110,402 for the six months ended June 30, 2021, an increase of $79,621, or 80%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in corporate legal and audit fees.

For the six months ended June 30, 2022, the Company incurred approximately $1.3 million in marketing, general and administrative expense as compared to $0.1 million for the six months ended June 30, 2021, an increase of approximately $1.2 million, or 864%. The increase can be attributed to an increase in spending on marketing, including initial license payments related to the promotional launch for Whipshots™.

For the six months ended June 30, 2022, the Company incurred $131,614 in Marketing, related party expenses as compared to $183,934 for the six months ended June 30, 2021, a decrease of $52,320. The decrease for the period can be attributed to our no longer classifying marketing expense from a third-party firm as related party once our EVP of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

Other income and expense

For the six months ended June 30, 2022, we had total other expense of $31,895 compared to other expense of $22,686 for the six months ended June 30, 2021. The increase in total other expense was primarily due to an increase in interest expense related to increases in our related party notes payable.

Net income

For the six months ended June 30, 2022, the Company recorded net income of $218,525 as compared to a net loss of $156,675 in the prior year period. Our increase in net income is primarily the result of the increase in revenue partially offset by the increase in expenditures related to marketing, compensation, and professional services.

Liquidity and Capital Resources

As reflected in the accompanying unaudited condensed consolidated financial statements, we had an accumulated deficit of approximately $18.2 million, at June 30, 2022, had net income of $0.2 million and used net cash for operating activities of $0.6 million for the six months ended June 30, 2022.

Our primary uses of cash are to fund working capital, operating expenses, and debt service. Historically, we have financed our operations primarily through issuances of equity and debt securities, and to a lesser extent, through cash flows from our operations.

As of June 30, 2022, we had $0.2 million in cash, current debt obligations of $0.4 million, and long-term debt obligations of $1.6 million. We believe that our cash on-hand and cash received from operations, as well as our ability to borrow funds from our related parties, will provide sufficient financial flexibility to meet working capital requirements and to fund debt service requirements for the remainder of 2022 as well as the foreseeable future.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note in favor of Ross Sklar, CEO, in the principal sum of $472,500. As with the other notes between the Company and our CEO, the note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

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

Off-Balance Sheet Arrangements

We have obligations related to certain royalty arrangements where our minimum contractual obligations as of June 30, 2022, are approximately $1,100,000 and $1,650,000 for the years ending December 31, 2023 and 2024, respectively. Apart from the foregoing, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the consolidated balance sheets, results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a "smaller reporting company."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2022, these disclosure controls and procedures were not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

•	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;
•	Lack of segregation of duties; and
•

Lack of sufficient formal procedures and controls to achieve complete and accurate financial reporting, including controls over the preparation and review of journal entries and account reconciliations.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the "Separation Agreements") with Sanford Lang ("Mr. Lang") and Martin Goldrod ("Mr. Goldrod") whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the "Separation Benefits"). As consideration for the Separation Benefits, and not in addition to the same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the "Repurchases"). The Repurchases made during the second quarter of 2022 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2022 - 4/30/2022	40,071	$0.27	267,537	$284,700
5/1/2022 - 5/31/2022	66,285	$0.17	333,822	$273,750
6/1/2022 - 6/30/2022	83,495	$0.13	417,317	$262,800

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (*)	Articles of Incorporation of the Company, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2018.
3.2 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 3(i).2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2017.
3.3 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 2.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
3.3 (*)	Bylaws of the Company, as amended August 13, 2015, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2018.
3.4 (*)	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2022.
10.1 (*)	Promissory Note issued in favor of Ross Sklar, dated January 24 2020, filed as Exhibit 6.3 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.2 (*)	Promissory Note issued in favor of Ross Sklar, dated June 28, 2021, filed as Exhibit 6.12 to the Company's Regulation A+ offering statement filed with the Commission on October 20, 2021.
10.3 (*)	Promissory Note issued in favor of Ross Sklar, dated September 17, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2021.
10.4 (*)	Promissory Note issued in favor of Ross Sklar, dated December 13, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 15, 2021.
10.5 (*)	Promissory Note issued in favor of Ross Sklar, dated February 14, 2022, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 22, 2022.
10.6 (*)	First Amended and Restated Promissory Note issued in favor of Ross Sklar, dated July 19, 2022, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 20, 2022.
10.7 (*)	Memorandum of Understanding Regarding the Launch of Breathe Hand Sanitizer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2020.
10.8 (*)	Form of Distribution Agreement, by and between the Company and "Distributor", filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.9 (*)	Form of Broker Agreement, by and between the Company and "Broker", filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.10 (*)(+)	License Agreement, by and between Whipshots LLC, Washpoppin Inc., and "Cardi B," dated as of September 14, 2021.
10.11 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 14, 2021.
10.12 (*)	Broker-Dealer Agreement, by and between the Company and Dalmore Group, LLC, effective as of August 4, 2020, filed as Exhibit 6.1 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.13 (*)	Brand License Agreement, by and between the Company and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.14 (*)	Separation Agreement dated June 13, 2021 between the Company and Sanford Lang, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.15 (*)	Separation Agreement dated June 13, 2021 between the Company and Martin Goldrod, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.16 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed April 24, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
10.17 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed October 15, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.

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
August 15, 2022