Form 10-K/A
period 2021-12-31
Starco Brands, Inc.
filed 2022-08-25
CIK 1539850

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

Explanatory Note

Starco Brands, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend certain items in its Annual Report on Form 10-K as of December 31, 2021 and for the year then ended, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2022 (the “Original Filing”). Except as described below, no other information included in the Original Filing is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Filing.

Amendments

1.	A conformed signature was added to the Report of Independent Registered Public Accounting Firm for the year ended December 31, 2020 (the "2020 Auditor Report"). A signed copy of the 2020 Auditor Report had been provided by Haynie & Company, but the conformed signature line was inadvertently omitted from the 2020 Auditor Report when the Original Filing was filed.
2.	Clarification on management's conclusion regarding the effectiveness of disclosure controls and procedures. See the paragraphs in "Item 9A. Controls and Procedures" under the captions Evaluation of Disclosure Controls and Procedures and Management's Annual Report on Internal Control over Financial Reporting. The remaining sections of Item 9A are unchanged.
3.	The Exhibit Index was updated to mark certain exhibits as incorporated by reference to the filing indicated where such exhibit was previously filed therewith to the Company's Form 10-K for the year ended December 31, 2021.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

Except as expressly noted above, this Amendment does not modify or update in any way disclosures made in the Original Filing.

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

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, these disclosure controls and procedures were not effective

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management has concluded we did not maintain effective internal control over financial reporting as of December 31, 2021.

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses:

•	Lack of an audit committee;
•	Lack of corporate documentation; and
•	Fulfillment of the Chief Executive Officer and Chief Financial Officer roles by the same person.

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

ITEM 16.  FORM 10-K SUMMARY

The Company has determined not to include a summary of information required by this Item 16 of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (*)	Articles of Incorporation of the Company, filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2018.
3.2 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 3(i).2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2017.
3.3 (*)	Certificate of Amendment to the Articles of Incorporation of the Company, filed as Exhibit 2.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
3.3 (*)	Bylaws of the Company, as amended August 13, 2015, filed as Exhibit 3(ii) to the Company's annual report on Form 10-K filed with the Commission on March 30, 2018.
10.1 (*)	Promissory Note issued in favor of Ross Sklar, dated January 24 2020, filed as Exhibit 6.3 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.2 (*)	Promissory Note issued in favor of Ross Sklar, dated June 28, 2021, filed as Exhibit 6.12 to the Company's Regulation A+ offering statement filed with the Commission on October 20, 2021.
10.3 (*)	Promissory Note issued in favor of Ross Sklar, dated September 17, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2021.
10.4 (*)	Promissory Note issued in favor of Ross Sklar, dated December 13, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 15, 2021.
10.5 (*)	Promissory Note issued in favor of Ross Sklar, dated February 14, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 22, 2022.
10.6 (*)	Memorandum of Understanding Regarding the Launch of Breathe Hand Sanitizer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2020.
10.7 (*)	Form of Distribution Agreement, by and between the Company and "Distributor", filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.8 (*)	Form of Broker Agreement, by and between the Company and "Broker", filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2021.
10.9 (*)(+)	License Agreement, by and between Whipshots LLC, Washpoppin Inc., and "Cardi B," dated as of September 14, 2021.
10.11 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 14, 2021.
10.12 (*)	Broker-Dealer Agreement, by and between the Company and Dalmore Group, LLC, effective as of August 4, 2020, filed as Exhibit 6.1 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.13 (*)	Brand License Agreement, by and between the Company and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company's Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.14 (*)	Separation Agreement dated June 13, 2021 between the Company and Sanford Lang, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.15 (*)	Separation Agreement dated June 13, 2021 between the Company and Martin Goldrod, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.16 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed April 24, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
10.17 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and the Company executed October 15, 2020, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 20, 2020.
21.1 (*)	Subsidiaries of the Company, filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the Commission on May 20, 2022.
31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
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
(Registrant)

By: /s/ Ross Sklar
Ross Sklar
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial and Accounting Officer)
August 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Sklar Ross Sklar	Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board of Directors	August 25, 2022
(Principal Executive, Financial and Accounting Officer)

/s/ Darin Brown Darin Brown	Director	August 25, 2022