Form 10-Q
period 2022-09-30
Starco Brands, Inc.
filed 2022-11-16
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Registrant’s telephone number, including area code: (323) 266-7111

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2022, the issuer had 221,647,203 shares of its common stock issued and outstanding.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	470,362	338,863
Accounts receivable, net, $1,360,457 and $174,059 from related party, respectively	1,968,619	174,059
Prepaid expenses and other assets	337,394	733,020
Inventory	2,559,234	-
Total Current Assets	5,335,609	1,245,942

Property and equipment, net	12,420	-
Operating lease right-of-use assets	79,632	-
Intangibles, net	37,166	20,000
Goodwill	9,898,731	-
Note receivable, related party	95,640	95,640

Total Assets	15,459,198	1,361,582

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	495,017	592,665
Other payables and accrued liabilities, $179,477 and $202,023 from related party, respectively	501,001	1,002,798
Stock payable	-	654,166
Treasury stock payable, current	131,400	131,400
Loans and advances payable, related party	600,000	376,382
Notes payable	92,334	53,822
Lease liability	81,223	-
Total Current Liabilities	1,900,975	2,811,233

Treasury stock payable, net of current portion	98,550	197,100
Loans payable, net of current portion, $1,264,954 and $1,100,000 from related party, respectively	1,357,288	1,100,000
Total Liabilities	3,356,813	4,108,333

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 221,647,203 and 159,140,665 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	221,647	159,141
Additional paid in capital	28,738,630	15,950,403
Treasury stock at cost	(394,200)	(394,200)
Equity consideration payable	1,897,727	-
Accumulated deficit	(18,355,366)	(18,388,186)
Total Starco Brands' Stockholders' Equity (Deficit)	12,108,438	(2,672,842)

Non-controlling interest	(6,053)	(73,909)
Total Stockholders' Equity (Deficit)	12,102,385	(2,746,751)

Total Liabilities and Stockholders' Equity (Deficit)	15,459,198	1,361,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue, $1,441,361 and $3,594,854 from related parties for the three and nine months ended September 30, 2022, net	$1,658,253	$109,503	$3,811,746	$484,073

Cost of goods sold	343,994	-	343,994	-

Gross profit	$1,314,259	$109,503	$3,467,752	$484,073

Operating Expenses:
Compensation expense	$176,148	$11,673	$395,974	$89,466
Professional fees	884,558	57,480	1,122,532	167,882
Marketing, General and administrative	364,331	430,176	1,677,991	750,540
Marketing, related party	-	-	131,614	-
Total Operating Expenses	1,425,037	499,329	3,328,111	1,007,888

Income (Loss) from operations	(110,778)	(389,826)	139,641	(523,815)

Other Income (Expense):
Interest expense	(15,232)	(2,987)	(47,127)	(22,173)
Other income (expense)	8,161	-	8,161	(3,500)
Total Other Income (Expense)	(7,071)	(2,987)	(38,966)	(25,673)

Income (loss) before provisions for income taxes	$(117,849)	$(392,813)	$100,675	$(549,488)
Provision for income taxes	-	-	-	-

Net Income (Loss)	$(117,849)	$(392,813)	$100,675	$(549,488)
Net (income) loss attributable to non-controlling interest	$(32,693)	$-	$(67,856)	$-

Net Income (Loss) attributable to Starco Brands	$(150,542)	$(392,813)	$32,819	$(549,488)

Income (Loss) per share, basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Income (Loss) per share, diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Shares Outstanding - Basic	172,236,263	159,140,665	163,557,744	159,140,665
Weighted Average Shares Outstanding - Diluted	172,236,263	159,140,665	163,885,661	159,140,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Equity Consideration	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Payable	(Deficit)
Balance at December 31, 2020	-	$-	159,140,665	$159,141	$15,723,705	$-	$(16,137,021)	$-	$-	$(254,175)

Estimated fair value of contributed services	-	-	-	-	11,700	-	-	-	-	11,700

Net loss	-	-	-	-	-	-	(115,909)	-	-	(115,909)

Balance at March 31, 2021	-	$-	159,140,665	$159,141	$15,735,405	$-	$(16,252,930)	$-	$-	$(358,384)

Contributed services	-	-	-	-	11,700	-	-	-	-	11,700

Net loss	-	-	-	-	-	-	(40,766)	-	-	(40,766)

Balance at June 30, 2021	-	$-	159,140,665	$159,141	$15,747,105	$-	$(16,293,696)	$-	$-	$(387,450)

Common stock repurchased	-	-	-	-	(32,850)	-	-	-	-	(32,850)

Contributed services	-	-	-	-	11,700	-	-	-	-	11,700

Net loss	-	-	-	-	-	-	(392,813)	-	-	(392,813)

Balance at September 30, 2021	-	$-	159,140,665	$159,141	$15,725,955	$-	$(16,686,508)	$-	$-	$(801,412)

Balance at December 31, 2021	-	-	159,140,665	$159,141	15,950,403	(394,200)	(18,388,186)	(73,909)	-	$(2,746,751)

Estimated fair value of contributed services	-	-	-	-	54,862	-	-	-	-	54,862

Estimated fair value of warrants issued	-	-	-	-	53,741	-	-	-	-	53,741

Net income	-	-	-	-	-	-	40,949	11,862	-	52,811

Balance at March 31, 2022	-	$-	159,140,665	$159,141	$16,059,006	$(394,200)	$(18,347,237)	$(62,047)	$-	$(2,585,337)

Estimated fair value of contributed services	-	-	216,664	216	209,475	-	-	-	-	209,691

Estimated fair value of warrants issued	-	-	-	-	22,599	-	-	-	-	22,599

Issuance of shares for cash	-	-	151,250	151	150,343	-	-	-	-	150,494

Recognition of deferred offering costs	-	-	-	-	(135,434)	-	-	-	-	(135,434)

Issuance of shares related to stock payable	-	-	728,570	729	654,166	-	-	-	-	654,895

Net income	-	-	-	-	-	-	142,413	23,301	-	165,714

Balance at June 30, 2022	-	$-	160,237,149	$160,237	$16,960,155	$(394,200)	$(18,204,824)	$(38,746)	$-	$(1,517,378)

Estimated fair value of contributed services	-	-	81,249	81	119,739	-	-	-	-	119,820

Estimated fair value of warrants issued	-	-	-	-	60,600	-	-	-	-	60,600

Issuance of shares related to AOS acquisition	-	-	61,328,805	61,329	11,598,135	-	-	-	-	11,659,464

Equity payble related to AOS acquisition	-	-	-	-	-	-	-	-	1,897,727	1,897,727

Net income	-	-	-	-	-	-	(150,542)	32,693	-	(117,849)

Balance at September 30, 2022	-	$-	221,647,203	$221,647	$28,738,630	$(394,200)	$(18,355,366)	$(6,053)	$1,897,727	$12,102,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows From (Used In) Operating Activities:
Net income (loss)	$100,675	$(549,488)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of asset	-	3,500
Contributed services and stock services	384,076	-
Stock based compensation	136,940	35,100
Depreciation	4,202	-
Amortization	6,013	-
Changes in operating assets and liabilities:
Accounts receivable, related party	(1,186,398)	(100,869)
Accounts receivable	57,800	-
Prepaids & other assets	662,756	(252,175)
Inventory	(54,513)	-
Accounts payable	(174,733)	(44,150)
Accrued expenses, related party	(21,745)	(77,817)
Accrued liabilities	(548,606)	300,000

Net Cash Used In Operating Activities	(633,533)	(685,899)

Cash Flows From Investing Activities:
Cash Received in Acquisition of Business, net of cash paid	193,670	-
Purchases of intangibles	-	(20,000)

Net Cash Provided by (Used) In Investing Activities	193,670	(20,000)

Cash Flows From Financing Activities:
Advances / loans from related parties	480,906	936,888
(Repayment of advances)/borrowings from related parties	-	(492,831)
Proceeds on notes payable	92,334	80,291
Payments on notes payable	(53,822)	-
Proceeds from issuance of common stock	150,494	-
Repurchase of common stock	(98,550)	(32,850)

Net Cash Provided By Financing Activities	571,362	491,498

Net Increase (Decrease) In Cash	131,499	(214,401)

Cash - Beginning of Period	338,863	773,322

Cash - End of Period	$470,362	$558,921

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$55,584	$22,261
Income Taxes	$-	$-

Noncash operating and financing activities:
Non-cash issuance of stock payable	$654,166	$-
Reclass of offering costs to additional paid-in capital	$135,434	$-
Estimated fair value of shares issued in acquisition	$13,557,191	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

On September 12, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub Inc. (“Merger Sub”), completed its acquisition (the “AOS Acquisition”) of The AOS Group Inc., a Delaware corporation (“AOS”). The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a wholly-owned subsidiary of STCB.

The accompanying condensed consolidated financial statements are of STCB and its subsidiaries Whipshots Holdings, Whipshots LLC, and AOS (collectively, the "Company").

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Consolidation

The consolidated financial statements of Starco Brands, Inc. include the accounts of STCB, our wholly owned subsidiary AOS, and our 96% owned subsidiary and its wholly owned subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with ASC 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Our consolidated subsidiaries at September 30, 2022 include: AOS, Whipshots Holdings and its wholly owned subsidiary Whipshots

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions. The Company had $470,362 and $338,863 cash equivalents as of September 30, 2022, and December 31, 2021.

Accounts Receivable

Revenues that have been recognized but payment has not been received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. All of our receivables are from related parties, other than revenues generated by our wholly owned subsidiary AOS. The allowance for uncollectible amounts is evaluated quarterly. There were no allowances related to uncollectable amounts at September 30, 2022 and December 31, 2021.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2022.

Revenue recognition

STCB and its subsidiaries currently earn a majority of their revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. STCB licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is determined beforehand in each agreement. The Company recognizes its revenue under these licensing agreements only when sales are made by TSG or other related parties to a third party.

AOS, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon ("Amazon FBA"), is recognized upon shipment of merchandise.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260, earnings per share. Per ASC 260 Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company was incorporated as of the beginning of the first period presented. As of September 30, 2022, the Company had 352,087 shares related to compensation owed to advisors, which are subject to vesting, and 35,700,000 potentially dilutive shares from outstanding warrants. Approximately 300,000 shares of stock that is earned and to be issued to advisors are reflected in diluted shares outstanding for the nine months ended September 30, 2022 as the Company reported net income.

Intangible Assets

Indefinite-lived intangible assets consist of certain trademarks. These intangible assets are not amortized but are tested for impairment annually or whenever impairment indicators exist.

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

Our minimum contractual obligations related to the above agreement as of September 30, 2022 are approximately $1,100,000 and $1,650,000 for the years ending December 31, 2023, and 2024, respectively.

PP&E

Property and equipment is recorded at cost. Depreciation is computed using straight-line over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts. As of September 30, 2022, the Company had a total property and equipment of $16,622 with accumulated depreciation of $4,202. The Company did not have any property and equipment as of December 31, 2021. Depreciation expense was $4,202 for the three and nine months ended September 30, 2022 and had no depreciation expense for the three and nine months ended September 30, 2021.

Leases

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

AOS, the Company’s wholly owned subsidiary leases its corporate office (“AOS Lease”). The AOS Lease is classified as an operating lease and has a term of 2 years, for approximately 1,372 square feet of office space located in West Hollywood, California. The lease expires in September 2023 and has a monthly base rental of $7,564 which increases 4% each year. The remaining weighted average term is 1.00 years. In March 2022, the Company entered into a sublease, whereby, the sublessor will take over the entire AOS Lease office space and the lease payment until the completion of the original AOS Lease term.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 10 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products. Inventory is measured using the first-in, first-out method and stated at average cost as of September 30, 2022. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We recorded no inventory impairment losses for the nine months ended September 30, 2022.

Acquisitions, Intangible Assets and Goodwill

The condensed consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The Company typically employs an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Intangible assets are amortized over their estimated lives. Any intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker and views the Company’s operations and manages its business in one operating segment, which is the business of developing and selling consumer good products. The Company operates in only one segment.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18.4 million at September 30, 2022 including the impact of its net income of $0.1 million for the nine months ended September 30, 2022.  Net cash used in operating activities was $0.6 million for the nine months ended September 30, 2022. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown although the Company is actively raising capital via a Regulation A offering which was qualified in December 2021. As of September 30, 2022, the Company has raised approximately $200,000 via the aforementioned Regulation A offering. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - ACQUISITION

On September 12, 2022, STCB, through its wholly-owned subsidiary Merger Sub, completed the AOS Acquisition. The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a maker of premium body and skincare products engineered to power and protect athletes. Starco acquired AOS as STCB is always looking for technologies and brands that have the ability to scale and change behavior. In the world of sport, there are currently no brands that have successfully penetrated multiple categories of consumer products.  AOS has historically been a personal care brand – offering products such as body wash, shampoo, deodorant and face wash.  Starco Brands, through its relationship with TSG, has access to intellectual property that will allow AOS vertically integrate manufacturing and expand into multiple consumer product categories – OTC, sun care, air care, beverage, etc.. The AOS Acquisition was completed through an all-stock deal, where the Company’s shares were  valued at $0.19 per share, which amount is equal to the fair value of the stock on the acquisition date. As consideration for the Meger, the Company reserved an aggregate of 61,400,000 restricted shares of Company common stock to issue to the AOS Stockholders (such stockholders as of immediately prior to the closing of the Merger, the “AOS Stockholders”), 5,000,000 restricted shares of Company common stock may be issued to the AOS Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the AOS Stockholders. An additional 5,000,000 restricted shares of Company common stock may be issued to the AOS Stockholders contingent upon AOS meeting certain future sales metrics. Further, in the event that the AOS Stockholders have any indemnity claims against the Company or Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Company common stock, which shall not exceed, in the aggregate, 5,000,000 additional shares of Company common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any AOS Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), will receive cash in lieu of shares of Company common stock at a value equal to $0.0982 per share.

The 5,000,000 additional restricted shares of Company common stock to be issued after an 18-month indemnification period and the 5,000,000 earnout shares of Company common stock to be issued if certain future sales metrics are met, are deemed to be part of the consideration paid for the acquisition. The 5,000,000 additional shares of Company common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

As of September 30, 2022, the Company paid $6,991 in cash to non-accredited investors. Additionally, the Company will hold back $1,175 in cash, the equivalent of 11,961 shares to be paid to non-accredited investors.

The AOS Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$13,558,366

Assets acquired:
Cash and cash equivalents	200,661
Accounts receivable	665,961
Prepaid and other assets	443,428
Inventory	2,504,722
PP&E, net	16,622
Intangibles	17,309
Right of use asset	85,502
Total assets acquired	3,934,205

Liabilities assumed:
Accrued liabilities	61,064
Accounts payable	125,967
Right of use liability	87,539
Total liabilities assumed	274,570

Net assets acquired	3,659,635

Goodwill	$9,898,731

The preliminary purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The Company will utilize recognized valuation techniques as part of its final valuation of the AOS Acquisition, which is expected to be complete in Q4 2022. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

Subsequent to the AOS Acquisition, during the period September 13, 2022 through September 30, 2022, AOS earned $216,892 in revenue and incurred a net loss of approximately $4,600.

The Company incurred approximately $845,000 in transaction costs related to the AOS Acquisition, primarily coming from legal, banking, accounting and other professional service fees.

The following unaudited proforma condensed consolidated results of operations have been prepared, as if the Acquisition had occurred as of July 1, 2022 and 2021, and January 1, 2022 and 2021, for the three and nine months ended September 30, 2020, respectively:

1 Of the $13,558,366 consideration payable, $950,000 is contingent upon AOS Stockholders meeting certain future sales metrics

PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	For the Three Months Ended September 30, 2022
	Starco Brands Inc.	The AOS Group Inc.	Proforma Starco Brands Inc.

Revenue	$1,441,361	$1,124,404	$2,565,765

Net Income (Loss)	$(17,578)	$(1,575,417)	$(1,592,995)
Net (income) attributable to non-controlling interest	$(32,693)	$-	(32,693)

Net Income (Loss) attributable to Starco Brands	$(50,271)	$(1,575,417)	$(1,625,688)

	For the Nine Months Ended September 30, 2022
	Starco Brands Inc.	The AOS Group Inc.	Proforma Starco Brands Inc.

Revenue	$3,594,854	$4,141,348	$7,736,202

Net Income (Loss)	$200,946	$(2,517,001)	$(2,316,055)
Net (income) attributable to non-controlling interest	$(67,856)	$-	(67,856)

Net Income (Loss) attributable to Starco Brands	$133,090	$(2,517,001)	$(2,383,911)

	For the Three Months Ended September 30, 2021
	Starco Brands Inc.	The AOS Group Inc.	Proforma Starco Brands Inc.

Revenue	$109,503	$2,364,997	$2,474,500

Net Income (Loss)	$(392,813)	$(1,125,739)	$(1,518,552)
Net (income) attributable to non-controlling interest	$-	$-	-

Net Income (Loss) attributable to Starco Brands	$(392,813)	$(1,125,739)	$(1,518,552)

	For the Nine Months Ended September 30, 2021
	Starco Brands Inc.	The AOS Group Inc.	Proforma Starco Brands Inc.

Revenue	$484,073	$8,354,867	$8,838,940

Net Income (Loss)	$(549,488)	$(2,371,570)	$(2,921,058)
Net (income) attributable to non-controlling interest	-	$-	-

Net Income (Loss) attributable to Starco Brands	$(549,488)	$(2,371,570)	$(2,921,058)

A pro forma balance sheet was excluded from this disclosure as the transaction is already reflected in the September 30, 2022 condensed consolidated balance sheets, given there were minimal adjustments to the September 12, 2022 AOS closing balance sheet.

NOTE 5 – NOTES PAYABLE

In September 2021, the Company received a financing loan for its Directors and Officers Insurance (“D&O”). The loan bears interest at 4.4% and required monthly payments through June 2022. The Company paid the $53,822 balance as of December 31, 2021 off before the maturity date in June 2022.

In September 2022, the Company received a second financing loan for its Directors and Officers Insurance. The loan bears interest at 5.82% and requires monthly payments through June, 2023. During the three and nine months ending September 30, 2022, the Company paid approximately $756 in interest on the loan. The outstanding balance of the loan is $92,334 as of September 30, 2022.

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

On September 8, 2021, Whipshots LLC, entered into an Intellectual Property Purchase Agreement (the “Whipshots IP Agreement”) effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Whipshots IP Agreement provided that Seller would sell Whipshots LLC (“Buyer”) the trademarks “Whipshotz” and “Whipshots,” accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”). The purchase price (“Purchase Price Payment”) for the Acquired Assets is payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by Buyer solely from Buyer’s sale of Whipshots/Whipshotz products. The Purchase Price Payment shall be subject to a minimum amount in each contract year and the maximum aggregate amount payable to Seller under the Whipshots IP Agreement between $140,000 and $2,000,000 based on revenues generated by the products. In connection with this agreement the Company paid $20,000 (the Purchase Price Payment) during 2021, which was recorded as an indefinite-lived intangible asset.

On September 14, 2021, the Whipshots LLC entered into a License Agreement (“Whipshots License Agreement”) with Washpoppin Inc., (“Licensor”) a New York corporation. Pursuant to the License Agreement, Licensor shall license to the Company certain Licensed Property (as defined in the Whipshots License Agreement) of the recording artist professionally known as “Cardi B” (the “Artist”). As part of the Whipshots License Agreement, in exchange for royalty rates based on Net Sales (as defined in the License Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Whipshots License Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company, through Whipshots LLC has committed to a minimum royalty payment under the Whipshots License Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. During the three and nine months ended September 30, 2022 the Company incurred expenses related to this agreement of approximately $127,000 and $281,000, respectively, and had a prepaid royalty balance of approximately $127,000 as of September 30, 2022.

Following the 18-month indemnification period of the AOS Acquisition, the Company will issue AOS Stockholders an aggregate 489,825 shares and $1,175 in cash that is currently being held back. Additionally, and contingent upon AOS meeting certain future sales metrics over the indemnification period, the Company will issue an additional 5,000,000 shares of its common stock to AOS Stockholders. As of September 30, 2022, the Company expects to pay the AOS Stockholders the contingent 5,000,000 shares of its common stock for meeting certain sales metrics.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three and nine months ended September 30, 2022 STCB paid an aggregate of $32,850 and $98,550 respectively, to Mr. Lang and Mr. Goldrod per the agreements and anticipates that the corresponding share transfers will be settled in 2022.

As of September 30, 2022, the Company owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. As royalties have exceeded $250,000 in the aggregate, once the Company has an adequate cash reserve, TSG may deduct the incurred expenses from the subsequent royalty payments until TSG is paid in full. In addition, STCB owes TSG and its subsidiaries an additional $211,945 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by STCB's CEO, Ross Sklar.

Ross Sklar, CEO Notes

On January 24, 2020, STCB executed a promissory note ( “January 24, 2020 Note”), for $100,000 with Ross Sklar, Chief Executive Officer (“CEO”) of STCB. The January 24, 2020 Note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On July 19, 2022, the Company and Ross Sklar, agreed to amend and restate the January 24, 2020 Note. Mr. Sklar agreed to extend the term of the January 24, 2020 Note through the entry into a First Amended and Restated Promissory Note (the "Amended Note") in exchange for the Company paying the accrued and unpaid interest under the January 24, 2020 Note, including during the period following maturity date of the January 24, 2020 Note ( January 24, 2022 to July 19, 2022). In exchange for extending the term, Mr. Sklar waived the default interest rate of ten percent (10%) and agreed to interest accrual at the standard four percent (4%) rate during the period following maturity. The Amended Note carries a guaranteed 4% interest rate, matures on July 19, 2024, and has a 10% interest rate on a default of repayment at maturity. The Company, at its option, may prepay the Amended Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note will accelerate in full upon an Event of Default (as defined in the Amended Note).

On June 28, 2021, STCB executed an additional promissory note ( “June 28, 2021 Note”), with Mr. Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 Note and a maturity date of June 28, 2023.

On September 17, 2021, STCB executed a third promissory note ( “September 17, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of September 17, 2023.

On December 13, 2021, STCB executed a fourth promissory note ( “December 13, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of December 12, 2023.

On February 14, 2022, STCB executed a fifth promissory note ( “February 14, 2022 Note”), in favor of Mr. Sklar, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the other notes between the Company and our CEO, the February 14, 2022 Note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

Other Related Party Transactions

As of September 30, 2022, the outstanding principal due to Mr. Sklar is $1,672,500 with approximately $6,000 of accrued interest due on these notes.

During the three and nine months ended September 30, 2022, the Company incurred $0 and $131,614 of marketing expense from The Woo. David Dryer, STCB's EVP of Marketing, was a Managing Director at The Woo until February 2022.

During the three and nine months ended September 30, 2022, and September 30, 2021, the Company recognized revenue from related parties of $1.4 million and $3.6 million, respectively, and $0.1 million and $0.5 million, respectively. There were $1.4 million and $174,059 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of September 30, 2022 and December 31, 2021, respectively. All revenues earned in relation to these accounts receivable is from related parties. Mr. Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance as a note and related to its initial production of Whipshots, recorded as note receivable, related party in the Company’s consolidated balance sheets. The note carries no interest and is payable on demand.

During the three and nine months ended September 30, 2022, the Company received contributed services at a value of approximately $38,500, and $141,000, respectively. Such costs have been expensed and recorded as additional paid-in capital in the period the services were provided.

NOTE 8 – STOCK WARRANTS

On October 20, 2021, the Company entered into an agreement with Evan Greene for services to be performed. As consideration therefor, the Company granted Mr. Greene stock warrants to purchase 250,000 shares of common stock. The warrants vest over a two-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On October 21, 2021, the Company entered into an agreement with Robert Floyd for services to be performed. As consideration therefor, the Company granted Mr. Floyd stock warrants to purchase 300,000 shares of common stock. The warrants vest over a three-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On September 12, 2022, the Company entered into agreements with members of the Board and consultants for services to be performed. As consideration therefor, the Company granted those individuals stock warrants to purchase an aggregate of 33,150,000 shares of common stock. The warrants vest over a three-year term and expire five years from the vesting date. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

					Risk-
	Number of				free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
10/20/2021	250,000	$1,00	$1,00	75.00%	0.77%	0.00%	1.0 years	$63,000
10/21/2021	300,000	$0.90	$0.90	75.00%	0.77%	0.00%	1.0 years	$93,917
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0 years	$4,088,769

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares
	available
	to purchase	Weighted	Weighted
	with	Average	Average
	warrants	Price	Fair Value
Outstanding, December 31, 2020	2,000,000	$1.05	$0.003
Issued	550,000	$0.95	$0.023
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2021	2,550,000	$1.03	$0.007
Issued	33,150,000	$0.19	$0.19
Exercised	-	$-	$-
Cancelled	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2022	35,700,000	$0.25	0.19

Exercisable, September 30, 2022	2,225,000	$1.03	$0.007

The Company granted stock warrants to purchase an aggregate of 33,150,000 and no shares of common stock during the nine months ended September 30, 2022 and 2021, respectively.

The weighted average grant date fair value of stock warrants granted and vested during the nine months ended September 30, 2022, was $4,088,769 and $37,686 respectively. The Company did not grant any stock warrants or have any stock warrants vest during the nine months ended September 30, 2021. The weighted average non-vested grant date fair value of non-vested stock warrants was $4,093,771 at September 30, 2022.

The following table summarizes information about stock warrants to purchase shares of the Company’s common stock outstanding and exercisable as of September 30, 2022:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.05	2,000,000	0.67	$1.05	2,000,000
1.00	250,000	2.00	1.00	125,000
0.90	300,000	3.00	0.90	100,000
0.19	33,150,000	4.98	0.19	-
	35,700,000	4.70	$0.25	2,225,000

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $136,940 and $38,099 for the nine months ended September 30, 2022 and 2021, respectively. Total compensation expense related to the stock warrants was $60,600 and $38,099 for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $4,096,315 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value is zero for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.17 as of September 30, 2022, which is the aggregate fair value of the common stock that would have been received by the warrant holders had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 9 – STOCKHOLDERS' EQUITY (DEFICIT)

On July 23, 2020, the Company granted 49,751 shares of common stock for services. The shares were valued at $2.01, (the average 14-day closing price), for total non-cash expense of $100,000.  In October 2021, the Company agreed to grant 650,000 shares of common stock for services of advisory board members. The shares vest over a 24-month period and were valued at $1.00 each, consistent with the price of shares issued in the Reg A offering, for a total non-cash expense of $650,000 to be recognized consistent with the shares' vesting schedule. During the three and nine months ended September 30, 2022 the Company recognized expense of $81,249 and $243,747, respectively, related to these shares.

NOTE 10 – LEASES

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended
September 30, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$7,848
Short term lease cost	-
Sublease income	(7,848)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$7,848
Operating lease – operating cash flows (liability reduction)	$6,316
Current leases – right of use assets	$79,632
Current liabilities – operating lease liabilities	$81,223
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$
Weighted-average remaining lease term (in years)	1
Weighted-average discount rate	2.1%

The Company did not have any leases for the nine months ended September 30, 2021.

The Company obtained right-of-use assets of $85,502 in exchange for operating lease liabilities.

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2022:

Fiscal Year	Operating Leases
Remainder of 2022	$23,543
2023	66,864
Total future minimum lease payments	90,407
Amount representing interest	9,184
Present value of net future minimum lease payments	$81,223

NOTE 11 – PROPERTY AND EQIUPMENT

Property and equipment, net consist of the following:

September 30, 2022
Tools and equipment	$16,434
Computer equipment	188
Property and equipment, gross	16,622
Less: Accumulated depreciation	(4,202)
Property and equipment, net	$12,420

The Company did not have property and equipment as of September 30, 2021.

NOTE 12 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	September 30, 2022
	Gross	Accumulated	Net
	Carrying	Amortization
	Amount
Trademark	$20,000	$-	$20,000
Domain name	17,309	143	17,166
Intangible Assets	$37,309	$143	$37,166

	September 30, 2021
	Gross	Accumulated	Net
	Carrying	Amortization
	Amount
Trademark	$20,000	$-	$20,000
Intangible Assets	$-	$-	$20,000

As of September 30, 2022, future expected amortization expense of Intangible assets was as follows:

Fiscal Period:
Remainder of 2022	$419
2023	1,717
2024	1,717
2025	1,717
2026	1,717
2027	1,717
Thereafter	8,162
Total amortization remaining	$17,166

The changes in the carrying amounts of goodwill during the nine months ended September 30, 2022 were as follows.

Balance at December 31, 2021	$-
Acquisitions	9,898,731
Measurement period adjustments	-
Balance at September 30, 2022	$9,898,731

As of September 30, 2022, all goodwill recognized is allocated to the AOS acquisition.

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and other than the below, has determined that no material subsequent events exist.

On November 1, 2022, the Company entered into an agreement with Omri Moalem for services to be performed. As consideration therefor, the Company granted Mr. Moalem stock warrants to purchase 100,000 shares of common stock. The warrants vest over a one-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On November 3, 2022, the Company entered into an agreement with Libertatum, LLC (“Libertatum”) for services to be performed. As consideration therefor, the Company granted Libertatum stock warrants to purchase 5,000,000 shares of common stock. The warrants vest over a three-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

Date	Number of Stock Warrants	Stock Price	Strike Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term (in years)	Fair Value
11/01/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0	$8,116
11/03/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0	$618,176

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR AMENDED ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") ON AUGUST 25, 2022. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS, AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2022 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

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

On September 12, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub Inc. (“Merger Sub”), completed its acquisition (the “AOS Acquisition”) of The AOS Group Inc., a Delaware corporation (“AOS”). The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a wholly-owned subsidiary of STCB.

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

On September 8, 2021, we, Whipshots LLC, entered into an Intellectual Property Purchase Agreement effective August 24, 2021, with Penguins Fly, LLC, pursuant to which Whipshots LLC purchased the trademarks “Whipshotz” and “Whipshots”. The purchase price for these trademarks is payable to Penguins Fly, LLC over the course of seven years, based on a sliding scale percentage between 2% and 5% of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz products.

On September 14, 2021, we, Whipshots Holdings, entered into a License Agreement with Washpoppin Inc., a New York corporation (“Washpoppin”) pursuant to which Washpoppin licensed certain intellectual property of the recording artist professionally known as “Cardi B” to us for use associated with the Company’s new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots”. We launched these products under the Whipshots™ brand in the fourth quarter of 2021 and first quarter of 2022. In addition, we entered into Distribution Agreements with various distributors pursuant to which such distributors will act as the exclusive distributors of Whipshots™ in various geographic locations.

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

In September 2022, through our wholly-owned subsidiary, Merger Sub, we acquired AOS in the AOS Acquisition. The AOS acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation (the “Merger”). AOS is a wholly-owned subsidiary of STCB. AOS makes premium body and skincare products engineered to power and protect athletes from pregame to gametime to postgame. We believe AOS’s leading-edge deodorants, face and body creams and lotions, and shower and wash-off products align perfectly with our manufacturing expertise, including over-the-counter (OTC), respiratory, sun care, pain management, performance supplements, food, beverage and apparel.

On September 12, 2022, STCB, through its wholly-owned subsidiary Merger Sub, completed the AOS Acquisition. The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a maker of premium body and skincare products engineered to power and protect athletes. Starco acquired AOS as STCB is always looking for technologies and brands that have the ability to scale and change behavior. In the world of sport, there are currently no brands that have successfully penetrated multiple categories of consumer products.  AOS has historically been a personal care brand – offering products such as body wash, shampoo, deodorant and face wash.  Starco Brands, through its relationship with TSG, has access to intellectual property that will allow AOS vertically integrate manufacturing and expand into multiple consumer product categories – OTC, sun care, air care, beverage, etc..The AOS Acquisition was completed through an all-stock deal, where the Company’s shares were valued at $0.19 per share, which amount is equal to the fair value of the stock on the acquisition date. As consideration for the Meger, the Company reserved an aggregate of 61,400,000 restricted shares of Company common stock to issue to the AOS Stockholders (such stockholders as of immediately prior to the closing of the Merger, the “AOS Stockholders”), 5,000,000 restricted shares of Company common stock may be issued to the AOS Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the AOS Stockholders. An additional 5,000,000 restricted shares of Company common stock may be issued to the AOS Stockholders contingent upon AOS meeting certain future sales metrics. Further, in the event that the AOS Stockholders have any indemnity claims against the Company or Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Company common stock, which shall not exceed, in the aggregate, 5,000,000 additional shares of Company common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any AOS Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), will receive cash in lieu of shares of Company common stock at a value equal to $0.0982 per share.

The 5,000,000 additional restricted shares of Company common stock to be issued after an 18-month indemnification period and the 5,000,000 earnout shares of Company common stock to be issued if certain future sales metrics are met, are deemed to be part of the consideration paid for the acquisition. The 5,000,000 additional shares of Company common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition.

As of September 30, 2022, the Company paid $6,991 in cash to non-accredited investors. Additionally, the Company will hold back $1,175 in cash, the equivalent of 11,961 shares to be paid to non-accredited investors.

As long as we can raise capital, our plans are to launch other products in spray foods and condiments, air care, sun care, hair care, personal care, spirits and beverages over the next 48 months. Although the initial market reception of our new lines has been encouraging, we may encounter a number of hurdles that could prevent this and future product launches from achieving sustained commercial success. Financing growth and launching of new products is key and our ability to raise further capital is critical to the execution of our plans. In 2021, we pursued financing via a Regulation A offering which was qualified on December 9, 2021 and engaged The Dalmore Group to assist as the broker- dealer of record in this process, in which up to 56,818,181 shares of common stock may be sold to the public at a per share price of $1.00. As of September 30, 2022, the Company has raised approximately $200,000 via the aforementioned Regulation A offering.

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

For more information, please visit our websites at www.starcobrands.com, www.breathecleaning.com, www.breathesanitizer.com, www.whipshots.com, and www.artofsport.com.

Results of Operations

For the Three Months Ended September 30, 2022 and 2021

	September 30,	September 30,
	2022	2021	Change
Revenues	$1,658,253	$109,503	$1,548,750
Cost of goods sold	343,994	-	343,994
Gross profit	1,314,259	109,503	1,204,756
Operating expenses:
Compensation expense	176,148	11,673	164,475
Professional fees	884,558	57,480	827,078
Marketing, General and administrative	364,331	430,176	(65,845)
Total operating expense	1,425,037	499,329	925,708
Loss from operations	(110,778)	(389,826)	279,048
Other income (expense):
Interest expense	(15,232)	(2,987)	(12,245)
Other income (expense)	8,161	-	8,161
Total other income (expense)	(7,071)	(2,987)	(4,084)
Income (loss) before provisions for income taxes	(117,849)	(392,813)	274,964
Provision for income taxes	-	-	-
Net income (loss)	(117,849)	(392,813)	274,964
Net (income) attributable to non-controlling interest	(32,693)	-	(32,693)
Net income (loss) attributable to Starco Brands	$(150,542)	$(392,813)	$242,271

Revenues

For the three months ended September 30, 2022, the Company recorded revenues of $1.6 million compared to $0.1 million for the three months ended September 30, 2021, an increase of $1.5 million and a percentage increase of 1,414%. Royalty revenue represented 87% and 100%, or $1.4 million and $0.1 million, respectively, of all revenues with $0.2 million and $0 coming from our wholly owned subsidiary, AOS. This increase was largely due to sales of Whipshots™ during the period, which was not marketed during the same period last year, which consisted mainly of sales of Breath cleansing products. The royalty rate that the Company is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies for various products mentioned above. The increase in the current period is primarily due to initial volume sales of our Whipshots™, partially offset by declines in sales of Breathe cleaning and sanitizer products.

Operating Expenses

For the three months ended September 30, 2022, compensation expense increased $164,475, or 1,409%, to $176,148 compared to $11,673 for the three months ended September 30, 2021. The increase is a result of increases in stock-based compensation from warrants, independent contractors and contributed services to support the launch and growth of Whipshots™.

For the three months ended September 30, 2022, the Company incurred $884,558 in professional fees compared to $57,480 for the three months ended September 30, 2021, an increase of $827,078, or 1,439%. Professional fees are mainly for accounting, auditing and legal services associated with the acquisition of AOS and our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in banking, acquisition legal, corporate legal and audit fees.

For the three months ended September 30, 2022, the Company incurred $364,331 in marketing, general and administrative expense as compared to $430,176 for the three months ended September 30, 2021, a decrease of $65,845 or 15%. The decrease can be attributed to a small decrease in spending on marketing, as the largest marketing expense was recorded in the second quarter of fiscal year 2022 for the initial license payments related to the promotional launch for Whipshots™. Additionally, the increase in spending can be attributed to an increase in stock based compensation related to the warrants issued during the three months ended September 30, 2022.

For the three months ended September 30, 2022, and 2021 the Company do not incur any expenses in Marketing, related party expenses. The sequential decrease during the period can be attributed to changing our classification of marketing expense from a third-party firm to related party once our EVP of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

Other Income and Expense

For the three months ended September 30, 2022, we had total other expense of $7,071 compared to other expense of $2,987 for the three months ended September 30, 2021. The increase in total other expense was due to the increase in interest expense related to an increase in our related party notes payable during the period ended September 30, 2022.

Net Income

For the three months ended September 30, 2022, the Company recorded net loss of $117,849 as compared to a net loss of $392,813 in the prior year period. Our decrease in loss is primarily the result of the increase in revenues earned off of Whipshots™ offset in part by increases in marketing, compensation, and professional fees.

For the Nine Months Ended September 30, 2022 and 2021

	September 30,	September 30,
	2022	2021	Change
Revenues	$3,811,746	$484,073	$3,327,673
Cost of goods sold	343,994	-	343,994
Gross profit	3,467,752	484,073	2,983,679
Operating expenses:
Compensation expense	395,974	89,466	306,508
Professional fees	1,122,532	167,882	954,650
Marketing, General and administrative	1,677,991	750,540	927,451
Marketing, related party	131,614	-	131,614
Total operating expense	3,328,111	1,007,888	2,320,223
Income (loss) from operations	139,641	(523,815)	663,456
Other income (expense):
Interest expense	(47,127)	(22,173)	(24,954)
Other income (expense)	8,161	(3,500)	11,661
Total other income (expense)	(38,966)	(25,673)	(13,293)
Income (loss) before provisions for income taxes	100,675	(549,488)	650,163
Provision for income taxes	-	-	-
Net income (loss)	100,675	(549,488)	650,163
Net (income) attributable to non-controlling interest	(67,856)	-	(67,856)
Net income (loss) attributable to Starco Brands	$32,819	$(549,488)	$582,307

Revenues

For the nine months ended September 30, 2022, the Company recorded revenues of $3.8 million compared to $0.5 million for the nine months ended September 30, 2021, an increase of $3.3 million and a percentage increase of 687%. Royalty revenue represented 94% and 100%, or $3.6 million and $0.5 million, respectively, of all revenues with $0.2 million and $0 coming from our wholly owned subsidiary, AOS. This increase was largely due to sales of Whipshots™ during the period, which was not marketed during the same period last year, which consisted mainly of sales of Breath cleansing products. The royalty rate that the Company is paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies for various products mentioned above. The increase in the current period is primarily due to initial volume sales of our Whipshots™, partially offset by declines in sales of Breathe cleaning and sanitizer products.

Operating Expenses

For the nine months ended September 30, 2022, compensation expense increased $306,508, or 343%, to $395,974 compared to $89,466 for the nine months ended September 30, 2021. The increase is a result of increases in independent contractors and contributed services to support the launch and growth of Whipshots™.

For the nine months ended September 30, 2022, the Company incurred $1,122,532 in professional fees compared to $167,882 for the nine months ended September 30, 2021, an increase of $954,650, or 569%. Professional fees are mainly for accounting, auditing and legal services associated with the acquisition of AOS and our quarterly filings as a public company and advisory and valuation services. The increase is primarily due to an increase in banking, acquisition legal, corporate legal and audit fees.

For the nine months ended September 30, 2022, the Company incurred $1,677,991 in marketing, general and administrative expense as compared to $50,540 for the nine months ended September 30, 2021, an increase of $927,451, or 124%. The increase can be attributed to an increase in spending on marketing, including initial license payments related to the promotional launch for Whipshots™. Additionally, the increase in spending can be attributed to an increase in stock based compensation related to the warrants issued during the nine months ended September 30, 2022.

For the nine months ended September 30, 2022, the Company incurred $131,614 in Marketing, related party expenses as compared to none for the nine months ended September 30, 2021, a decrease of $52,320. The decrease for the period can be attributed to our no longer classifying marketing expense from a third-party firm as related party once our EVP of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

Other Income and Expense

For the nine months ended September 30, 2022, we had total other expense of $38,966 compared to other expense of $25,673 for the nine months ended September 30, 2021. The increase in total other expense was primarily due to an increase in interest expense related to increases in our related party notes payable.

Net Income

For the nine months ended September 30, 2022, the Company recorded net income of $100,675 as compared to a net loss of $549,488 in the prior year period. Our increase in net income is primarily the result of the increase in revenue partially offset by the increase in expenditures related to marketing, compensation, and professional services.

Liquidity and Capital Resources

As reflected in the accompanying unaudited condensed consolidated financial statements, we had an accumulated deficit of approximately $18.4 million, had net income of $0.1 million and used net cash for operating activities of $0.6 million for the nine months ended September 30, 2022.

Our primary uses of cash are to fund working capital, operating expenses, and debt service. Historically, we have financed our operations primarily through issuances of equity and debt securities, and to a lesser extent, through cash flows from our operations.

As of September 30, 2022, we had $0.5 million in cash, current debt obligations of $0.7 million, and long-term debt obligations of $1.4 million. We believe that our cash on-hand and cash received from operations, as well as our ability to borrow funds from our related parties, will provide sufficient financial flexibility to meet working capital requirements and to fund debt service requirements for the remainder of 2022 as well as the foreseeable future.

On January 24, 2020, STCB executed a promissory note (“January 24, 2020 Note”), for $100,000 with Ross Sklar, Chief Executive Officer (“CEO”) of STCB. The January 24, 2020 Note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On July 19, 2022, the Company and Ross Sklar, agreed to amend and restate the January 24, 2020 Note. Mr. Sklar agreed to extend the term of the January 24, 2020 Note through the entry into a First Amended and Restated Promissory Note (the "Amended Note") in exchange for the Company paying the accrued and unpaid interest under the January 24, 2020 Note, including during the period following maturity date of the January 24, 2020 Note (January 24, 2022 to July 19, 2022). In exchange for extending the term, Mr. Sklar waived the default interest rate of ten percent (10%) and agreed to interest accrual at the standard four percent (4%) rate during the period following maturity. The Amended Note carries a guaranteed 4% interest rate, matures on July 19, 2024, and has a 10% interest rate on a default of repayment at maturity. The Company, at its option, may prepay the Amended Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note will accelerate in full upon an Event of Default (as defined in the Amended Note).

On June 28, 2021, STCB executed an additional promissory note (“June 28, 2021 Note”), with Mr. Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 Note and a maturity date of June 28, 2023.

On September 17, 2021, STCB executed a third promissory note (“September 17, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of September 17, 2023.

On December 13, 2021, STCB executed a fourth promissory note (“December 13, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of December 12, 2023.

On February 14, 2022, STCB executed a fifth promissory note (“February 14, 2022 Note”), in favor of Mr. Sklar, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the other notes between the Company and our CEO, the February 14, 2022 Note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

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

Revenue recognition

The Company and its subsidiaries earn a majority of their revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. The Company licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and is determined beforehand in each agreement. The Company recognizes its revenue only when sales are made by TSG or other related parties to a third party.

AOS, a wholly owned subsidiary of STCB, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon ("Amazon FBA"), is recognized upon shipment of merchandise.

Off-Balance Sheet Arrangements

We have obligations related to certain royalty arrangements where our minimum contractual obligations as of September 30, 2022, are approximately $1,100,000 and $1,650,000 for the years ending December 31, 2023 and 2024, respectively. Apart from the foregoing, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2022, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a list of risk factors, please refer to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on August 25, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the "Separation Agreements") with Sanford Lang ("Mr. Lang") and Martin Goldrod ("Mr. Goldrod") whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the "Separation Benefits"). As consideration for the Separation Benefits, and not in addition to the same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the "Repurchases"). The Repurchases made during the third quarter of 2022 are set forth below.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
7/1/2022 - 7/31/2022	132,571	$0.08	549,888	$251,850
8/1/2022 - 8/31/2022	109,500	$0.10	659,388	$240,900
9/1/2022 - 9/30/2022	97,696	$0.11	757,084	$229,950

On September 12, 2022, the Company issued an aggregate of 33,150,00 stock warrants to purchase shares of the Company’s common stock at an exercise price of $0.19 per share to certain directors, employees and consultants for services to be provided to the Company.

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

10.18(†)

Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub Inc., a Delaware corporation, (iii) The AOS Group Inc., a Delaware corporation, and (iv) Matthias Metternich, solely in his capacity as the Company Stockholder Representative of The AOS Group stockholders, dated September 12, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2022.

10.19(†)

Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2022.

10.20(†)

Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2022.

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

(†)

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC
(Registrant)

By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial and Accounting Officer)
November 16, 2022