Form 10-K
period 2022-12-31
Starco Brands, Inc.
filed 2023-04-18
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO__________

Commission File Number 000-54892

STARCO BRANDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 26th Street, Suite 200, Santa Monica, CA	90402
(Address of principal executive offices)	(Zip Code)

(323) 266-7111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	STCB	OTC Markets Group OTCQB Tier

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 42,250,512 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price $0.69 on the OTC Market, at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter of June 30, 2022, was approximately $29,152,853.

As of April 17, 2023, there were 469,468,966 shares of the registrant’s Class A common stock outstanding. Subsequent to December 31, 2022, the registrant’s “common stock” was renamed “Class A common stock.” Throughout this report, any reference to common stock during fiscal year 2022 represents the same number of Class A common stock following February 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STARCO BRANDS, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report (“Risk Factors”).

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Item 1.	Business

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as “the Company,” “our Company,” “STCB”, “we,” “us” or “our,” was incorporated in the State of Nevada on January 26, 2010 under the name Insynergy, Inc. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time. In July 2017, the Company entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

In 2022, the Company embarked on a strategy to grow its consumer product line offerings through the acquisition of multiple subsidiaries with established behavior changing products and brands. With an increased product line and its existing partner relationships, the Company is expanding its verticals and consumer base.

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

The current CEO and owner of TSG, Ross Sklar, was named the CEO of STCB in August of 2017. Mr. Sklar has spent his career commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, research and development, and sales and marketing professionals over the last 20 years and has grown TSG into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States. As the Company continues to grow the number of products and brands under the STCB umbrella, it will continue to leverage its relationship with TSG to streamline its product manufacturing.

Product Development

We have conducted extensive research and have identified specific channels to penetrate with a portfolio of novel technologies. We are now executing on this vision and, since our inception, have launched and /or served as the marketer of record for various product lines.

Winona®

STCB is the marketer of record, but not the owner of record of, the Winona® Butter Flavor Popcorn Spray. STCB provides marketing services for Winona pursuant to a licensing agreement, and through its relationship with TSG and their marketing partner Deutsch Marketing, launched a new label in June 2019 for Winona throughout Walmart stores. Winona Popcorn Spray is also sold in H-E-B grocery stores. STCB also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a stockholder in STCB. Sales grew significantly in 2021 and 2022, the Company expects sales to continue to grow in this space as management plans to increase the Company’s sales personnel in 2023 for this product line.

Whipshots™

In December 2021, the Company launched a new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots.” The launch event was held at Art Basel in Miami and garnered over 1 billion impressions world-wide. The Company launched the product on whipshots.com with a limited quantity of cans to be sold each day for the month of December. Whipshots™ sold out every single day of the month. The Company launched brick and mortar retail distribution in the first quarter of 2022 and signed a distribution agreement with RNDC, one of the largest spirits distributors in the nation. The Company also announced a distribution deal with GoPuff and BevMo. Throughout 2022, STCB entered into Distribution Agreements with various distributors pursuant to which such distributors will act as the exclusive distributors of Whipshots™ in various geographic locations. Initially the Company introduced three flavors of Whipshots™ to the market – Vanilla, Mocha and Caramel. In November 2022 the Company introduced a new flavor, Peppermint, as a Limited Time seasonal item. The Company plans to continue to offer various additional Limited Time flavors in 2023. Whipshots™ is produced by Temperance Distilling Company, of which Sklar is a majority shareholder.

Breathe®

The Breathe® Household cleaning aerosol line was an environmentally friendly line of household cleaning aerosol products. It was the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe was named Partner of the Year by the EPA’s Safer Choice Program and also achieved the Good Housekeeping Seal of approval.

STCB also launched the Breathe® Hand Sanitizer Spray in April 2020. The invention was created and patents were filed by Alim Enterprises, LLC, (“AE”) an entity owned by Mr. Sklar. Originally the technology was developed for Blue Cross Laboratories, LLC, (“BCL”) a personal care consumer products manufacturer owned by Mr. Sklar’s TSG. The product was developed as a result of supply chain collapse during the Covid-19 outbreak and increased demand for hand sanitizers. The traditional packaging components used in manufacturing hand sanitizer became very difficult to procure. BCL, located in Santa Clarita, California, is an at scale manufacturer that started approximately 50 years ago with personal care products, including hand sanitizer. Due to the outbreak of Covid-19, many traditional component supply chains became overly stressed and BCL could not source enough bottles and caps. Through Mr. Sklar’s AE, the concept of a spray hand sanitizer was invented.

The product was being manufactured by BOV Solutions, a division of TSG that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products. The Breathe Hand Sanitizer Spray could only be made in an FDA facility that had at scale aerosol capabilities. The product was sold through BOV Solutions and TSG’s existing distribution footprints in the United States. STCB launched the product in April 2020 via a press release in partnership with Dollar General, announcing its distribution in each of their 15,000+ stores. STCB also partnered with Wegmans, HLA and J Winkler. The product was distributed through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macy’s, Smart & Final, Weeks and others.

Betterbilt Chemical’s Kleen Out®

STCB was also the marketer of record, but not the owner of record of, Betterbilt Chemical’s Kleen Out® branded drain opener and provided marketing services for Betterbilt pursuant to a marketing agreement. In December 2022, STCB and TSG mutually agreed to end the marketing agreement for Betterbilt Chemical’s Kleen Out® drain opener.

Material Events During 2021

WhipshotsTM and WhipshotzTM Trademarks

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots”), a wholly-owned subsidiary of STCB entered into an Intellectual Property Purchase Agreement effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Agreement provided that Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots. The purchase price for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz Products. The payment are subject to a minimum amount in each contract year and a maximum aggregate amount.

WhipshotsTM Licensing/Marketing

On September 14, 2021, Whipshots LLC entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Licensor”). Pursuant to the Washpoppin License Agreement, Licensor licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us.

As part of the Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the Agreement of an aggregate of $3,300,000 subject to Licensor’s satisfaction of its obligations.

Distribution Agreements

In November of 2021, we entered into separate Distribution Agreements (each a “Distribution Agreement” and, collectively, the “Distribution Agreements”) with each of (i) National Distributing Company, Inc., a Georgia corporation, (ii) Republic National Distributing Company, LLC, a Delaware limited liability company, and (iii) Young’s Market Company, LLC, a Delaware limited liability company (each a “Distributor” and, collectively, the “Distributors”) each with an effective date as of November 1, 2021. Pursuant to the Distribution Agreements, the Distributors will act as the exclusive distributor for STCB in the Territories set forth on Exhibit B for the Products set forth on Exhibit A, to each such Distribution Agreement, as amended from time to time. The foregoing Distribution Agreements cover 20 U.S. States and the District of Columbia.

Pursuant to the terms of the Distribution Agreements, the Distributors will serve as the exclusive distributors in such Territories for WhipshotsTM. The Distribution Agreements provide the Distributors rights to expand the Territories and Products covered under each such Distribution Agreement as we expand our product lines and distribution channels. The expansion of Territories and Products may be exercised under various rights, including rights of first refusal to serve as an exclusive distributor of new Products in new Territories. The Company has also agreed to grant the Distributors “most favored nations” pricing providing for the lowest price available across the United States and its territories and possessions (the “US Territory”), and to grant Distributors any volume or other discounts that are offered to any other distributor in the US Territory by us, provided such action is not a violation of applicable law.

Broker Agreements

In November of 2021, we entered into separate Broker Agreements (each a “Broker Agreement” and, collectively, the “Broker Agreements”) with both Republic National Distributing Company, LLC, a Delaware limited liability company, and Young’s Market Company, LLC, a Delaware limited liability company (each a “Broker” and, collectively, the “Brokers”) each with an effective date as of November 1, 2021. Pursuant to the Broker Agreements, the Broker will act as the exclusive broker for us in the Territories set forth on Exhibit B for the Products set forth on Exhibit A, to each such Broker Agreement, as amended from time to time. Each Broker will receive a commission rate of 10%. The foregoing Broker Agreements cover 15 U.S. States.

In December 2021, the Company pursued financing via a Regulation A offering which was qualified on December 9, 2021. The Company engaged The Dalmore Group to assist as the broker dealer of record in this process, in which up to 56,818,181 shares of Class A common stock may be sold to the public at a per share price of $1.00. The Regulation A offering terminated in December 2022 and no further sales of Class A common stock are being sold pursuant to that offering. During the offering period, the Company sold 151,250 shares of Class A common stock at $1.00 per share.

Materials Events During 2022 and prior to the filing of this Annual Report on Form 10-K

Acquisitions

In 2022, STCB embarked on a strategy to grow its consumer product line offerings through acquiring existing behavior changing products and brands.

On September 12, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub Inc. (“Merger Sub”), completed its acquisition (the “AOS Acquisition”) of The AOS Group Inc., a Delaware corporation (“AOS”). The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a wholly-owned subsidiary of STCB. AOS is the maker of Art of Sport premium body and skincare products engineered to power and protect athletes and brings over the counter respiratory, sun care, women and children, pain management, performance supplements, food, beverage and apparel product lines under STCB auspices.

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II, Inc. (“Merger Sub”), completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc., a Delaware corporation (“Skylar Inc.”) through the merger of Merger Sub with and into Skylar Inc. Immediately following the Skylar Acquisition Skylar Inc. merged with and into Skylar Body, LLC (“Skylar”) a wholly-owned subsidiary of STCB, with Skylar as the surviving entity. Skylar is a wholly-owned subsidiary of STCB. Skylar is the maker of fragrances that are hypoallergenic and safe for sensitive skin.

On February 15, 2023, STCB,, through its wholly-owned subsidiary Starco Merger Sub I, Inc. (“Merger Sub”), completed its acquisition (the “Soylent Acquisition”) of Soylent Nutrition, Inc., a Delaware corporation (“Soylent”). The Soylent Acquisition consisted of Merger Sub merging with and into Soylent, with Soylent being the surviving corporation. Soylent is a wholly-owned subsidiary of STCB. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients.

Competition

The household, personal care and beverage consumer products market in the U.S. is mature and highly competitive. Our competitive set has grown with our recent acquisitions and consists of consumer products companies, including large and well-established multinational companies as well as smaller regional and local companies. These competitors include Johnson & Johnson, The Procter & Gamble Company, Unilever, Diageo, CytoSport, Inc., Abbott Nutrition, Nestlé, Owyn, Clean Reserve, The 7 Virtues and others. Within each product category, most of our products compete with other widely advertised brands and store brand products.

Competition in our product categories is based on a number of factors including price, quality and brand recognition. We benefit from the strength of our brands, a differentiated portfolio of quality branded and store brand products, as well as significant capital investment in our manufacturing facilities. We believe the strong recognition of the Whipshots brand and Soylent brand among U.S. consumers gives us a competitive advantage.

Growth Strategy

As long as the Company can raise capital, the Company plans to launch other products in spray foods and condiments, over the counter respiratory, air care, skin care, sun care, hair care, personal care, pain management, performance supplements, plant-based convenience shakes, powders and bars, apparel, fragrances, spirits and beverages over the next 36 months. Financing growth and launching of new products through our key subsidiaries is key to the Company’s ability to raise further capital.

We will need to rely on sales of our Class A common stock and other sources of financing to raise additional capital. The purchasers and manner of any share issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act. The Company will utilize the marketing capabilities of Hearst Media with its co-branding arrangement on some of its products. This provides significant support for our current retail and online distribution. We also plan to raise capital in the future through a compliant offering.

We continue to strive towards becoming a leading brand owner and third-party marketer of cutting edge technologies in the consumer products marketplace whose success is expected to increase stockholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2023 and beyond.

For more information and to view our products, you may visit our websites at www.starcobrands.com, www.breathecleaning.com, www.breathesanitizer.com, www.whipshots.com, www.bingeworthyflavor.com, www.artofsport.com, www.skylar.com and www.soylent.com.

Offices

Our principal executive offices are located at 250 26th Street, Suite 200, Santa Monica, California, 90402, and our telephone number is (323) 266-7111. Our website is www.starcobrands.com and the Company makes its SEC reports available on the website. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

STCB currently has no full-time employees but uses independent contractors and consultants and contributed services from related parties on an as needed basis. Skylar currently has 11 full-time employees. Soylent currently has 21 full-time employees. We believe that our employee relations are good.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, we have chosen to include the following risk factors.

The Company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events, pandemics and government lockdowns and technological developments (such as cyber-attacks and the ability to prevent those attacks). Additionally, early-stage companies are inherently more risky than more developed companies. You should consider general risks as well as specific risks when deciding whether to invest.

Risks Related to Our Company and its Business

We are reliant on related parties for some of our revenues, manufacturing certain of our products, and much of our administrative activities.

Starco Brands has no full-time employees and uses independent contractors and consultants, and uses contributed services from related parties on an as needed basis for a majority of the administration of Company operations, and as set forth in these Risk Factors, some of our revenues and manufacturing depend on the operations of related parties.

We are highly dependent on the services of Ross Sklar, our Chief Executive Officer.

We are highly dependent on the services of Ross Sklar, our Chief Executive Officer. Although Mr. Sklar spends significant time with the Company and is highly active in our management, he does not devote his full time and attention to the Company. Mr. Sklar also currently serves as Chief Executive Officer of The Starco Group (“TSG”) and is Chairman of Temperance Distilling Company (“Temperance”), among other positions and activities.

We are effectively controlled by Ross Sklar. As a result, Mr. Sklar has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

As of April 17, 2023, Mr. Sklar beneficially controls, directly or indirectly, shares of the Company’s Class A common stock representing approximately 81.9% of the outstanding voting power of the Class A common stock.

As a result of his stock ownership and various voting agreements, Mr. Sklar has the ability to exercise significant control and influence over our business, including almost all matters requiring stockholder approval (e.g., the election of directors, amendments to the Articles of Incorporation, and significant corporate transactions, such as a merger or other sale of our Company or its securities or assets) for the foreseeable future.

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

We have incurred significant net losses and have only recently begun generating profits. We cannot assure you that we will continue to achieve profitable operations.

We have historically incurred significant net losses since inception. We generated net income of $977,858 in the year ended December 31, 2022, had a net loss of $2,325,074 for the year ended December 31, 2021, had net income of $543,286 for the year ended December 31, 2020 and had net losses of $139,964 and $441,951 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2022, we had an accumulated deficit of $17,578,219. We may not be able to maintain profitability, and may incur significant losses again in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

We cannot assure you that we will achieve sustainable operating profits as we continue to expand our brand and product offerings, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our Class A common stock to decline, resulting in a significant or complete loss of your investment.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the year ended December 31, 2022 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. This report is dated April 17, 2023. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to continue generating revenues from our operations, which will enable us to fund our expansion plans and realize our business objectives. If we are unable to continue to grow our revenue and to and sustain profitability, we may not be able to continue as a going concern.

Our success depends on our ability to uphold the reputation of our brands and our clients’ brands, which will depend on the effectiveness of our marketing, our product quality, and our client experience.

We believe that ours and our company-clients’ brand image and brand awareness is vital to the success of our business. We also believe that maintaining and enhancing the image of ours and our clients’ brands, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding ours and our clients’ customer base. As we execute our acquisition and growth strategy, our ability to successfully expand into new markets or to maintain the strength and distinctiveness of the image of ours and our clients’ brands, our existing markets will be adversely impacted if we fail to connect with ours and our clients’ target customers. Among other things, we rely on our marketing, strategy, and media partners, as well as social media platforms, such as Instagram and Twitter, to help implement our marketing strategies and promote ours and our clients’ brands. Ours and our clients’ brands and reputation may be adversely affected if we fail to achieve these objectives, if ours or our clients’ public image was to be tarnished by negative publicity, if we fail to deliver innovative and high-quality products acceptable to our customers, or if we face a product recall. Negative publicity regarding the production methods of our manufacturer The Starco Group or those of the client-companies we work with could adversely affect our reputation and sales. Additionally, while we devote considerable efforts and resources to protecting our and our clients’ intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.

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

Additionally, inflationary factors such as increases in the costs to purchase products, acquire mineral rights and overhead costs may adversely affect our operating results. A continued high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, our manufacturers, TSG and Temperance, forecast inventory needs and estimate future demand for particular products on our behalf. Their ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, their failure to accurately forecast acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and have an adverse effect on gross margin, which ultimately impacts our revenues. In addition, if the manufacturers underestimate the demand for our products, they may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and distributor relationships.

In addition, our growth strategy has resulted in STCB acquiring three subsidiaries through mergers, in each case expanding our product line offerings. Each of AOS, Skylar and Soylent bring a new demographic of consumer to the forefront of the STCB consumer products space, spanning premium body and skincare products, to hypoallergenic fragrances, and plant-based complete nutrition. If under our stewardship we are unable to accurately forecast the demand for these new product lines we may damage brand image for these new segments.

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

We rely on licensing agreements with The Starco Group and Temperance Distilling Company.

We are party to a licensing agreement (the “TSG Licensing Agreement”) with TSG dated July 12, 2017. Pursuant to this agreement, STCB licenses to TSG the exclusive right to manufacture and sell STCB’s products, which it may sell under the brand names owned by STCB. In return, TSG pays STCB royalties based on TSG’s unit sales of the products licensed by STCB to TSG pursuant to the TSG Licensing Agreement. Most of the Company’s products are manufactured and sold by TSG pursuant to this Licensing Agreement. As such, we are reliant on the TSG Licensing Agreement with TSG for a significant portion of our business. In addition, due to the close relationship of the Company and TSG, the deal terms that the Company has procured under this TSG Licensing Agreement (relating to manufacturing and royalties the Company receives on product sales by TSG) are very favorable to the Company, and would be difficult to replicate with another third-party manufacturer. Further, if for some reason the Company wanted to switch to an alternative provider for the manufacturing and selling of Company products, the TSG Licensing Agreement grants TSG an exclusive right to the products of the Company, and therefore the Company would be unable to change to another manufacturer without the consent of TSG or a breach by TSG of the terms of the TSG Licensing Agreement. Under the terms of the TSG Licensing Agreement, the agreement expires December 31, 2028, but may be terminated by either party immediately upon the material breach of the TSG Licensing Agreement by the other party. If TSG were to assert a breach of the TSG Licensing Agreement by the Company, and was successful in terminating the TSG Licensing Agreement, it could have a material adverse effect on the Company and its operating results.

We are party to a licensing agreement with Temperance Distilling Company (the “TDC Agreement”), dated January 24, 2022. In the TDC Agreement, STCB licenses to Temperance the right to manufacture and sell products using the brand name Whipshots. In return, Temperance agrees to pay STCB royalties based on net unit sales of products licensed by STCB to Temperance. At this time, Temperance is the sole manufacturer for Whipshots products, thus we are reliant on the TDC Agreement for all royalties related to the Whipshots products.

Certain of our products rely on a single manufacturer.

Whipshots, a significant contributor to our revenue for fiscal year 2022, is manufactured by Temperance. Temperance is responsible for the procurement of all raw materials and components required to manufacture Whipshots. Due to the unique nature of Whipshots, the Company is reliant on Temperance as the manufacturer of Whipshots and would not be able to easily find a comparable third-party manufacturer if needed. The operations of Temperance can be subject to additional risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. Temperance may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There have occasionally been, and there may again in the future be, shipments of products by Temperance to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

Notwithstanding our acquisitions, TSG remains a material manufacturer of a significant number of our products, including procuring raw materials for such products. As a result, the Company is still reliant to a meaningful degree on TSG for the production of Company products, and might not easily be able to find a comparable third-party manufacturer for such products. In addition, the operations of TSG can be subject to risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. TSG may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There have occasionally been, and there may again in the future be, shipments of products by TSG to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

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

Our operations are largely dependent on TSG’s network of warehouses and distribution centers, and the loss of, or disruption in, such a warehouse and distribution center and other factors affecting the distribution of our products could have a material adverse effect on our business and operations.

TSG manufactures a meaningful portion of the Company’s products and sells those products to a variety of distributors, retailers and end users at wholesale or retail amounts. As such, our warehouse, fulfillment and distribution functions are handled by TSG. Our current fulfillment/distribution operations are substantially dependent on the continued retention of these facilities. Any significant interruption in the operation of a warehouse and fulfillment/distribution center due to natural disasters, accidents, system issues or failures, or other unforeseen causes that materially impair our ability to access or use such a facility, could delay or impair the ability to distribute products and fulfill online orders, which could cause sales to decline.

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

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We do not currently maintain product liability insurance, which puts us at a greater risk of harm to our business operations should we receive a monetary judgment against us in relation to a product liability lawsuit. We intend on obtaining product liability insurance in the future. However, even with product liability insurance, we would not be covered against all types of claims, particularly claims other than those involving personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

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

A portion of our customers shop with us through our e-commerce websites, which currently sells certain of our Skylar and Soylent products. While many of our products are sold in retail stores, increasingly, customers are using tablets and smart phones to shop online, and we do plan on increasing our product offerings on ecommerce websites in the future. Any failure on our part to provide an attractive, effective, reliable, user-friendly e-commerce platform that offers a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of sales, harm our reputation with customers, and could have a material adverse impact on our business and results of operations.

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

From time to time, acquisition opportunities have, and may in the future, become available to us. Those opportunities may involve the acquisition of specific assets, like intellectual property or inventory, or may involve the assumption of the business operations of another entity. If the performance of our recent acquisitions, AOS, Skylar or Soylent, do not produce positive results, the dilution to stockholders from the share issuances and any interest rate on debt held by such subsidiary, may prove detrimental to our financial results and the performance of your particular shares.

Our goal with any future acquisition is that any acquisition should be able to contribute neutral to positive net income to the company after integration. To effect these future acquisitions, we will likely be required to obtain lender financing or issue additional shares of stock in exchange for the shares of the target entity. If the performance of the acquired assets or entity does not produce positive results for the company, the terms of the acquisition, whether it is interest rate on debt, or additional dilution of stockholders, may prove detrimental to the financial results of the company, or the performance of your particular shares.

The novel coronavirus (COVID-19) pandemic, or other pandemics, may have an impact on our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported and spread across the globe, including the United States, and in March 2020 was declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 intensified and the United States, Europe and Asia implemented severe travel restrictions, social distancing and government imposed lockdowns. The impacts of the outbreak continue to evolve.

The ongoing and/or indirect impacts of the COVID-19 pandemic could further affect general economic conditions, our business and results of operations. Future developments would dictate the type and level of these potential impacts, which are highly uncertain and are difficult to predict.

If a future pandemic or health epidemic was to arise, if there is a resurgence of the COVID-19 pandemic or if there are other lingering effects of the pandemic, that could adversely impact our business and results of operations in a number of ways, including but not limited to:

●	A shutdown, disruption or less than full utilization of one or more of our manufacturers, warehousers or distributors’ facilities, or disruption in our supply chain or customer base, including but not limited to, as a result of illness, government restrictions or other workforce disruptions;

●	The failure of third parties on which we rely, including but not limited to those that supply our raw materials and other necessary operating materials, manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
●	New or escalated government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, could prevent or disrupt our business operations;
●	Significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship; or other pandemic related restrictions impacting consumer behavior;
●	An inability to respond to or capitalize on increased demand, including challenges and increased costs associated with adding capacity with our manufacturers;
●	A change in demand for or availability of our products as a result of retailers, distributors or carriers modifying their inventory, fulfillment or shipping practices; and
●	The unknown duration and magnitude of a pandemic and all of its related impacts.

These and other impacts of a pandemic have and could have the effect of heightening many of the other risk factors disclosed in this Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.

We have reported material weaknesses in internal controls in the past.

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2022, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of Sarbanes-Oxley requires us to evaluate the effectiveness of our internal control over financial reporting every quarter and as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer, and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in the conditions or deterioration in the degree of compliance with policies or procedures may occur. Because the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we may encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of Sarbanes-Oxley and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our consolidated financial statements and subsequent restatements of our consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal offices are located at 250 26th Street, Suite 200, Santa Monica, California, 90402.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Our Class A common stock is listed to trade on the OTC Markets Group OTCQB tier under the symbol “STCB.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Our Class A common stock shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our Class A common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

On April 17, 2023, the closing price for our Class A common stock as reported on the OTCQB was $0.12. As of such date, we had 469,468,966 shares of Class A common stock issued and outstanding. We had no shares of Class B common stock or Preferred Stock outstanding.

Holders

As of April 17, 2023, we had 309 stockholders of record, which does not include stockholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our Class A common stock is unlikely.

Equity Compensation Plans.

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities.

All sales of unregistered Class A common stock of the Company during fiscal year 2022 and through the date of this report were made in reliance upon Section 4(a)(2) of the Securities Act and are set forth below:

Date	Shares of Common Stock Issuable[1]	Cash Proceeds / Value in Kind from Shares Issuable	Recipient(s) of Shares
September 12, 2022	66,318,954	$12,600,601	15 entities 18 individuals
December 29, 2022	96,446,442	$19,289,300	15 entities 22 individuals
December 29, 2022	2,857,142	$571,400	1 entity
February 15, 2023	196,525,715	$68,784,000	21 entities 4 individuals

1 Shares calculated are initial closing + indemnification holdback + contingent shares, since these were accounted for in the Form D offering/Cash proceeds calculations. If the contingent shares have been deemed unlikely to occur, they have been removed from the shares of Common Stock issuable.

On December 9, 2021, the Company’s common stock offering under Regulation A+ (“Reg A”) was qualified by the Securities and Exchange Commission (the “SEC”) to raise capital for up to 56,818,181 shares at a price of $1.00 per share, for a maximum of $56,818,181. Of that amount, $11,363,636 were qualified to be sold by selling stockholders. The Company closed on subscriptions from its Reg A share offering as of December 31, 2022 in the amount of 151,250 shares of common stock none of which were sold by existing shareholders.

All sales of unregistered warrants to purchase common stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act.

Date	Warrants to Purchase Shares of Common Stock	Consideration	Exercise Price	Recipient(s) of Shares
September 12, 2022	33,150,000	Consulting and Marketing Services	$0.19	14 individuals
November 1, 2022	100,000	Consulting Services	$0.20	1 individual
November 3, 2022	5,000,000	Consulting Services	$0.19	1 entity
December 29, 2022	285,714	Funding Fee for Loan Origination	$0.01	1 individual
March 3, 2023	114,286	Funding Fee for Loan Origination	$0.01	1 individual

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the “Separation Agreements”) with Sanford Lang (“Mr. Lang”) and Martin Goldrod (“Mr. Goldrod”) whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the “Separation Benefits”). As consideration for the Separation Benefits, and not in addition to same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the “Repurchases”). The Repurchases made during the fourth quarter of fiscal year 2022 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2022 - 10/31/2022	90,955	$0.12	848,039	$219,000
11/1/2022 - 11/30/2022	57,889	$0.19	905,928	$208,050
12/1/2022 - 12/31/2022	61,192	$0.18	967,120	$197,100

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Starco Brands, Inc. and subsidiaries as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Starco Brands, Inc. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in Item 1A, “Risk Factors” section of this annual report on Form 10-K.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Business Overview

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as “the Company,” “our Company,” “STCB,” “we,” “us” or “our,” was incorporated in the State of Nevada on January 26, 2010 under the name Insynergy, Inc. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time. In July 2017, the Company entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

In 2022, the Company embarked on a strategy to grow its consumer product line offerings through the acquisition of multiple subsidiaries with established behavior changing products and brands. With an increased product line and its existing partner relationships, the Company is expanding its verticals and consumer base.

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

The current CEO and owner of TSG, Ross Sklar, was named the CEO of STCB in August of 2017. Mr. Sklar has spent his career commercializing technology in industrial and consumer markets. Mr. Sklar has built teams of manufacturing personnel, research and development, and sales and marketing professionals over the last 20 years and has grown TSG into a successful and diversified manufacturer supplying a wide range of products to some of the largest retailers in the United States. As the Company continues to grow the number of products and brands under the STCB umbrella, it will continue to leverage its relationship with TSG to streamline its product manufacturing.

Results of Operations

Comparison of the year ended December 31, 2022 compared to the year ended December 31, 2021

	December 31,	December 31,
	2022	2021	Change
Revenues	$7,812,728	$673,329	$7,139,399
Cost of goods sold	776,127	-	776,127
Gross profit	7,036,601	673,329	6,363,272
Operating expenses:
Compensation expense	1,175,267	285,837	889,430
Professional fees	1,822,927	460,363	1,362,564
Marketing, General and administrative	2,756,808	1,159,520	1,597,288
Marketing, related party	131,614	1,058,210	(926,596)
Total operating expense	5,886,616	2,963,930	2,922,686
Income (loss) from operations	1,149,985	(2,290,601)
Other expense:
Interest expense	68,721	30,973	37,748
Other expense	103,406	3,500	99,906
Total other expense	172,127	34,473	137,654
Income (loss) before provisions for income taxes	977,858	(2,325,074)	3,302,932
Provision for income taxes	-	-	-
Net income (loss)	977,858	(2,325,074)	3,302,932
Net income (loss) attributable to non-controlling interest	167,891	(73,909)	241,800
Net income (loss) attributable to Starco Brands	$809,967	$(2,251,165)	$3,061,132

Revenues

For the year ended December 31, 2022, the Company recorded revenues of $7,812,728 compared to $673,329 for the year ended December 31, 2021, an increase of $7,139,299 or 1,060%. Royalty revenue represented 87% and 100%, or $6.8 million and $0.7 million, respectively, of all revenues with the remaining $1.0 million and $0 of revenue generated from product sales coming from our wholly owned subsidiary, AOS. This increase in the current period was largely due to growth in royalties from sales of Whipshots™ augmented by sales of AOS products from the date of its acquisition and partially offset by declines in sales of Breathe sanitizer and cleaning products during the period, which was not marketed during the same period last year, which consisted mainly of sales of breath cleansing products. The royalty rate that the Company paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies for various products mentioned above. The increase in the current period is primarily due to initial volume sales of our Whipshots™, partially offset by declines in sales of Breathe cleaning and sanitizer products.

Operating Expenses

For the year ended December 31, 2022, compensation expense increased $889,430, or 311% to $1,175,267 compared to $285,837 for the year ended December 31, 2021. The increase is a result of increases in spending on independent contractors and contributed services to support the launch and growth of Whipshots™.

For the year ended December 31, 2022, the Company incurred $1,822,927 in professional fees compared to $460,363 in the prior period, an increase of $1,362,564, or 296%. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company and advisory and valuation services. Professional fees are mainly for accounting, auditing and legal services associated with the acquisition of AOS, our merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in 2022 is primarily due to an increase in banking, acquisition legal, and audit fees related to the acquisitions of AOS and Skylar, and to a lesser extent, corporate legal and audit fees.

For the year ended December 31, 2022, the Company incurred $2,756,808 in marketing, general and administrative expense as compared to $1,159,520 for the year ended December 31, 2021, an increase of $1,598,288, or 138%. The increase can be attributed to an increase in spending on marketing, including initial license payments related to the promotional launch for Whipshots™. Additionally, the increase in spending can be attributed to an increase in stock-based compensation related to the warrants issued during the year ended December 31, 2022.

For the year ended December 31, 2022, the Company incurred $131,614 in Marketing, related party expenses as compared to $1,058,210 for the year ended December 31, 2022, a decrease of $926,596. The decrease for the period can be attributed to our no longer classifying marketing expense from a third-party firm as related party once our EVP of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

Other Income and Expense

For the year ended December 31, 2022, we had total other expense of $172,127 compared to other income of $34,473 for the year ended December 31, 2021. For the year ended December 31, 2022, the Company had interest expense of $68,721 and merger related and other expenses of $103,406. For the year ended December 31, 2021, the Company had interest expense of $30,973 and a non-cash loss on assets of $3,500, without any offset from subleasing income or gains on extinguishment of debt.

Net Income (Loss)

For the year ended December 31, 2022, the Company recorded a net income of $977,858 as compared to net loss of $2,325,074 for the year ended December 31, 2021. The change from a net loss to net income is primarily the result of the increase in our royalty revenues partially offset by increased marketing and general expenses.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $17,578,219 at December 31, 2022. We received net cash of $2,223,392 from financing activities for the year ended December 31, 2022, due primarily to $2,472,500 of loan advances from Ross Sklar, our CEO and $151,250 of equity investments from unaffiliated parties, less share repurchases of $131,400 and other repayment activity. This compared to net cash received from financing activities of $1,518,421, primarily from related party advances of $1,447,272 and $600,000 of equity investments from unaffiliated parties for the year ended December 31, 2021. A majority of our financing activity consisted of payments to and from related parties.

Our net cash provided by operating activities was $377,777 for the year ended December 31, 2022. Operating expenses for 2022 totaling $5,886,616 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance and website maintenance.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. As of December 31, 2021, there was $1,200,000 of principal and $8,626 of accrued interest due on these notes. On February 14, 2022, STCB executed a fifth promissory note with Ross Sklar in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note is also convertible into the Company’s common stock at the lender’s option and a conversion price of $0.29 per share. On December 29, 2022, STCB executed a sixth promissory note with Ross Sklar in the principal amount of $2,000,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on August 1, 2023, and included warrants to purchase 285,714 shares of the Company’s common stock at a price of $0.01 per share.

Going Concern

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $17.6 million at December 31, 2022 including the impact of its net income of approximately $1.0 million for the year ended December 31, 2022. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. On December 29, 2022, the Company issued Ross Sklar, CEO, a related party, a $2,000,000 note payable due August 1, 2023 (see Note 7), in exchange for funds of $2 million which were used as consideration to consummate the Skylar Acquisition. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Working Capital Surplus

	December 31,	December 31,
	2022	2021
Current assets	$7,971,639	$1,245,942
Current liabilities	7,690,876	2,811,233
Working capital surplus (deficiency)	$280,763	$(1,565,291)

The increase in current assets is primarily due to the increase in cash on hand of $1,141,508, as well as an increase in accounts receivable of $2,381,466 and an increase in inventory of $3,033,653. In 2021, the Company had no inventory. The increase in current liabilities is primarily a result of the increase in accounts payable of $2,652,908 and an increase in notes payable to related party of $3,055,713.

Cash Flows

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$377,777	$(1,837,240)
Net cash used in investing activities	(1,459,661)	(115,640)
Net cash provided by financing activities	2,223,392	1,518,421
Increase (decrease) in cash	$1,141,508	$(434,459)

Operating Activities

Net cash provided by operating activities was $377,777 for the year ended December 31, 2022 and was primarily due to an increase of accounts receivable of $1,932,956, which was partially offset by an increase of other payables and accrued liabilities of $772,074 and a decrease of prepaid expenses and other assets of $700,061.

Net cash used in operating activities was $1,837,240 for the year ended December 31, 2021 and was primarily due to the net loss of $2,325,074.

Investing Activities

Net cash used in investing activities was $1,459,661 for the year ended December 31, 2022 and was primarily due to cash paid in acquisition of business, net of $1,459,661.

Net cash used in investing activities was $115,640 for the year ended December 31, 2021 and was primarily due to the purchase of intangibles of $20,000 and payments on note receivable from related party of $95,640.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $2,223,392, which includes $2,472,500 from advances from related parties and $150,494 from the proceeds of common stock.

For the year ended December 31, 2021, net cash provided by financing activities was $1,518,421, which includes $1,447,272 from advances from related parties and $600,000 from the proceeds of common stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Effects of Inflation

Inflationary factors such as increases in the costs to acquire goods and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expense and related disclosures. These estimates and assumptions are often based on historical experience and judgements that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable, and actual results may differ. It is possible that other professionals, applying their own judgement to the same facts and circumstances, could develop and support alternative estimates and assumptions that could result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.

We consider our critical accounting estimates to include the assumptions and estimates associated with timing for revenue recognition, testing goodwill for impairment, recoverability of long-lived assets, income taxes, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate. Our significant accounting policies are more fully described in the notes to our Consolidated Financial Statements. We believe that the following accounting policies and estimates are critical to our business operations and understanding our financial results.

Acquisition Accounting

We account for acquisitions in accordance with the acquisition method of accounting pursuant to ASC 805, Business Combinations. Accordingly, for each acquisition, we record the fair value of the assets acquired and liabilities assumed as of the acquisition date, and recognize the excess of the consideration paid over the fair value of the net assets acquired as goodwill. For each acquisition, the fair value of assets acquired and liabilities assumed is determined based on assumptions that reasonable market participants would use to value the assets in the principal (or most advantageous) market.

In determining the fair value of the assets acquired and the liabilities assumed in connection with acquisitions, management engages third-party valuation experts. Management is responsible for these internal and third-party valuations and appraisals.

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

AOS, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise.

Skylar, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of fragrances. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the licensee transferring goods or services to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company’s licensee must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s licensee’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Goodwill Impairment

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.

We review goodwill for impairment at least annually or more frequently if indicators of impairment exist. Our goodwill impairment test may require the use of qualitative judgements and fair-value techniques, which are inherently subjective. Impairment loss, if any, is recorded when the fair value of goodwill is less than its carrying value for each reporting unit.

No impairment losses related to goodwill were recognized for the years ended December 31, 2022 and 2021.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the years ended December 31, 2022 and 2021.

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

Contributed Services

The Company uses contributed services from related parties on an as needed basis for a portion of Company operations. Depending on the amount of time related parties spend working on STCB, the Company allocates a percentage of the related parties’ salaries to be accounted for as contributed services expense.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item 8 of this Annual Report are included in this Annual Report following Item 16 (“Form 10-K Summary”). As a smaller reporting company, we are not required to provide supplementary financial information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in Registrant’s Certifying Accountant

On March 8, 2022, our Board of Directors received formal notice that our independent auditors, Haynie & Company (“Haynie”), had made the decision to resign as our independent accountants effective March 8, 2022. On March 11, 2022, the Board of Directors voted unanimously to accept the resignation.

Haynie audited the financial statements of the Company for the two years ended December 31, 2020 and 2019, respectively. The report of Haynie on such financial statements, dated April 15, 2021, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the two fiscal years and subsequent interim periods though the date of Haynie’s resignation, there had been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Haynie, would have caused them to make reference thereto in their report on the financial statements.

During the two fiscal years and the interim period to the date of Haynie’s resignation, there had been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

During the Company’s fiscal year 2020 and 2021, and since then, Haynie has not advised the Company that any of the following exist or are applicable:

(1)	That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has led them to no longer be able to rely on management’s representations, or that has made them unwilling to be associated with the financial statements prepared by management.

(2)	That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management’s representations or be associated with the Company’s financial statements for the foregoing reasons or any other reason, or

(3)	That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

We have provided Haynie a copy of the disclosure made in response to Item 4.01 on our Current Report on Form 8-K, filed with the SEC on March 15, 2022 and requested that Haynie provide a letter addressed to the Securities & Exchange Commission confirming their agreement with the disclosure contained herein. Pursuant to our request, Haynie provided the letter which is attached as Exhibit 16.1 thereto.

New Independent Accountants

On March 11, 2020, Macias Gini & O’Connell LLP (“MGO”), Certified Public Accountants of Irvine, California, were appointed by the Company to audit our financial statements for the year ended December 31, 2021. During the two fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted MGO regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and MGO did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (2) any matter that was either the subject of a disagreement with Haynie on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Haynie, would have caused Haynie to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2022.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2022 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which we had previously reported as of December 31, 2021, and which have not yet been remediated:

●	Lack of an audit committee
●	Lack of corporate documentation
●	Fulfillment of the Chief Executive Officer and Chief Financial Officer roles by the same person

Management’s Plan to Remediate the Material Weaknesses

During the year ended December 31, 2022, Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	The full time Controller hired in 2022 will expand on controls implemented around segregation of duties for cash transactions and continue to strengthen corporate documentation and controls, and the overall financial reporting process,
●	Formal appointment of a Chief Financial Officer in the first half of 2023, who will be overseeing the financial reporting process and implementation of enhanced controls and governance,
●	Engagement of separate external financial consulting firms to continue to enhance financial reporting, financial operations, internal controls/ segregation of duties; as well as improve tax analysis and reporting,
●	Management plans to begin a search in 2023 to expand the Board of Directors to include a member qualified to sit on an Audit Committee.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies from this requirement.

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and named executive officers. Our bylaws require that the total number of directors constituting our Board of Directors shall be not less than one (1) nor more than seven (7), to serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. Our executive officers are appointed by our Board of Directors and serve at its discretion. There are no family relationships among our directors, executive officers, or director nominees.

Name	Age	Position	Term of Director/Officer
Ross Sklar	47	President, CEO, Interim Chief Financial Officer, Chairman of the Board and Director	August 2015 until next annual meeting
Darin Brown	46	Executive Vice President, Director	June 2020 until next annual meeting
Demir Vangelov	49	Director	February 2022 until next annual meeting
David Dreyer	49	Executive Vice President of Marketing	June 2020 until next appointment of officers by the Board of Directors

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

Darin Brown joined the Company as a Director on June 4, 2020, and was appointed as its Executive Vice President in July 2020. Mr. Brown has over 20 years of experience in chemical operations and consumer package goods distribution experience. He also currently serves as Executive Vice President of Operations for The Starco Group, which is a position he has held since February 2012. Mr. Brown has exceptional leadership experience, having overseen teams of over 200 people during his time at The Starco Group.

Demir Vangelov joined the Company as a Director on February 15, 2022 in connection with the Soylent Acquisition. Mr. Vangelov has 15 years of experience in the food industry. He was a member of the board of directors and the Chief Executive Officer of Soylent Nutrition, Inc., a privately held, plant-based food company. Mr. Vangelov joined Soylent as its Chief Financial Officer in June 2018 and was promoted to Chief Executive Officer in February 2020, when he was also appointed to Soylent’s board. Soylent was acquired by Starco Brands, Inc. in February 2023.

David Dreyer joined the Company as an Executive Vice President of Marketing on June 4, 2020 and was promoted to Chief Marketing Officer in February 2022. Dreyer brings over twenty years of experience working with Blue Chip Brands to the team at Starco Brands. Upon receiving his MS in Integrated Marketing from Northwestern University, Dreyer started his career with Honda and internet pioneer Stamps.com. Dreyer then migrated over to the agency side of the business, working for industry standouts Deutsch, TBWA/Chiat/Day, The Woo and Media Arts Lab. His roster of brands that he has worked with also speaks for itself, as Dreyer feels privileged to have worked with brands such as Apple, Pepsi, Pizza Hut, Dr. Pepper, Snapple, Infinity, The GRAMMY’s, Jimmy Dean and TOMS. In his spare time, Dreyer is a Professor of Advertising at USC’s Annenberg School for Communication, where he loves introducing students to the world of advertising and helping them find their footing in the industry.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2022, we believe all necessary forms have been filed.

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire Board of Directors, act as our nominating and audit committee.

Code of Ethics

The Company has not yet adopted a code of ethics as until recently it had an inconsequential number of employees at the parent and subsidiary levels. We intend to adopt a code of ethics in the future.

Item 11.	Executive Compensation.

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar,	2022	$10,000	$1,000	$0	$0	$0	$0	$0	$11,000
CEO, Interim CFO and Director	2021	$0	$0	$0	$0	$0	$0	$0	$0
Darin Brown,	2022	$93,500	$1,000	$0	$0	$491,742	$0	$0	$586,242
VP, Director	2021	$0	$0	$0	$0	$0	$0	$0	$0
Demir Vangelov, Director	2022	$0	$0	$0	$0	$0	$0	$0	$0
David Dreyer,	2022	$262,500	$1,000	$0	$0	$0	$0	$0	$263,500
VP	2021	$0	$0	$0	$0	$0	$0	$0	$0

(1) The compensation reported in 2022 under Salary was payable to the officers under consulting compensation as 1099-NEC wages.

Employment Agreements

STCB has no formal employment agreements in place at this time.

Director Compensation

The Company does not have any arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under any equity compensation plans approved by our stockholders and any equity compensation plans not approved by our stockholders as of December 31, 2022.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding Class A common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Class A common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 469,312,080 shares of common stock outstanding as of April 17, 2023.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Class A common Stock	Ross Sklar	93,723,446		20.0%
Class A common Stock	David Dreyer	4,000,000		0.9%
Class A common Stock	Darin Brown	2,000,000		0.4%
Class A common Stock	Demir Vangelov	12,617,857	(1)	2.7%
Class A common Stock	GV 2016 GP, L.L.C.	57,535,013	(2)	12.3%
Class A common Stock	Andreessen Horowitz Fund IV, L.P.	46,278,004	(3)	9.9%
Class A common Stock	The Production Board, LLC	35,671,708	(4)	7.6%
Class A common Stock	Lightspeed Venture Partners XI, L.P.	30,979,630	(5)	6.6%
Class A common Stock	Upfront VI, L.P.	23,594,338	(6)	5.0%
	Directors and executive officers as a group (4 persons)	112,341,303		5.0%

(1)	Mr. Vangelov holds theses shares indirectly through Hamilton Start, LLC. Mr. Vangelov’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023.
(2)	GV 2016 GP, L.L.C. holds theses shares indirectly through GV 2016, L.P. Hamilton Start, LLC. GV 2016 GP, L.L.C’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023.
(3)	Andreessen Horowitz Fund IV, L.P.’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023
(4)	The Production Board, LLC’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023.
(5)	Lightspeed Venture Partners XI, L.P.’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022.
(6)	Upfront VI, L.P.’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc. and the stockholders listed on Schedule A thereto, dated December 29, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended December 31, 2017, Sanford Lang, STCB’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Sanford Lang and Martin Goldrod (former directors and executive officers of STCB) executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average price of trades in the stock over the last 10 days of the month. As of December 31, 2022 STCB has repurchased an aggregate of $197,100 to Mr. Lang and Mr. Goldrod per the agreements and effected the corresponding share transfers.

As of December 31, 2021, STCB owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. This obligation was satisfied in 2022 such that there is no further obligation for this matter. In addition, in 2022 STCB satisfied additional obligations to TSG and its subsidiaries totaling $203,539 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by Ross Sklar, CEO. The Company did not incur any expenses paid by TSG on behalf of STCB during the year ended December 31, 2022.

On January 24, 2020, STCB executed a promissory note (“January 24, 2020”), for $100,000 with Ross Sklar, CEO. The January 24, 2020 Note bore interest at 4% per annum, compounded monthly, was unsecured, and matured two years from the original date of issuance. On July 19, 2022, the Company and Mr. Sklar, agreed to amend and restate the January 24, 2020 Note. Mr. Sklar agreed to extend the term of the January 24, 2020 Note through the entry into a First Amended and Restated Promissory Note (the “Amended Note”) in exchange for the Company paying the accrued and unpaid interest under the January 24, 2020 Note, including during the period following maturity date of the January 24, 2020 Note (January 24, 2022 through July 19, 2022). In exchange for extending the term, Mr. Sklar waived the default interest rate of ten percent (10%) and agreed to interest accrual at the standard four percent (4%) rate during the period following maturity. The Amended Note carries a guaranteed 4% interest rate, matures on July 19, 2024, and has a 10% interest rate on a default of repayment at maturity. The Company, at its option, may prepay the Amended Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note will accelerate in full upon an Event of Default (as defined in the Amended Note).

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

On February 14, 2022, STCB executed a fifth promissory note (“February 14, 2022 Note”), in favor of Mr. Sklar, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the January 24, 2020 note between the Company and our CEO, the February 14, 2022 Note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company Class A common stock at the 10-day volume weighted average trading price of the Company Class A common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

On December 29, 2022 STCB entered into a financing transaction with Mr. Sklar consisting of a secured promissory note (the “December 29, 2022 Note”), warrants (the “December 29, 2022 Warrants”) to purchase common stock of the Company (the “Common Stock”), and a security agreement (the “ December 29, 2022 Security Agreement”) to secure the obligations under the December 29, 2022 Note (the foregoing agreements and transactions contemplated thereby, collectively, the “Financing”). The entry into the Financing was approved by the disinterested directors of the Company and was entered into to provide the Company with short-term liquidity to fund non-ordinary course business transactions and acquisitions.

The December 29, 2022 Note executed by STCB had a the principal sum of $2,000,000, and carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first day of each month) plus 4% (for a then current floating interest rate of 11.5%). The December 29, 2022 Note matures on August 1, 2023 and has a default interest rate equal to the then current interest rate plus 5%. The Company, at its option, may prepay the December 29, 2022 Note, in whole or in part, without prepayment penalty of any kind. In connection with the December 29, 2022 Note, the Company entered into the December 29, 2022 Security Agreement to secure the December 29, 2022 Note obligations and issued the December 29, 2022 Warrants as a funding fee to obtain the loaned funds.

The December 29, 2022 Security Agreement, by and between the Company and Sklar to provide security interests to Sklar to secure the obligations underlying the December 29, 2022 Note. A security interest in the Collateral (as defined in the Security Agreement) has been granted to Mr. Sklar to secure the repayment of all principal, interest, costs, expenses and other amounts now or hereafter due under the December 29, 2022 Note by the maturity date. Mr. Sklar is authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.

The December 29, 2022 Warrants, consist of warrants to purchase 285,714 shares of common stock at an exercise price of $0.01 per share. The number of shares of common stock for which the December 29, 2022 Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations and like transactions. Pursuant to the December 29, 2022 Warrant, the warrant and the right to purchase securities upon the exercise of the December 29, 2022 Warrant will terminate on December 29, 2027. The December 29, 2022 Warrants are fully vested as of the date of grant and may be exercised through cash or cashless exercise.

As of December 31, 2022, there was $3,672,500 of principal and $6,960 of accrued interest due on these notes, respectively.

During the year ended December 31, 2022, the Company incurred $131,614 of marketing expense from The Woo while David Dryer, the EVP of Marketing, was also Managing Director at The Woo. Mr. Dreyer left the Woo in February 2022 .

During the years ended December 31, 2022 and 2021, the Company recognized revenue of $7,812,728 and $673,329, respectively. There were $2,107,015 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2022.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance as a note and related to its initial production of Whipshots. The note carries no interest and is payable on demand.

Voting Agreements

On September 12, 2022, in connection with the closing of the AOS Acquisition, the Company entered into a Voting Agreement (the “AOS Voting Agreement”) with certain stockholders. The AOS Voting Agreement generally requires that the stockholders subject to the AOS Voting Agreement vote or cause to be voted their shares of Class A common stock, and execute and deliver written consents and otherwise exercise all voting rights with respect to their shares of Class A common stock in the same manner as Mr. Sklar votes or gives his consent, provided that such manner does not adversely affect such stockholder in a manner different from the effect on other holders of Class A common stock. In addition, in connection with the AOS Voting Agreement, the stockholders delivered irrevocable proxies to Mr. Sklar. The AOS Voting Agreement terminates (a) automatically upon the listing of the Company’s Class A common stock on the Nasdaq Stock Market or New York Stock Exchange, (b) with the written consent of each of the parties signatories thereto, (c) automatically in the event that Mr. Sklar owns less than 30% of the issued and outstanding common stock of the Company and is no longer the Company’s chief executive officer, or (d) automatically in the event the Company voluntarily commences any bankruptcy or similar proceedings or has commenced against it any bankruptcy or similar proceedings that are not dismissed within 60 days of such commencement.

On November 7, 2022, STCB entered into a Voting Agreement with Sanford Lang (a former director of STCB), pursuant to which, among other things, Mr. Lang would vote his shares in the same manner as Mr. Sklar votes or gives his consent, provided that such manner does not adversely affect such stockholder in a manner different from the effect on other holders of Class A common stock. On that same date, STCB entered into a Voting Agreement with Martin Goldrod (a former director of STCB), pursuant to which, among other things, Mr. Goldrod would vote his shares in the same manner as Mr. Sklar votes or gives his consent, provided that such manner does not adversely affect such stockholder in a manner different from the effect on other holders of Class A common stock.

On December 29, 2022, in connection with the closing of the Skylar Acquisition, STCB entered into a Voting Agreement (the “Skylar Voting Agreement”) with certain former stockholders. The Skylar Voting Agreement generally requires that the stockholders subject to the Skylar Voting Agreement vote or cause to be voted their shares of Class A common stock, and execute and deliver written consents and otherwise exercise all voting rights with respect to their shares of Class A common stock in the same manner as Mr. Sklar votes or gives his consent, provided that such vote or action does not disproportionately or adversely affect the stockholder in a manner different from the effect on other holders of Class A common stock. In addition, in connection with the Skylar Voting Agreement, the stockholders delivered irrevocable proxies to Mr. Sklar. The Skylar Voting Agreement terminates (a) automatically upon the listing of the Class A common stock on the Nasdaq Stock Market or New York Stock Exchange, (b) with the written consent of each of the parties signatories thereto, (c) automatically in the event that both of the following conditions are met: (i) Mr. Sklar is no longer Starco’s chief executive officer and (ii) Sklar is no longer a member of the Board of Directors of STCB, or (d) automatically in the event Starco voluntarily commences any bankruptcy or similar proceedings or has commenced against it any bankruptcy or similar proceedings that are not dismissed within 60 days of such commencement.

On February 15, 2023 in connection with the closing of the Soylent Acquisition, STCB entered into a Voting Agreement (the “Soylent Voting Agreement”) with Mr. Sklar and certain other stockholders of STCB. The Soylent Voting Agreement generally requires that the stockholders (other than Mr. Sklar) for a period of one year vote or cause to be voted their shares of Class A common stock, and execute and deliver written consents and otherwise exercise all voting rights with respect to their shares of Class A common stock in the same manner as Mr. Sklar votes or gives his consent, provided that such vote or action does not disproportionately or adversely affect the other stockholders subject to the Soylent Voting Agreement in a manner different from the effect on other holders of Class A common stock. In addition, in connection with the Soylent Voting Agreement, the stockholders (other than Mr. Sklar) delivered irrevocable proxies to Mr. Sklar for one year. The Soylent Voting Agreement also requires the stockholders and Mr. Sklar for a period of two years to vote all shares such person has voting control over in favor of the election of (i) a Soylent stockholder director which shall initially be Demir Vangelov, (ii) Ross Sklar and (iii) such other person as may be designated by Mr. Sklar from time to time. The Soylent Voting Agreement contemplates standard preemptive rights to ensure anti-dilution protections for the parties for three (3) years. The Voting Agreement shall be effective for three (3) years from February 15, 2023 but terminates (a) automatically upon the listing of the Class A common stock on the Nasdaq Stock Market or New York Stock Exchange, (b) with the written consent of each of the parties signatories thereto, (c) automatically in the event that both of the following conditions are met: (i) Mr. Sklar is no longer STCB’s chief executive officer and (ii) Mr. Sklar owns less than 20% of the issued and outstanding Class A Common stock of Starco, or (d) automatically in the event Starco voluntarily commences any bankruptcy or similar proceedings or has commenced against it any bankruptcy or similar proceedings that are not dismissed within 60 days of such commencement.

Accounting for Mr. Sklar’s personal share holdings, and each of the referenced voting agreements, Mr. Sklar effectively controls approximately 82.0% of the total voting power of STCB.

Director Independence

At this time, the Company does not have a policy that its directors or a majority be independent of management. The Company currently has three directors. It is the intention of the Company to implement a policy in the future that a majority of the Board member be independent of the Company’s management as the members of the board of director’s increases following further implementation of the Company’s business plan.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Macias Gini & O’Connell LLP (“MGO”) has served as our independent registered public accountants for the years ended December 31, 2022 and 2021. The following is a summary of the fees billed or expected to be billed to us by MGO for professional services rendered with respect to the fiscal years ended December 31, 2022 and 2021:

	MGO
	2022	2021
Audit fees (1)	$300,000	$75,000
Audit-related fees (2)	155,000	-
Tax fees (3)		-
All other fees (4)		-
	$455,000	$75,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the years ended December 31, 2022 and 2021, and the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

Pre-Approval Policies

Our Board of Directors approves the engagement of the auditor before the firm renders audit and non-audit services. Since the Company does not have an audit committee, we do not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub Inc., a Delaware corporation, (iii) The AOS Group Inc., a Delaware corporation, and (iv) Matthias Metternich, solely in his capacity as the Company Stockholder Representative of The AOS Group stockholders, dated September 12, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

2.2 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub II, Inc., a Delaware corporation, (iii) Skylar Body, LLC, a Delaware limited liability company, (iv) Skylar Body, Inc., a Delaware corporation, and (v) Shareholder Representative Services LLC, solely in its capacity as the representative of the Company Holders, dated December 29, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

2.3 (*)†	Agreement and Plan of Merger, by and among Starco Brands, Inc., Starco Merger Sub I Inc., Soylent Nutrition, Inc., and Hamilton Start, LLC, solely in its capacity as stockholders’ representative and solely for purposes of Article IX, Article X, Section 2.08 and Section 6.11 therein, dated February 14, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

3.1 (#)	Amended and Restated Articles of Incorporation of Starco Brands, Inc.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and Starco Brands, Inc. executed October 15, 2020, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2020.

10.6 (*)(+)	License Agreement by and between Hearst Magazine Media, Inc. and Starco Brands, Inc. executed April 24, 2020, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2020.

10.7 (*)	Memorandum of Understanding Regarding the Launch of Breathe Hand Sanitizer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2020.

10.8 (*)(+)	License Agreement, by and between Whipshots LLC, Washpoppin Inc., and “Cardi B,” dated as of September 14, 2021.

10.9 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.10 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.11 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.12 (*)	Separation Agreement dated June 13, 2021 between Starco Brands, Inc. and Sanford Lang, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 22, 2021.

10.13 (*)	Separation Agreement dated June 13, 2021 between Starco Brands, Inc. and Martin Goldrod, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 22, 2021.

10.14 (*)	First Amended and Restated Promissory Note issued in favor of Ross Sklar, dated July 19, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2022.

10.15 (*)	Promissory Note issued in favor of Ross Sklar, dated June 28, 2021, filed as Exhibit 6.12 to the Company’s Regulation A+ offering statement filed with the Commission on October 20, 2021.

10.16 (*)	Promissory Note issued in favor of Ross Sklar, dated September 17, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2021.

10.17 (*)	Promissory Note issued in favor of Ross Sklar, dated December 13, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021.

10.18 (*)	Promissory Note issued in favor of Ross Sklar, dated February 14, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2022.

10.19 (*)	Secured Promissory Note issued in favor of Ross Sklar, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.20 (*)	Secured Promissory Note issued in favor of Ross Sklar, dated March 3, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.21 (*)	Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.22 (*)	Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated March 3, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.23 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.24 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.25 (#)(+)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022.

16.1 (*)	Letter to SEC from Haynie & Company, dated March 14, 2022, filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2022.

21.1 (#)	Subsidiaries of the Company.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

(+)

In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit may have been omitted from this filing. The Registrant will provide a copy of any omitted schedule to the SEC or its staff upon request.

In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions or terms of the Agreement may have been redacted. The Registrant will provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(##)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Starco Brands, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report irrespective of any general incorporation language contained in such filing.

Item 16.	Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: April 17, 2023	By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ross Sklar	Chief Executive Officer and Interim Chief Financial Officer	April 17, 2023
Ross Sklar	(Principal Executive and Financial Officer)

/s/ Darin Brown	Director	April 17, 2023
Darin Brown

/s/ Demir Vangelov	Director	April 17, 2023
Demir Vangelov

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Board of Directors

Starco Brands, Inc.

Santa Monica, Ca

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Starco Brands, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $17.6 million at December 31, 2022 including the impact of its net income of approximately $1.0 million for the year ended December 31, 2022. Net cash provided by operating activities was $0.4 million for the year ended December 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Acquisitions - Fair Value of Acquired Assets and Contingent Consideration

The Company completed its acquisition of Skylar Body Inc. (“Skylar”) and the AOS Group Inc. (“AOS”) for aggregate consideration of approximately $34.5 million. Based on the preliminary allocation of the purchase price of the acquisitions, the Company recognized approximately $33 million of goodwill. The purchase price allocation to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based on preliminary information. The information that was available to the Company to allocate the consideration was affected by the proximity of the acquisition date to the Company’s fiscal year end date of December 31, 2022. In addition, the Company has contingent consideration arrangements arising from the acquisitions, which obligates the Company to provide equity consideration to the former shareholders of the acquired companies if specified future events or conditions are met. We identified the allocation of the purchase price and contingent consideration associated with the Skylar and AOS acquisition as a critical audit matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures for related-party transactions included the following, among others:

●	We evaluated whether the purchase price allocation to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, were recorded appropriately.
●	We tested the Company’s identification of the assets acquired and liabilities assumed by reading the acquisition agreement, performing audit procedures on such acquired balances and comparing the categories of such assets and liabilities which were recorded in the preliminary purchase price allocation to the acquisition agreement.
●	We inquired of management of their understanding of key assumptions of certain revenue benchmarks along with indemnifications by the former shareholders related to contingent consideration.
●	We evaluated the reasonableness of the key assumptions by comparing them to (1) internal communications to management and the Board of Directors and (2) information included in the Company’s external communications.
●	We independently corroborated the reasonableness of the key assumptions.

Related Party Transactions including Revenue Recognition

The Company has significant related party transactions involving revenue, loans payable, services contributed, and amounts paid by multiple related parties. The Company’s revenue is based upon royalty agreements with related parties that can be complex and vary based on the product. Auditing management’s identification of related parties and the related transactions including recognition of revenue can be complex and is based on a thorough understanding of the Company’s related party relationships, contracts, and business activities.

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

Macias, Gini, and O’Connell LLP

We have served as the Company’s auditor since 2022

Irvine, California

April 17, 2023

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

Current Assets:
Cash and cash equivalents	1,480,371	338,863
Accounts receivable, net, $2,107,015 and $174,059 from related party, respectively	2,555,525	174,059
Prepaid expenses and other assets	902,090	733,020
Inventory	3,033,653	-
Total Current Assets	7,971,639	1,245,942

Property and equipment, net	25,873	-
Operating lease right-of-use assets	61,353	-
Intangibles, net	198,403	20,000
Goodwill	32,836,563	-
Note receivable, $95,640 and $95,640 from related party, respectively	95,640	95,640

Total Assets	41,189,471	1,361,582

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,245,573	592,665
Other payables and accrued liabilities	1,135,803	800,775
Accrued interest, $6,960 and $202,023 from related party, respectively	6,960	202,023
Stock payable	-	654,166
Treasury stock payable, current	131,400	131,400
Loans and advances payable, related party	-	376,382
Notes payable, $3,047,533 and - from related party, respectively	3,109,535	53,822
Lease liability	61,605	-
Total Current Liabilities	7,690,876	2,811,233

Treasury stock payable, net of current portion	65,700	197,100
Loans payable, net of current portion, $572,500 and $1,100,000 from related party, respectively	572,500	1,100,000
Total Liabilities	8,329,076	4,108,333

Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 291,433,430 and 159,140,665 shares issued and outstanding, at December 31, 2022 and December 31, 2021, respectively	291,433	159,141
Additional paid in capital	43,332,886	15,950,403
Treasury stock at cost	(394,200)	(394,200)
Equity consideration payable	7,114,513	-
Accumulated deficit	(17,578,219)	(18,388,186)
Total Starco Brands’ Stockholders’ Equity (Deficit)	32,766,413	(2,672,842)

Non-controlling interest	93,982	(73,909)
Total Stockholders’ Equity (Deficit)	32,860,395	(2,746,751)

Total Liabilities and Stockholders’ Equity (Deficit)	41,189,471	1,361,582

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2022	December 31, 2021

Revenue, $6,786,051 and $673,329 from related parties, respectively, net	$7,812,728	$673,329

Cost of goods sold	776,127	-

Gross profit	$7,036,601	$673,329

Operating Expenses:
Compensation expense	$1,175,267	$285,837
Professional fees	1,822,927	460,363
Marketing, General and administrative	2,756,808	1,159,520
Marketing, related party	131,614	1,058,210
Total Operating Expenses	5,886,616	2,963,930

Income (Loss) from operations	1,149,985	(2,290,601)

Other Expense:
Interest expense	68,721	30,973
Other expense	103,406	3,500
Total Other Expense	172,127	34,473

Income (Loss) before provisions for income taxes	$977,858	$(2,325,074)
Provision for income taxes	-	-

Net income (loss)	$977,858	$(2,325,074)
Net income (loss) attributable to non-controlling interest	$167,891	$(73,909)

Net Income (Loss) attributable to Starco Brands	$809,967	$(2,251,165)

Income (Loss) per share, basic	$0.00	$(0.01)
Income (Loss) per share, diluted	$0.00	$(0.01)

Weighted Average Shares Outstanding - Basic	178,679,069	159,140,665
Weighted Average Shares Outstanding - Diluted	192,927,018	159,140,665

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Equity Consideration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Payable	(Deficit)
Balance at December 31, 2020	-	$-	159,140,665	$159,141	$15,723,705	$-	$(16,137,021)	$-	$-	$(254,175)

Estimated fair value of contributed services	-	-	-	-	214,243	-	-	-	-	214,243

Estimated fair value of warrants issued	-	-	-	-	12,455	-	-	-	-	12,455

Treasury stock	-	-	-	-	-	(394,200)	-	-	-	(394,200)

Net loss	-	-	-	-	-	-	(2,251,165)	(73,909)	-	(2,325,074)

Balance at December 31, 2021	-	$-	159,140,665	$159,141	$15,950,403	$(394,200)	$(18,388,186)	$(73,909)	$-	$(2,746,751)

Estimated fair value of contributed services	-	-	1,611,960	1,611	736,179	-	-	-	-	737,790

Estimated fair value of warrants issued	-	-	-	-	582,360	-	-	-	-	582,360

Issuance of shares for cash	-	-	151,250	151	150,343	-	-	-	-	150,494

Recognition of deferred offering costs	-	-	-	-	(135,434)	-	-	-	-	(135,434)

Issuance of shares related to stock payable	-	-	728,570	729	600,000	-	-	-	-	600,729

Issuance of shares related to AOS acquisition	-	-	61,339,223	61,339	11,635,800	-	-	-	-	11,697,138

Equity payble related to AOS acquisition	-	-	-	-	-	-	-	-	946,149	946,149

Issuance of shares related to Skylar acquisition	-	-	68,461,762	68,462	13,663,235	-	-	-	-	13,731,697

Equity payble related to Skylar acquisition	-	-	-	-	-	-	-	-	6,168,364	6,168,364

Investment in Company	-	-	-	-	150,000	-	-	-	-	150,000

Net income	-	-	-	-	-	-	809,967	167,891		977,858

Balance at December 31, 2022	-	$-	291,433,430	$291,433	$43,332,886	$(394,200)	$(17,578,219)	$93,982	$7,114,513	$32,860,395

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2022	December 31, 2021
Cash Flows From Provided by Operating Activities:
Net income (loss)	$977,858	$(2,325,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of asset	-	3,500
Common stock payable for services	183,669	54,166
Contributed services	554,123	214,243
Stock based compensation	529,400	12,455
Depreciation	16,692	-
Amortization of intangible assets	600	-
Amortization of debt discount	493	-
Changes in operating assets and liabilities:
Accounts receivable, related party	(1,932,956)	(128,543)
Accounts receivable	87,016	-
Prepaid expenses and other assets	700,061	(713,103)
Inventory	131,082	-
Operating lease right of use asset	24,149	-
Accounts payable	98,661	385,000
Other payables and accrued liabilities, related party	(195,063)	122,571
Other payables and accrued liabilities	(772,074)	537,545
Operating lease liability	(25,934)	-

Net Cash Used In Operating Activities	377,777	(1,837,240)

Cash Flows From Investing Activities:
Cash Paid in Acquisition of Business, net of cash paid	(1,459,661)	-
Purchases of intangibles	-	(20,000)
Notes receivable, related party	-	(95,640)

Net Cash Provided by (Used) In Investing Activities	(1,459,661)	(115,640)

Cash Flows From Financing Activities:
Advances / loans from related parties	2,472,500	1,447,272
(Repayment of advances)/borrowings from related parties	(276,382)	(516,973)
Proceeds from notes payable	92,334	80,291
Payments on notes payable	(84,154)	(26,469)
Proceeds from issuance of common stock	150,494	600,000
Repurchase of common stock	(131,400)	(65,700)

Net Cash Provided By Financing Activities	2,223,392	1,518,421

Net Increase (Decrease) In Cash	1,141,508	(434,459)

Cash - Beginning of Period	338,863	773,322

Cash - End of Period	$1,480,371	$338,863

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$70,766	$33,380
Income taxes	$-	$-

Noncash operating and financing activities:
Treasury stock payable	$-	$328,500
Non-cash issuance of stock payable	$600,729	$-
Reclass of offering costs to additional paid-in capital	$135,434	$-
Reclass of investment in Company to additional paid-in capital	$150,000	$-
Estimated fair value of shares issued in acquisitions	$25,428,836	$-
Estimated fair value of shares payable to be issued from acquisitions	$7,114,513	$-
Debt discount on notes payable issued with warrants	$52,960	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (STCB) was incorporated in the State of Nevada on January 26, 2010, under the name Insynergy, Inc. On September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of STCB’s name was in the best interests of the Company due to changes in its current and anticipated business operations. In July 2017, STCB entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

During the third quarter of 2021, STCB formed two subsidiaries, Whipshots, LLC, a Wyoming limited liability company (“Whipshots LLC”) and Whipshots, LLC, a Delaware limited liability company that was subsequently renamed Whipshots Holdings, LLC (“Whipshots Holdings”). Whipshots LLC was a wholly-owned subsidiary of STCB at formation which was subsequently contributed to Whipshots Holdings. Whipshots Holdings is a majority-owned subsidiary of STCB in which STCB owns 96% of the vested voting interests. There are unvested interests not owned by the Company for an additional 3% of the equity which has been issued subject to vesting requirements.

On September 12, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub Inc. (“Merger Sub”), completed its acquisition (the “AOS Acquisition”) of The AOS Group Inc., a Delaware corporation (“AOS”). The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a wholly-owned subsidiary of STCB.

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II. Inc. (“First Merger Sub”), completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc. (“Skylar”). The Skylar Acquisition consisted of First Merger Sub margining with and into Skylar (“First Merger”) with Skylar being the surviving corporation, and immediately following the First Merger, and as part of the same overall transaction as the First Merger, Skylar merged with and into Second Merger Sub (the “Second Merger”) with the Second Merger being the surviving corporation. Skylar is a wholly-owned subsidiary of STCB.

The accompanying condensed consolidated financial statements are of STCB and its subsidiaries AOS, Skylar, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC (collectively, the “Company”).

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $17.6 million at December 31, 2022 including the impact of its net income of approximately $1.0 million for the year ended December 31, 2022. Net cash used in operating activities was $0.4 million for the year ended December 31, 2022. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. On December 29, 2022, the Company issued Ross Sklar, CEO, a related party, a $2,000,000 note payable due August 1, 2023 (see Note 7), whereby the entirety of the note was used as consideration to consumate the Skylar Acquisition. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements of Starco Brands, Inc. include the accounts of STCB, our wholly owned subsidiary AOS, our wholly owned subsidiary Skylar, and our 96% owned subsidiary and its wholly owned subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with ASC 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the consolidated financial statements.

Our consolidated subsidiaries at December 31, 2022 include: AOS, Skylar, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and equity-based transactions at the date of the financial statements and the revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. Significant estimates include the timing for revenue recognition, testing goodwill for impairment, recoverability of long-lived assets, income taxes, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2022 or 2021.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly and was zero as of December 31, 2022 and 2021.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash, accounts receivable, accounts payable, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2022 and 2021.

Property and Equipment

Property and equipment is recorded at cost. All Property and equipment with a cost of $2,000 or greater are capitalized. Depreciation is computed using straight-line over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

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

AOS, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise.

Skylar, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of fragrances. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the licensee transferring goods or services to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company’s licensee must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s licensee’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the year ended December 31, 2021.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Year Ended December 31,
	2022	2021

Stock Payable	-	1,378,570
Warrants	-	2,550,000
Acquisition Stock Consideration Payable	-	-
Total	-	3,928,570

Intangible Assets

Definite-lived intangible assets consist of certain domain names. Definite-lived intangible assets are amortized utilizing the straight-line method over the assets’ estimated useful lives, which approximate 10 years.

Indefinite-lived intangible assets consist of certain trademarks and formula lists. These intangible assets are not amortized but are tested for impairment annually or whenever impairment indicators exist.

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During fiscal 2022, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual obligations as of December 31, 2022 approximate $1,120,000 and $1,670,000  for the years ending December 31, 2023 and 2024, respectively.

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

AOS, the Company’s wholly owned subsidiary leases its corporate office (“AOS Lease”). The AOS Lease is classified as an operating lease and has a term of 2 years, for approximately 1,372 square feet of office space located in West Hollywood, California. The lease expires in September 2023 and has a monthly base rental of $7,564 which increases 4% each year. The remaining weighted average term is 0.75 years. In March 2022, the Company entered into a sublease, whereby, the sublessor will take over the entire AOS Lease office space and the lease payment until the completion of the original AOS Lease term.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 11 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products and fragrances. Inventory is measured using the first-in, first-out method and stated at average cost as of December 31, 2022. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the years ended December 31, 2022 and 2021.

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker (“CODM”) and views the Company’s operations and manages its business in two reportable operating segments: (i) Starco Brands, which includes AOS, and (ii) Skylar. The CODM assesses performance of operating segments and determines the allocation of resources based primarily on gross profit as a whole.

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

NOTE 4 – BUSINESS SEGMENTS

The Company has the following reportable segments:

Starco Brands. The Starco Brands segments generates revenue through the development and sales of consumer good products. The Starco Brands segment includes STCB, AOS, Whipshots Holdings and Whipshots LLC.

Skylar. The Skylar segment generates revenue through the sale of fragrances.

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Year Ended December 31, 2022
	Starco Brands	Skylar	Total
Total revenues	$7,789,716	$23,012	$7,812,728
Total cost of revenues	770,123	6,004	776,127
Gross profit	$7,019,593	$17,008	$7,036,601

	Year Ended December 31, 2021
	Starco Brands	Skylar	Total
Total revenues	$673,329	$-	$673,329
Total cost of revenues	-	-	-
Gross profit	$673,329	$-	$673,329

Depreciation expense allocated to the Starco Brands and Skylar segments was $16,622 and $71, respectively, for the year ended December 31, 2022. There was no depreciation expense in the year ended December 31, 2021 for either segment.

NOTE 5 – ACQUISITIONS

AOS Acquisition

On September 12, 2022, STCB, through its wholly-owned subsidiary Merger Sub, completed the AOS Acquisition. The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a maker of premium body and skincare products engineered to power and protect athletes. Starco acquired AOS as STCB is always looking for technologies and brands that have the ability to scale and change behavior. In the world of sport, there are currently no brands that have successfully penetrated multiple categories of consumer products. AOS has historically been a personal care brand – offering products such as body wash, shampoo, deodorant and face wash. Starco Brands, through its relationship with TSG, has access to intellectual property that will allow AOS vertically integrate manufacturing and expand into multiple consumer product categories – OTC, sun care, air care, beverage, etc. The AOS Acquisition was completed through an all-stock deal, where the Company’s shares were issued at $0.19 per share, which amount is equal to the fair value of the stock on the acquisition date. As consideration for the Merger, the Company reserved an aggregate of 61,400,000 restricted shares of Company common stock to issue to the AOS Stockholders (such stockholders as of immediately prior to the closing of the Merger, the “AOS Stockholders”), 5,000,000 restricted shares of Company common stock may be issued to the AOS Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the AOS Stockholders. An additional 5,000,000 restricted shares of Company common stock may be issued to the AOS Stockholders contingent upon AOS meeting certain future sales metrics. Further, in the event that the AOS Stockholders have any indemnity claims against the Company or Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Company common stock, which shall not exceed, in the aggregate, 5,000,000 additional shares of Company common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any AOS Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), will receive cash in lieu of shares of Company common stock at a value equal to $0.0982 per share.

The 5,000,000 additional restricted shares of Company common stock to be issued after an 18-month indemnification period are deemed to be part of the consideration paid for the acquisition. The 5,000,000 earnout shares of Company common stock to be issued are not deemed to be part of the consideration paid for the acquisition as management determined it not probably that any of the earnout shares would be issued as certain future sales metrics will not be met. The 5,000,000 additional shares of Company common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

As of December 31, 2022, the Company paid $1,821 in cash to non-accredited investors. Additionally, the Company has held back $6,137 in cash, the equivalent of 62,499 shares to be paid to non-accredited investors.

The AOS Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[2]	$12,608,560

Assets acquired:
Cash and cash equivalents	200,661
Accounts receivable	153,764
Prepaid and other assets	167,565
Inventory	656,447
PP&E, net	16,622
Intangibles	17,309
Right of use asset	85,502
Total assets acquired	1,297,871

Liabilities assumed:
Accrued liabilities	562,919
Accounts payable	128,724
Right of use liability	87,539
Total liabilities assumed	779,182

Net assets acquired	518,698

Goodwill	$12,089,871

[2]	Consideration consists of the following: $1,821 cash paid to sellers at the acquisition date, $11,654,452 of shares transferred to sellers at the acquisition date, $4,147 of cash to be paid to sellers, $1,990 of cash holdback to be paid to sellers at the end of the holdback period and $946,149 of equity holdback to be paid to sellers at the end of the holdback period.

The preliminary purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The Company will utilize recognized valuation techniques as part of its final valuation of the AOS Acquisition, which is expected to be complete in Q2 2023. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

Subsequent to the AOS Acquisition, during the period September 13, 2022 through December 31, 2022, AOS earned $1,003,666 in revenue and incurred a net loss of $612,529.

The Company incurred approximately $1,770,000 in transaction costs related to the AOS Acquisition, primarily coming from legal, banking, accounting and other professional service fees.

It is the Company’s intention to file a Section 338(h)(10) tax election in regards to the AOS Acquisition which allows for a step up in the tax basis of the assets acquired.

Skylar Acquisition

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II. Inc. (“First Merger Sub”), completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc. (“Skylar”). The Skylar Acquisition consisted of First Merger Sub margining with and into Skylar (“First Merger”) with Skylar being the surviving corporation, and immediately following the First Merger, and as part of the same overall transaction as the First Merger, Skylar merged with and into Second Merger Sub (the “Second Merger”) with the Second Merger being the surviving corporation. Skylar is a maker of fragrances that are hypoallergenic and safe for sensitive skin. Starco acquired AOS as STCB is always looking for technologies and brands that have the ability to scale and change behavior. In the world of fragrances, there are no other brands that have successfully built a clean, beautiful, premium incredibly well-scented and recyclable fragrance brands for consumers. Starco Brands, through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Skylar to vertically integrate manufacturing and expand, positioning Skylar to be the future of fragrance. The Skylar Acquisition was completed through a cash and stock deal, where the Company paid $2,00,000 in cash to settle debt and the Company’s shares were issued at $0.20 per share, which amount is equal to the fair value of the stock on the acquisition date. As consideration for the Skylar Acquisition, the Company reserved an aggregate of 68,622,219 restricted shares of Company common stock to issue to the Skylar Stockholders (such stockholders as of immediately prior to the closing of the Second Merger, the “Skylar Stockholders”), 11,573,660 restricted shares of Company common stock may be issued to the Skylar Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the Skylar Stockholders. An additional 19,268,162 restricted shares of Company common stock may be issued to the Skylar Stockholders contingent upon Skylar meeting certain future sales metrics. Further, in the event that the Skylar Stockholders have any indemnity claims against the Company or Second Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Company common stock, which shall not exceed, in the aggregate, 11,573,660 additional shares of Company common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any Skylar Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), will receive cash in lieu of shares of Company common stock at a value equal to $0.17 per share.

The 11,573,660 additional restricted shares of Company common stock to be issued after an 18-month indemnification period and the 19,268,162 earnout shares of Company common stock to be issued if certain future sales metrics are met, are deemed to be part of the consideration paid for the acquisition. The 11,573,660 additional shares of Company common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

As of December 31, 2022, the Company paid $27,273 in cash to non-accredited investors.

The Skylar Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[3]	$21,900,062

Assets acquired:
Cash and cash equivalents	339,679
Accounts receivable	381,762
Prepaid and other assets	701,566
Inventory	2,508,287
PP&E, net	25,942
Intangibles	161,693
Total assets acquired	4,118,929

Liabilities assumed:
Accrued liabilities	540,036
Accounts payable	2,425,524
Total liabilities assumed	2,965,560

Net assets acquired	1,153,369

Goodwill	$20,746,692

The preliminary purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The Company will utilize recognized valuation techniques as part of its final valuation of the AOS Acquisition, which is expected to be complete in Q2 2023. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

Subsequent to the Skylar Acquisition, during the period December 29, 2022 through December 31, 2022, Skylar earned $23,012 in revenue and incurred a net loss of approximately $17,386.

The Company incurred approximately $1,770,000 in transaction costs related to the Skylar Acquisition, primarily coming from legal, banking, accounting and other professional service fees.

It is the Company’s intention to file a Section 338(h)(10) tax election in regards to the Skylar Acquisition which allows for a step up in the tax basis of the assets acquired.

The following unaudited proforma condensed consolidated results of operations have been prepared, as if the Acquisition had occurred as of January 1, 2022 and 2021, for the years ended December 31, 2022 and 2021, respectively:

PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2022

(Unaudited)

	For the Year Ended December 31, 2022
	Starco Brands Inc.	The AOS Group Inc.	Skylar Body, Inc.	Proforma Starco Brands Inc.

Revenue	$6,786,051	$4,616,836	$10,433,927	$21,836,813

Net Income (Loss)	$1,036,346	$(4,101,867)	$(4,832,595)	$(7,326,688)
Net income attributable to non-controlling interest	$167,891	$-	$-	$167,891

Net Income (Loss) attributable to Starco Brands	$1,439,883	$(4,101,867)	$(4,832,595)	$(7,494,580)

	For the Year Ended December 31, 2021
	Starco Brands Inc.	The AOS Group Inc.	Skylar Body, Inc.	Proforma Starco Brands Inc.

Revenue	$673,329	$10,101,584	$8,835,330	$19,610,243

Net Loss	$(2,325,074)	$(3,984,781)	$(4,949,599)	$(11,259,454)
Net (income) attributable to non-controlling interest	$(73,909)	$-	$-	$(73,909)

Net Income (Loss) attributable to Starco Brands	$(2,251,165)	$(3,984,781)	$(4,949,599)	$(11,185,545)

A pro forma balance sheet was excluded from this disclosure as the transactions are already reflected in the December 31, 2022 condensed consolidated balance sheets, given there were minimal adjustments to the September 12, 2022 AOS closing balance sheet and the December 29, 2022 Skylar closing balance sheet.

3 Consideration consists of the following: $2,039,345 cash paid to sellers at the acquisition date, $13,120,924 of shares transferred to sellers at the acquisition date, $571,428 of shares transferred to pay sellers expenses, $2,314,732 of equity holdback to be paid to sellers at the end of the holdback period and $3,853,632 of contingent shares payable.

NOTE 6 – NOTES PAYABLE

In September 2021, the Company received a financing loan for its Directors and Officers Insurance (“D&O Loan #1”). The loan bears interest at 4.4% and required monthly payments through June 2022. In 2022, the Company paid off the $53,822 principal balance as of December 31, 2021 prior to the maturity date in June 2022.

In September 2022, the Company received a second financing loan for its Directors and Officers Insurance (“D&O Loan #2”, collectively with D&O Loan #1 the “D&O Loans”). The loan bears interest at 5.82% and requires monthly payments through June, 2023. The outstanding balance of the loan is $62,002 as of December 31, 2022.

For the years ended December 31, 2022 and 2021 the D&O Loans incurred approximately $2,327 and $2,000, respectively, of interest expense.

See Note 7 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

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

On September 14, 2021, the Whipshots LLC entered into a License Agreement (“Whipshots License Agreement”) with Washpoppin Inc., (“Licensor”) a New York corporation. Pursuant to the License Agreement, Licensor shall license to the Company certain Licensed Property (as defined in the Whipshots License Agreement) of the recording artist professionally known as “Cardi B” (the “Artist”). As part of the Whipshots License Agreement, in exchange for royalty rates based on Net Sales (as defined in the License Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Whipshots License Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company, through Whipshots LLC has committed to a minimum royalty payment under the Whipshots License Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. During years ended December 31, 2022 and 2021 the Company incurred expenses related to this agreement of approximately $483,890 and $42,300, respectively, and had a prepaid royalty balance of $0 as of December 31, 2022.

Following the 18-month hold back period from the date of the AOS Acquisition, the Company will issue AOS Stockholders an aggregate 4,979,731 shares and $1,990 in cash that is currently being held back.

Following the 18-month hold back period from the date of the Skylar Acquisition, the Company will issue Skylar Stockholders an aggregate 11,573,660 shares that is currently being held back. Additionally, and contingent upon Skylar meeting certain future sales metrics over the earn out period, the Company will issue an additional 19,268,162 shares of its common stock to Skylar Stockholders. As of December 31, 2022, the Company expects to pay the Skylar Stockholders the contingent 19,268,162 shares of its common stock for meeting certain sales metrics. The value of the holdback shares and contingent shares is approximately is $2,314,732 and $3,853,632, respectively.

Accrued Liability

On July 9, 2014, the Board of Directors approved an investment arrangement with an individual. Per the terms of the agreement, the investor transferred $150,000 to the Company to be used for the development of a specific product. The product for which the investment was intended was never produced and this agreement is being renegotiated. The $150,000 investment was never returned by the Company and the amount has historically been included in other payables and accruals on the balance sheet. In the year ended December 31, 2022, the Company reclassified the $150,000 investment from other payables and accruals to additional paid in capital on the balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the years ended December 31, 2022 and 2021 STCB paid an aggregate of $131,400 and $65,700, respectively, to Mr. Lang and Mr. Goldrod. As of December 31, 2022, the Company had settled all share transfers due under these agreements.

As of December 31, 2022, the Company owed TSG $0 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. In addition, STCB owes TSG and its subsidiaries an additional $0 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by STCB’s CEO, Ross Sklar. Total expenses paid by TSG on behalf of STCB approximated $9,425 for the year ended Dec 31, 2022.

Ross Sklar, CEO Notes

On January 24, 2020, STCB executed a promissory note (“January 24, 2020 Note”), for $100,000 with Ross Sklar, Chief Executive Officer (“CEO”) of STCB. The January 24, 2020 Note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. On July 19, 2022, the Company and Ross Sklar, agreed to amend and restate the January 24, 2020 Note. Mr. Sklar agreed to extend the term of the January 24, 2020 Note through the entry into a First Amended and Restated Promissory Note (the “Amended Note”) in exchange for the Company paying the accrued and unpaid interest on the January 24, 2020 Note, including during the period following maturity date of the January 24, 2020 Note, which was from January 24, 2022 to July 19, 2022. In exchange for extending the term, Mr. Sklar waived the default interest rate of ten percent (10%) and agreed to interest accrual at the standard four percent (4%) rate during the period following maturity. The Amended Note carries a guaranteed 4% interest rate, matures on July 19, 2024, and has a 10% interest rate on a default of repayment at maturity. The Company, at its option, may prepay the Amended Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note will accelerate in full upon an Event of Default (as defined in the Amended Note).

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

On December 29, 2022, STCB executed a sixth promissory note (“December 29, 2022 Note”), for $2,000,000 with Ross Sklar. The December 29, 2022 Note bears interest at a floating rate comprised of the Wall Street Journal Prime Rate plus 4% (for a current floating interest rate of 11.5% per annum), has a default interest rate equal to the then current interest rate plus 5%, compounds monthly, is secured, and matures seven months from the original date of issuance. The Company, at its option, may prepay the December 29, 2022 Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the December 29, 2022 Note will accelerate in full upon an Event of Default (as defined in the December 29, 2022 Note). In connection with the December 29, 2022 Note, as a funding fee, the Company issued Mr. Sklar 285,714 warrants to purchase common stock at an exercise price of $0.01 per share.

As of December 31, 2022 and 2021, the outstanding principal due to Mr. Sklar was $3,672,500 and $1,200,000, respectively. As of December 31, 2022 and 2021 there was $6,960 and $8,626 of accrued interest due on these notes, respectively.

For the years ended December 31, 2022 and 2021 the notes to Mr. Sklar incurred interest expense of approximately $65,982 and $7,120, respectively.

Other Related Party Transactions

During the years ended December 31, 2022 and 2021, the Company incurred $131,614 and $1,033,210, respectively, of marketing expense from The Woo. David Dreyer, STCB’s Chief Marketing Officer, was a Managing Director at The Woo until February 2022.

During the years ended December 31, 2022 and 2021, the Company recognized revenue from related parties of $6,786,051 and $673,329, respectively. There were $2,107,015 and $174,059 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of December 31, 2022 and 2021, respectively. All revenues earned in relation to these accounts receivable is from related parties. Ross Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance for its initial production of Whipshots, recorded as note receivable, related party in the Company’s consolidated balance sheets. The note carries no interest and is payable on demand. The balance of the note receivable was $95,640 as of December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Company received contributed services at a value of approximately $683,624, and $214,232, respectively. Such costs have been expensed and recorded as additional paid-in capital in the period the services were provided.

NOTE 9 – STOCK WARRANTS

On October 20, 2021, the Company entered into an agreement with a consultant for services to be performed. As consideration therefor, the Company granted the consultant stock warrants to purchase 250,000 shares of common stock. The warrants vest over a two-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On October 21, 2021, the Company entered into an agreement with a consultant for services to be performed. As consideration therefor, the Company granted the consultant stock warrants to purchase 300,000 shares of common stock. The warrants vest over a three-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

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

On November 1, 2022, the Company entered into an agreement with a consultant for services to be performed. As consideration therefor, the Company granted the consultant stock warrants to purchase 100,000 shares of common stock. The warrants vest over a one-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On November 3, 2022, the Company entered into an agreement with a consultant for services to be performed. As consideration therefor, the Company granted the consultant stock warrants to purchase 5,000,000 shares of common stock. The warrants vest over a three-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On December 29, 2022, the Company entered into an agreement with Ross Sklar, for 285,714 warrants to purchase shares of common stock be issued as a funding fee for the $2,000,000 secured promissory note (see Note 7). The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

					Risk-
	Number of				free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
10/20/2021	250,000	$1,00	$1,00	75.00%	0.77%	0.00%	1.0 years	$63,000
10/21/2021	300,000	$0.90	$0.90	75.00%	0.77%	0.00%	1.0 years	$93,917
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0 years	$4,088,769
11/01/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0 years	$8,116
11/03/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0 years	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0 years	$54,401

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	2,000,000	$1.05	$0.41	$-
Issued	550,000	$0.95	$2.30	$-
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding, December 31, 2021	2,550,000	$1.03	$0.82	$-
Issued	38,535,714	$0.19	$4.90	$45,714
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding, December 31, 2022	41,085,714	$0.24	$4.64	$45,714

Exercisable, December 31, 2022	4,233,630	$0.63	$3.04	$45,714

The Company granted stock warrants to purchase an aggregate of 38,535,714 and 550,000 shares of common stock during the year ended December 31, 2022 and 2021, respectively.

The weighted average grant date fair value of stock warrants granted and vested during the year ended December 31, 2022, was $3,585,981 and $291,170 respectively. The weighted average grant date fair value of stock warrants granted and vested during the year ended December 31, 2021, was $81,504 and $19,905 respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s common stock outstanding and exercisable as of December 31, 2022:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.05	2,000,000	0.41	$1.05	2,000,000
1.00	250,000	1.75	1.00	156,250
0.90	300,000	2.75	0.90	125,000
0.19	38,150,000	4.90	0.19	1,666,666
0.20	100,000	4.84	0.20	-
0.01	285,714	5.00	0.01	285,714
	41,085,714	4.64	$0.24	4,233,630

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $503,757 and $38,099 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $4,330,122 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value is zero for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $45,714 by the warrant holders had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Payable

At October 22, 2021, the Company recorded $600,000 of stock subscription payable related to common stock to be issued.

At December 31, 2021, STCB recorded $54,166 of stock payable for services provided and related to contributed services to be issued.

During the year ended December 31, 2022, the STCB issued a total of 728,570 shares related to stock payable of $654,166.

The following summarizes the activity of stock payable during the years ended December 31, 2022 and 2021:

	Amount	Shares
Ending balance - December 31, 2020	$-	-
Additions, net	654,166	782,570
Issuances, net	-	-
Ending balance - December 31, 2021	$654,166	782,570
Additions, net	-	-
Issuances, net	(654,166)	(782,570)
Ending balance - December 31, 2022	$-	-

NOTE 11 – LEASES

The following table presents net lease cost and other supplemental lease information:

Year Ended
December 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$31,391
Short term lease cost	-
Sublease income	(31,391)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$31,391
Operating lease – operating cash flows (liability reduction)	$25,935
Current leases – right of use assets	$61,353
Current liabilities – operating lease liabilities	$61,605
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$
Weighted-average remaining lease term (in years)	0.75
Weighted-average discount rate	2.1%

The Company did not have any leases for the year ended December 31, 2021.

The Company obtained right-of-use assets of $85,502 in exchange for operating lease liabilities in the year ended December 31, 2022.

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2022:

Fiscal Year	Operating Leases
2023	66,864
Total future minimum lease payments	66,864
Amount representing interest	9,184
Present value of net future minimum lease payments	$57,680

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

December 31, 2022
Computer equipment	$25,913
Tools and equipment	16,434
Furniture and equipment	217
Property and equipment, gross	42,564
Less: Accumulated depreciation	(16,691)
Property and equipment, net	$25,873

The Company did not have property and equipment as of December 31, 2021.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Formulas	$135,000	$-	$135,000
Domain names	44,002	599	43,403
Trademark	20,000	-	20,000
Intangible Assets	$199,002	$599	$198,403

	December 31, 2021
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trademark	$20,000	$-	$20,000
Intangible Assets	$-	$-	$20,000

As of December 31, 2022, future expected amortization expense of Intangible assets was as follows:

Fiscal Period:
2023	$6,717
2024	6,717
2025	6,717
2026	6,717
2027	6,717
Thereafter	9,818
Total amortization remaining	$43,403

The changes in the carrying amounts of goodwill during the year ended December 31, 2022 were as follows.

Balance at December 31, 2021	$-
Acquisition of AOS	12,089,871
Acquisition of Skylar	20,746,692
Measurement period adjustments	-
Balance at December 31, 2022	$32,836,563

As of December 31, 2022, $12,089,871 of goodwill recognized is allocated to the STCB segment and $20,746,692 of goodwill recognized is allocated to the Skylar segment.

NOTE 14 – INVENTORY

Inventory by major class are as follows:

	December 31, 2022	December 31, 2021
Raw materials	1,294,865	-
Finished goods	1,738,789	-
Total inventory	$3,033,653	$-

NOTE 15 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax calculations assume a U.S. federal income tax rate of 21% and a California tax rate of 8.84%.

Net deferred tax assets consist of the following components as of December 31:

	2022	2021
Deferred Tax Assets:
Net operating losses	$1,198,000	$1,778,504
Stock based compensation	148,000	-
Related party accrual	2,000	56,533
Research and development costs	7,000	-
Total deferred tax assets:	1,355,000	1,835,037
Less valuation allowance	(1,355,000)	(1,835,037)
Net deferred tax assets	$-	$-

The income tax provision for the years ended December 31 are comprised of:

	2022	2021
Current federal	$-	$-
Current state	-	-
Deferred federal	-	-
Deferred state	-	-
Provision for income tax	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and effective state income tax rates to pretax income from operations for the years ended December 31, due to the following:

	2022	2020
Book income (loss)	$273,640	$(629,957)
Other nondeductible expenses	206,397	59,953
Valuation allowance	(480,037)	570,004
Provision for income tax	$-	$-

At December 31, 2022, the Company had federal net operating loss carry forwards of approximately $4,280,000 including approximately $1,637,000 from periods prior to 2017 that may be offset against future taxable income through 2036. The Company’s federal net operating losses from 2017 and later carry an indefinite life. At December 31, 2022, the Company had state net operating loss carry forwards of approximately $4,260,000 that may be offset against future taxable income through 2042. No tax expense has been reported in the December 31, 2022 consolidated financial statements since the tax expense is offset by a valuation allowance adjustment of the same amount. No tax benefit has been reported in the December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance adjustment of the same amount. The Company's valuation allowance increased by $480,037 and $446,137 for the years ended December 31, 2022 and 2021, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2018.

The Company also acquired approximately $15 million and $14 million in net operating loss carryforwards as a result of its 2022 acquisitions of AOS and Skylar, respectively. The Company believes the future benefit of these net operating losses are limited due to the change of ownership provisions.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that the following subsequent events exist:

Corporate

On January 3, 2023, the board of directors of the Company approved the Amended and Restated Articles of Incorporation of Starco Brands, Inc. (the “Amended and Restated Articles). On January 6, 2023, the stockholders of the Company representing 53.47% of the Company’s outstanding common stock adopted the Amended and Restated Articles. On February 9, 2023, the Company filed the Amended and Restated Articles, which, among other things, (i) increased the authorized shares of common stock, par value $0.001 per share, from 300,000,000 shares (the “Old Common Stock”) to 2,000,000,000 shares, (ii) established two classes of Common Stock, consisting of (y) 1,700,000,000 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), and (z) 300,000,000 shares of Class B common stock, par value $0.001 per share and (iii) reclassified all issued, outstanding or authorized Old Common Stock of the Company into Class A common stock on a one-for-one basis. As a result, following the filing of the Amended and Restated Articles with the Nevada Secretary of State, the Company’s prior “common stock” was renamed Class A common stock on its trading symbol.

Acquisitions

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I, Inc. (“Merger Sub”), completed its acquisition (the “Soylent Acquisition”) of Soylent Nutrition, Inc., a Delaware corporation (“Soylent”). The Soylent Acquisition consisted of Merger Sub merging with and into Soylent, with Soylent being the surviving corporation. Soylent is a wholly-owned subsidiary of STCB. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients. Pursuant to the Soylent Acquisition, STCB has, or will, issue (a) an aggregate of up to 165,336,430 restricted shares of Class A common stock, (b) up to 18,571,429 additional restricted shares of Class A common stock based on final determination of calculations of Soylent’s working capital, cash at closing, indebtedness at closing and certain unpaid transaction expenses in excess of the amount reimbursed by Starco, and (c) an adjustment to the shares of Class A common stock received by the Company Holders (as defined in the agreement) in the event that the trading price for STCB’s Class A common stock price per share on the first anniversary of the closing date (the “Adjustment Date”) is below $0.35 per share of Class A common stock. If, on the Adjustment Date, STCB’s shares are trading below $0.35 per share of Class A common stock, Starco shall issue additional shares of Class A common stock based on the Closing Merger Consideration (as defined in the agreement) after adjustments divided by the trading price (which must be below $0.35 per share for any additional shares to be issued) minus the total share issuance after adjustments.

Warrant Issuances

On March 3, 2023, the Company entered into an agreement with Ross Sklar, for 114,286 warrants to purchase shares of Class A common stock, which was issued as a funding fee on an $800,000 secured promissory note.

	Number of				Risk- free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
03/03/2023	114,286	$0.01	$0.01	137.62%	4.26%	0.00%	1.0 years	$18,710

