Form 10-Q
period 2023-03-31
Starco Brands, Inc.
filed 2023-05-23
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 22, 2023, there were 469,468,966 shares of the registrant’s Class A common stock and 0 shares of the issuer’s Class B common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock” and a new class of common stock was created which was referred to as “Class B common stock.” Throughout this report, any reference to common stock prior to February 9, 2023, shall represents the same number of Class A common stock following February 9, 2023.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,097,237	1,480,371
Accounts receivable, net, $2,106,906 and $2,107,015 from related party, respectively	8,590,862	2,555,525
Prepaid expenses and other assets	1,240,634	902,090
Inventory	18,194,262	3,033,653
Total Current Assets	29,122,995	7,971,639

Property and equipment, net	30,722	25,873
Operating lease right-of-use assets	42,026	61,353
Intangibles, net	9,001,542	198,403
Goodwill	82,451,496	32,836,563
Note receivable, related party	95,640	95,640

Total Assets	120,744,421	41,189,471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	11,625,064	3,245,573
Other payables and accrued liabilities	1,739,181	1,135,803
Accrued interest, related party	32,439	6,960
Stock payable	38,322,515	-
Treasury stock payable, current	131,400	131,400
Notes payable, $4,572,500 and $3,047,533 from related party, respectively	4,476,992	3,109,535
Line of Credit	3,668,500	-
Lease liability	40,938	61,605
Total Current Liabilities	60,037,029	7,690,876

Treasury stock payable, net of current portion	32,850	65,700
Loans payable, net of current portion, related party	-	572,500
Total Liabilities	60,069,879	8,329,076

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 469,468,966 and 291,433,430 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	469,469	291,433
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	70,328,793	43,332,886
Treasury stock at cost	(394,200)	(394,200)
Equity consideration payable	9,417,847	7,114,513
Accumulated deficit	(19,299,765)	(17,578,219)
Total Starco Brands’ Stockholders’ Equity (Deficit)	60,522,144	32,766,413

Non-controlling interest	152,398	93,982
Total Stockholders’ Equity (Deficit)	60,674,542	32,860,395

Total Liabilities and Stockholders’ Equity (Deficit)	120,744,421	41,189,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Revenue, $2,787,485 and $923,274 from related parties, respectively, net	$11,143,801	$923,274

Cost of goods sold	5,087,750	-

Gross profit	$6,056,051	$923,274

Operating Expenses:
Compensation expense	$1,425,617	$126,877
Professional fees	1,399,302	58,506
Marketing, General and administrative	3,684,666	583,181
Marketing, related party	-	87,044
Fair value share adjustment loss	1,179,154	-
Total Operating Expenses	7,688,739	855,608

Income (Loss) from operations	(1,632,688)	67,666

Other Expense (Income):
Interest expense	97,313	14,855
Other (income)	(66,871)	-
Total Other Expense	30,442	14,855

Income (loss) before provisions for income taxes	$(1,663,130)	$52,811
Provision for income taxes	-	-

Net income (loss)	$(1,663,130)	$52,811
Net income (loss) attributable to non-controlling interest	$58,416	$(11,862)

Net income (loss) attributable to Starco Brands	$(1,721,546)	$40,949

Income (loss) per share, basic	$(0.00)	$0.00
Income (loss) per share, diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding - Basic	378,433,304	159,140,665
Weighted Average Shares Outstanding - Diluted	378,433,304	163,069,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Equity Consideration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Payable	(Deficit)
Balance at December 31, 2021	-	-	159,140,665	$159,141	-	$-	15,950,403	(394,200)	(18,388,186)	(73,909)	-	$(2,746,751)

Estimated fair value of contributed services and stock-based compensation	-	-	-	-	-	-	54,862	-	-	-	-	54,862

Estimated fair value of warrants issued	-	-	-	-	-	-	53,741	-	-	-	-	53,741

Net income	-	-	-	-	-	-	-	-	40,949	11,862	-	52,811

Balance at March 31, 2022	-	$-	159,140,665	$159,141	-	$-	$16,059,006	$(394,200)	$(18,347,237)	$(62,047)	$-	$(2,585,337)

Balance at December 31, 2022	-	-	291,433,430	291,433	-	-	43,332,886	(394,200)	(17,578,219)	93,982	7,114,513	32,860,395

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	81	-	-	480,718	-	-	-	-	480,799

Issuance of shares from Soylent acquisition	-	-	177,954,287	177,955	-	-	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-	-	-	-	-	-	2,785,714	2,785,714

Skylar purchase price acquistion adjustments	-	-	-	-	-	-	-	-	-	-	(482,380)	(482,380)

Net income	-	-	-	-	-	-	-	-	(1,721,546)	58,416	-	(1,663,130)

Balance at March 31, 2023	-	$-	469,468,966.00	$469,469	-	$-	$70,328,793	$(394,200)	$(19,299,765)	$152,398	$9,417,847	$60,674,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the Thre Months Ended
	March 31, 2023	March 31, 2022
Cash Flows From Provided by Operating Activities:
Net income (loss)	$(1,663,130)	$52,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock payable for services	81,249	81,249
Contributed services	24,049	54,862
Stock based compensation	375,501	53,741
Depreciation	3,719	-
Amortization of intangible assets	3,742	-
Amortization of debt discount	25,733	-
Loss on stock payable share adjustment	1,179,154	-
Changes in operating assets and liabilities:
Accounts receivable, related party	109	(386,313)
Accounts receivable	(418,176)	-
Prepaid expenses and other assets	515,963	130,427
Inventory	(2,005,702)	-
Operating lease right of use asset	19,327	-
Accounts payable	1,819,071	102,275
Other payables and accrued liabilities, related party	25,479	(127,676)
Other payables and accrued liabilities	(87,232)	(527,469)
Operating lease liability	(20,667)	-

Net Cash Used In Operating Activities	(121,811)	(566,093)

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	172,423	-
Purchases of intangibles	(38,620)	-
Notes receivable, related party	-	-

Net Cash Provided by (Used) In Investing Activities	133,803	-

Cash Flows From Financing Activities:
Advances / loans from related parties	800,000	472,500
Payments on notes payable	(1,162,276)	(26,762)
Repurchase of common stock	(32,850)	(32,850)

Net Cash (Used) Provided By Financing Activities	(395,126)	412,888

Net Increase (Decrease) In Cash	(383,134)	(153,205)

Cash - Beginning of Period	1,480,371	338,863

Cash - End of Period	$1,097,237	$185,658

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$74,523	$16,975
Income taxes	$-	$-

Noncash operating and financing activities:
Treasury stock payable	$-	$295,650
Estimated fair value of shares issued in acquisitions	$26,693,143	$-
Estimated fair value of shares payable to be issued for acquisitions	$39,446,695	$-
Debt discount on notes payable issued with warrants	$18,282	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II. Inc. (“First Merger Sub”), completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc. (“Skylar Inc.”). The Skylar Acquisition consisted of First Merger Sub merging with and into Skylar Inc. (“First Merger”) with Skylar being the surviving corporation, and immediately following the First Merger, and as part of the same overall transaction as the First Merger, Skylar Inc. merged with and into Second Merger Sub (the “Second Merger”) with the Second Merger Sub being the surviving entity Skylar Body, LLC (“Skylar”). Skylar is a wholly-owned subsidiary of STCB.

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I, Inc. (“Starco Merger Sub I”), completed its acquisition (the “Soylent Acquisition”) of Soylent Nutrition, Inc., a Delaware corporation (“Soylent”). The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is a wholly-owned subsidiary of STCB.

The accompanying condensed consolidated financial statements are of STCB and its subsidiaries AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC (collectively, the “Company”).

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $19.3 million at March 31, 2023 including the impact of its net loss of approximately $1.7 million for the three months ended March 31, 2023. Net cash used in operating activities was $0.1 million for the three months ended March 31, 2023. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. On March 3, 2023, the Company issued Ross Sklar, CEO, a related party, a $800,000 note payable due July 1, 2023 (see Note 7), whereby the entirety of the note was used as a loan payable to Soylent to pay down Soylent’s debt as part of the Soylent Acquisition. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements of Starco Brands, Inc. include the accounts of STCB, our wholly owned subsidiary AOS, our wholly owned subsidiary Skylar, our wholly owned subsidiary Soylent, and our 96% owned subsidiary and its wholly owned subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with ASC 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the consolidated financial statements.

Our consolidated subsidiaries at March 31, 2023 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2022. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 or December 31, 2022.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly and was zero as of March 31, 2023 and December 31, 2022.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash, accounts receivable, accounts payable, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2023 and December 31, 2022.

The following table summarized the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of March 31, 2023:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Soylent Share Price Adjustment	$38,322,515	$-	$-	$38,322,515
Total Liabilities	$38,322,515	$-	$-	$38,322,515

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

Skylar, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of fragrances. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon FBA, is recognized upon shipment of merchandise.

Soylent, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of nutritional drinks. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, is recognized upon shipment of merchandise.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three months ended March 31, 2023 and 2022.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended March 31,
	2023	2022

Stock Payable	-	-
Warrants	41,200,000	-
Acquisition Stock Consideration Payable	283,063,583	-
Total	324,263,583	-

Intangible Assets

Definite-lived intangible assets consist of certain domain names. Definite-lived intangible assets are amortized utilizing the straight-line method over the assets’ estimated useful lives, which approximate 10-16 years.

Indefinite-lived intangible assets consist of certain trademarks and formula lists. These intangible assets are not amortized but are tested for impairment annually or whenever impairment indicators exist.

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the three months ended March 31, 2023 and 2022, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual obligations as of March 31, 2023 are approximately $1,120,000 and $1,670,000 for the years ending December 31, 2023 and 2024, respectively.

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

AOS, the Company’s wholly owned subsidiary leases its corporate office (“AOS Lease”). The AOS Lease is classified as an operating lease and has a term of 2 years, for approximately 1,372 square feet of office space located in West Hollywood, California. The lease expires in September 2023 and has a monthly base rental of $7,564 which increases 4% each year. The remaining weighted average term is 0.5 years. In March 2022, AOS entered into a sublease, whereby, the sublessor will take over the entire AOS Lease office space and the lease payment until the completion of the original AOS Lease term.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 11 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of March 31, 2023. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the three months ended March 31, 2023 and 2022.

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker (“CODM”) and views the Company’s operations and manages its business in three reportable operating segments: (i) Starco Brands, which includes AOS, Whipshots Holdings and Whipshots LLC, (ii) Skylar, and (iii) Soylent. The CODM assesses performance of operating segments and determines the allocation of resources based primarily on gross profit as a whole.

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

Soylent. The Soylent segment generates revenue through the sale of nutritional products, mainly drinks.

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Three Months Ended March 31, 2023
	Starco Brands	Skylar	Soylent	Total
Total revenues	$3,513,316	$1,914,182	$5,716,303	$11,143,801
Total cost of revenues	586,343	488,464	4,012,943	5,087,750
Gross profit	$2,926,973	$1,425,718	$1,703,360	$6,056,051

	Three Months Ended March 31, 2022
	Starco Brands	Skylar[1]	Soylent[2]	Total
Total revenues	$923,274	$-	$-	$923,274
Total cost of revenues	-	-	-	-
Gross profit	$923,274	$-	$-	$923,274

Depreciation expense allocated to the Starco Brands, Skylar and Soylent segments was $0, 3,079 and $640, respectively, for the three months ended March 31, 2023. There was no depreciation expense in the three months ended March 31, 2022 for any of the segments.

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

The 5,000,000 additional restricted shares of Company common stock to be issued after an 18-month indemnification period are deemed to be part of the consideration paid for the acquisition. The 5,000,000 earnout shares of Company common stock to be issued are not deemed to be part of the consideration paid for the acquisition as management determined it not probable that any of the earnout shares would be issued as certain future sales metrics will not be met. The 5,000,000 additional shares of Company common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

As of March 31, 2023, the Company has paid $1,821 in cash to non-accredited investors. Additionally, the Company has held back $6,137 in cash, the equivalent of 62,499 shares to be paid to non-accredited investors.

1 The Company does not report results for Skylar for the three months ended March 31, 2022 as Skylar was not yet a subsidiary of the Company.

2 The Company does not report results for Soylent for the three months ended March 31, 2022 as Soylent was not yet a subsidiary of the Company.

The AOS Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$12,608,560

Assets acquired:
Cash and cash equivalents	200,661
Accounts receivable	153,764
Prepaid and other assets	167,565
Inventory	656,447
PP&E, net	16,622
Intangibles	17,309
Right of use asset	85,502
Total assets acquired	1,297,871

Liabilities assumed:
Accrued liabilities	562,919
Accounts payable	128,724
Right of use liability	87,539
Total liabilities assumed	779,182

Net assets acquired	518,698

Goodwill	$12,089,871

[1]	Consideration consists of the following: $1,821 cash paid to sellers at the acquisition date, $11,654,452 of shares transferred to sellers at the acquisition date, $4,147 of cash to be paid to sellers, $1,990 of cash holdback to be paid to sellers at the end of the holdback period and $946,149 of equity holdback to be paid to sellers at the end of the holdback period.

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final valuation of the AOS Acquisition. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

The Company incurred approximately $845,000 in transaction costs related to the AOS Acquisition, primarily coming from legal, banking, accounting and other professional service fees.

Skylar Acquisition

On December 29, 2022, STCB, through its wholly-owned subsidiaries First Merger Sub and Second Merger Sub, completed the Skylar Acquisition. In a two-step process, during the First Merger, First Merger Sub merged with and into Skylar Inc. and as part of the same overall transaction, during the Second Merger, Skylar Inc. merged with and into Second Merger Sub to result in Skylar as the surviving entity. Skylar is a wholly owned subsidiary of STCB. Skylar is a maker of fragrances that are hypoallergenic and safe for sensitive skin. Starco acquired AOS as STCB is always looking for technologies and brands that have the ability to scale and change behavior. In the world of fragrances, there are no other brands that have successfully built a clean, beautiful, premium incredibly well-scented and recyclable fragrance brands for consumers. Starco Brands, through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Skylar to vertically integrate manufacturing and expand, positioning Skylar to be the future of fragrance. The Skylar Acquisition was completed through a cash and stock deal, where the Company paid $2,000,000 in cash to settle debt and the Company’s shares were issued at $0.20 per share, which amount is equal to the fair value of the stock on the acquisition date. As consideration for the Skylar Acquisition, the Company reserved an aggregate of 68,622,219 restricted shares of Company common stock to issue to the Skylar stockholders (such stockholders as of immediately prior to the closing of the Second Merger, the “Skylar Stockholders”), 11,573,660 restricted shares of Company common stock may be issued to the Skylar Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the Skylar Stockholders. An additional 19,268,162 restricted shares of Company common stock may be issued to the Skylar Stockholders contingent upon Skylar meeting certain future sales metrics. Further, in the event that the Skylar Stockholders have any indemnity claims against the Company or Second Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Company common stock, which shall not exceed, in the aggregate, 11,573,660 additional shares of Company common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any Skylar Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, will receive cash in lieu of shares of Company common stock at a value equal to $0.17 per share.

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

As of March 31, 2023, the Company has paid $27,273 in cash to non-accredited investors.

The Skylar Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[2]	$21,417,681

Assets acquired:
Cash and cash equivalents	339,679
Accounts receivable	381,762
Prepaid and other assets	701,566
Inventory	2,508,287
PP&E, net	25,942
Intangibles	161,693
Customer relationships	2,091,000
Trade names and trademarks	6,557,000
Total assets acquired	12,766,929

Liabilities assumed:
Accrued liabilities	540,036
Accounts payable	2,425,524
Total liabilities assumed	2,965,560

Net assets acquired	9,801,369

Goodwill	$11,616,312

[2]	Consideration consists of the following: $2,039,345 cash paid to sellers at the acquisition date, $13,120,924 of shares transferred to sellers at the acquisition date, $571,428 of shares transferred to pay sellers expenses, $2,314,732 of equity holdback to be paid to sellers at the end of the holdback period and $3,371,252 of contingent shares payable.

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final valuation of the Skylar Acquisition. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

The Company incurred approximately $1,770,000 in transaction costs related to the Skylar Acquisition, primarily coming from legal, banking, accounting and other professional service fees.

Soylent Acquisition

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I completed the Soylent Acquisition. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients. Through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Soylent to vertically integrate manufacturing and expand, positioning Soylent to be the future of nutritional products. The Soylent Acquisition was completed through a cash and stock deal, where the Company paid $200,000 in cash as reimbursement of Soylent’s closing expenses and the Company’s shares were issued at $0.15 per share, which amount is equal to the fair value of the stock on the acquisition date. As consideration for the Soylent Acquisition, the Company reserved an (a) aggregate of up to 165,336,430 restricted shares of Class A common stock to Soylent shareholders, (b) 12,617,857 restricted shares of Class A common to satisfy existing Soylent obligations (c) up to 18,571,429 additional restricted shares of Class A common stock based on final determination of calculations of Soylent’s working capital, cash at closing, indebtedness at closing and certain unpaid transaction expenses in excess of the amount reimbursed by Starco, and (d) an adjustment to the shares of Class A common stock received by the Company Holders (as defined in the agreement) in the event that the trading price for STCB’s Class A common stock price per share on the first anniversary of the closing date (the “Adjustment Date”) is below $0.35 per share of Class A common stock. If, on the Adjustment Date, STCB’s Class A common stock is trading below $0.35 per share of Class A common stock, STCB shall issue additional shares of Class A common stock based on the Closing Merger Consideration (as defined in the agreement) after adjustments divided by the trading price (which must be below $0.35 per share for any additional shares to be issued) minus the total share issuance after adjustments. The fair value rights of these shares were estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $37,143,360. The fair value rights of these shares were estimated by a third-party valuation firm to be $0.195 per share on March 31, 2023 or an approximate share adjustment value of $38,322,515.

The Soylent Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[3]	$66,822,218

Assets acquired:
Cash and cash equivalents	372,423
Accounts receivable	5,617,270
Prepaid and other assets	854,506
Inventory	13,514,907
PP&E, net	8,568
Intangibles	120,261
Total assets acquired	20,127,935

Liabilities assumed:
Accounts payable	6,560,420
Accrued liabilities	690,610
Note payable	4,800,000
Total liabilities assumed	12,051,031

Net assets acquired	8,076,904

Goodwill	$58,745,313

[3]	Consideration consists of the following: $200,000 cash paid for Soylent’s transaction closing costs at the acquisition date, $26,693,143 of shares transferred to sellers at the acquisition date, $2,785,714 of equity holdback to be paid to sellers at the end of the indemnity period and an estimated $37,143,360 of stock payable liability to be paid as part of the $0.35 per share adjustment on the Adjustment Date.

The preliminary purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The Company will utilize recognized valuation techniques as part of its final valuation of the Soylent Acquisition, which is expected to be complete in Q2 2023. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

Subsequent to the Soylent Acquisition, during the period February 15, 2023 through March 31, 2023, Soylent earned $5,716,303 in revenue and incurred a net loss of approximately $1,129,969. The loss was primarily due to a loss of $1,179,154 from the share adjustment, where the fair value rights of the shares increased from $0.189 to $0.195, increasing the stock payable liability by $1,129,969.

The Company incurred approximately $5.7 million in transaction costs related to the Soylent Acquisition in the quarter ended March 31, 2023, primarily coming from legal, banking, accounting and other professional service fees.

The following unaudited proforma condensed consolidated results of operations have been prepared, as if the Acquisition had occurred as of January 1, 2023 for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Starco Brands Inc.	Soylent Nutrition, Inc.	Proforma Starco Brands Inc.

Revenue	$5,427,498	$11,193,358	$16,620,856

Net Income (Loss)	$(533,159)	$(9,821,470)	$(10,354,629)
Net income attributable to non-controlling interest	$58,416	$-	$58,416

Net Income (Loss) attributable to Starco Brands	$(591,575)	$(9,821,470)	$(10,413,045)

A pro forma balance sheet was excluded from this disclosure as the transactions are already reflected in the March 31, 2023 condensed consolidated balance sheets, given there were minimal adjustments to the February 14, 2023 Soylent closing balance sheet and the March 31, 2023 Soylent closing balance sheet.

NOTE 6 – NOTES PAYABLE

In September 2021, the Company received a financing loan for its Directors and Officers Insurance (“D&O Loan #1”). The D&O Loan #1 bears interest at 4.4% and required monthly payments through June 2022. In 2022, the Company paid off the $53,822 principal balance as of December 31, 2021 prior to the maturity date in June 2022.

In September 2022, the Company received a second financing loan for its Directors and Officers Insurance (“D&O Loan #2”, collectively with D&O Loan #1 the “D&O Loans”). The D&O Loan #2 bears interest at 5.82% and requires monthly payments through June, 2023. The outstanding balance of the loan is $57,709 as of March 31, 2023.

For the three months ended March 31, 2023 and 2022 the D&O Loans incurred approximately $2,327 and $2,000, respectively, of interest expense.

See Note 8 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

Whipshots

On September 8, 2021, Whipshots LLC, entered into an Intellectual Property Purchase Agreement (the “Whipshots IP Agreement”) effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Whipshots IP Agreement provided that Seller would sell Whipshots LLC (“Buyer”) the trademarks “Whipshotz” and “Whipshots,” the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”). The purchase price (“Purchase Price Payment”) for the Acquired Assets is payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by Buyer solely from Buyer’s sale of Whipshots/Whipshotz products. The Purchase Price Payment shall be subject to a minimum amount in each contract year and the maximum aggregate amount payable to Seller under the Whipshots IP Agreement between $140,000 and $2,000,000 based on revenues generated by the products. In connection with this agreement the Company paid $20,000 during 2021 and $38,620 in 2023, which has been recorded as an indefinite-lived intangible asset.

On September 14, 2021, the Whipshots LLC entered into a License Agreement (“Whipshots License Agreement”) with Washpoppin Inc., (“Licensor”) a New York corporation. Pursuant to the Whipshots License Agreement, Licensor shall license to the Company certain Licensed Property (as defined in the Whipshots License Agreement) of the recording artist professionally known as “Cardi B” (the “Artist”). As part of the Whipshots License Agreement, in exchange for royalty rates based on Net Sales (as defined in the Whipshots License Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Whipshots License Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company, through Whipshots LLC has committed to a minimum royalty payment under the Whipshots License Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. During three months ended March 31, 2023 and 2022 the Company incurred expenses related to this agreement of approximately $275,000 and $127,000, respectively.

AOS Acquisition

Following the 18-month hold back period from the date of the AOS Acquisition, the Company expects to issue AOS Stockholders up to an aggregate 4,979,731 shares and $1,990 in cash that is currently being held back.

Skylar Acquisition

Following the 18-month hold back period from the date of the Skylar Acquisition, the Company will issue Skylar Stockholders an aggregate 11,573,660 shares that is currently being held back. Additionally, and contingent upon Skylar meeting certain future sales metrics over the earn out period, the Company will issue an additional 19,268,162 shares of its common stock to Skylar Stockholders. As of March 31, 2023, the Company expects to pay the Skylar Stockholders the contingent 19,268,162 shares of its common stock for meeting certain sales metrics. The value of the holdback shares and contingent shares is approximately $2,314,732 and $3,371,252, respectively.

Soylent Acquisition

Following the indemnity holding period, the Company will issue Soylent Stockholder an aggregate 18,571,429 Class A common shares that are currently being held back. On the Adjustment Date of the Soylent Acquisition, the Company expects to issue an additional 247,242,030 shares of Class A common shares in the amount of $38,322,515 as recorded as a stock payable.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three months ended March 31, 2023 and 2022 STCB paid an aggregate of $32,850 and $32,850, respectively, to Mr. Lang and Mr. Goldrod. As of March 31, 2023, the Company has settled repurchase transfers of 967,120 shares, and anticipates that the remaining shares to be transferred will be settled in 2023.

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

On December 29, 2022, STCB executed a sixth promissory note (“December 29, 2022 Note”), for $2,000,000 with Ross Sklar. The December 29, 2022 Note bears interest at a floating rate comprised of the Wall Street Journal Prime Rate plus 4% (for a current floating interest rate of 11.5% per annum), has a default interest rate equal to the then current interest rate plus 5%, compounds monthly, is secured, and matures seven months from the original date of issuance. The Company, at its option, may prepay the December 29, 2022 Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the December 29, 2022 Note will accelerate in full upon an Event of Default (as defined in the December 29, 2022 Note). In connection with the December 29, 2022 Note, as a funding fee, the Company issued Mr. Sklar 285,714 warrants to purchase common stock at an exercise price of $0.01 per share and was recorded as a discount to the debt.

On March 3, 2023, STCB executed a seventh promissory note (“March 3, 2023 Note”), for $800,000 with Ross Sklar. The March 3, 2023 Note bears interest at a floating rate comprised of the Wall Street Journal Prime Rate plus 4% (for a current floating interest rate of 11.75% per annum), has a default interest rate equal to the then current interest rate plus 5%, compounds monthly, is secured, and matures four months from the original date of issuance. The Company, at its option, may prepay the March 3, 2023 Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the March 3, 2023 Note will accelerate in full upon an Event of Default (as defined in the March 3, 2023 Note). In connection with the March 3, 2023 Note, as a funding fee, the Company issued Mr. Sklar 114,286 warrants to purchase common stock at an exercise price of $0.01 per share and was recorded as a discount to the debt.

As of March 31, 2023 and December 31, 2022, the outstanding principal due to Mr. Sklar was $4,472,500 and $3,672,500, respectively. As of March 31, 2023 and December 31, 2022 there was $32,439 and $6,960 of accrued interest due on these notes, respectively.

For the three months ended March 31, 2023 and 2022 the notes to Mr. Sklar incurred interest expense of approximately $80,456 and $5,392, respectively.

Other Related Party Transactions

During the three months ended March 31, 2023 and 2022, the Company incurred zero and $87,044, respectively, of marketing expense from The Woo while David Dreyer, STCB’s Chief Marketing Officer, was also Managing Director at The Woo. Mr. Dreyer left The Woo in February 2022.

During the three months ended March 31, 2023 and 2022, the Company recognized revenue from related parties of $2,787,485 and $923,274, respectively. There were $2,433,364 and $2,107,015 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of March 31, 2023 and December 31, 2022, respectively. All revenues earned in relation to these accounts receivable is from related parties. Ross Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance for its initial production of Whipshots, recorded as note receivable, related party in the Company’s consolidated balance sheets. The note carries no interest and is payable on demand. The balance of the note receivable was $95,640 as of March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company received contributed services at a value of approximately $24,049, and $54,862, respectively. Such costs have been expensed and recorded as additional paid-in capital in the period the services were provided.

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

On March 3, 2023, the Company entered into an agreement with Ross Sklar, for 114,286 warrants to purchase shares of Class A common stock to be issued as a funding fee for the $800,000 secured promissory note (see Note 7). The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

					Risk-
	Number of				free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0 years	$4,088,769
11/01/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0 years	$8,116
11/03/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0 years	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0 years	$54,401
03/03/2023	114,286	$0.01	$0.01	137.62%	4.26%	0.00%	1.0 years	$18,710

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,550,000	$1.03	$0.82	$-
Issued	-	$-	$-	$-
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding, March 31, 2022	2,550,000	$1.03	$0.82	$-

Outstanding, December 31, 2022	41,085,714	0.24	4.64	45,714
Issued	114,286	$0.01	$4.93	$52,000
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding, March 31, 2023	41,200,000	$0.19	$4.65	$52,000

Exercisable, March 31, 2023	4,681,943	$0.24	$4.40	$52,000

The Company granted stock warrants to purchase an aggregate of 114,386 and zero shares of common stock during the three months ended March 31, 2023 and 2022, respectively.

The weighted average grant date fair value of stock warrants granted and vested during the three months ended March 31, 2023 was $18,710 and $278,649 respectively. The weighted average grant date fair value of stock warrants granted and vested during the three months ended March 31, 2022, was zero and $14,049 respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s common stock outstanding and exercisable as of March 31, 2023:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.05	2,000,000	0.17	$1.05	2,000,000
1.00	250,000	1.50	1.00	187,500
0.90	300,000	2.50	0.90	150,000
0.19	38,150,000	4.65	0.19	1,944,443
0.20	100,000	4.59	0.20	-
0.01	400,000	4.80	0.01	400,000
	41,200,000	4.40	$0.24	4,681,943

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $375,501 and $28,099 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $3,928,566 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of March 31, 2023 is $52,000 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.14, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Payable

The following summarizes the activity of stock payable during the three months ended March 31, 2023 and 2022:

	Amount	Shares
Ending balance - December 31, 2021	$654,166	782,570
Additions, net	81,249	81,249
Issuances, net	-	-
Ending balance - March 31, 2022	$735,415	863,985

	Amount	Shares
Ending balance - December 31, 2022	$-	-
Additions, net	38,403,764	247,323,279
Issuances, net	(81,249)	(81,249)
Ending balance - March 31, 2023	$38,322,515	247,242,030

NOTE 11 – LEASES

The following table presents net lease cost and other supplemental lease information:

Three Months Ended March 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$23,544
Short term lease cost	-
Sublease income	(23,544)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$23,544
Operating lease – operating cash flows (liability reduction)	$20,667
Current leases – right of use assets	$42,026
Current liabilities – operating lease liabilities	$40,938
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$42,026
Weighted-average remaining lease term (in years)	0.5
Weighted-average discount rate	2.1%

The Company did not have any leases for the three months ended March 31, 2022.

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	43,320
Total future minimum lease payments	43,320
Amount representing interest	2,382
Present value of net future minimum lease payments	$40,938

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

March 31, 2023
Computer equipment	$39,480
Tools and equipment	33,196
Furniture and equipment	16,918
Property and equipment, gross	89,595
Less: Accumulated depreciation	(58,874)
Property and equipment, net	$30,722

The Company did not have property and equipment as of March 31, 2022.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	March 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names and trademarks	$7,122,637	$388,820	$6,733,817
Customer relationships	2,091,000	-	2,091,000
Formulas	135,000	-	135,000
Domain names	75,750	34,025	41,725
Intangible Assets	$9,424,387	$422,845	$9,001,542

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Formulas	$135,000	$-	$135,000
Domain names	44,002	599	43,403
Trademark	20,000	-	20,000
Intangible Assets	$199,002	$599	$198,403

As of March 31, 2023, future expected amortization expense of Intangible assets was as follows:

Fiscal Period:
Remainder of 2023	$623,950
2024	625,630
2025	625,630
2026	625,630
2027	625,630
Thereafter	5,596,841
Total amortization remaining	$8,723,311

The changes in the carrying amounts of goodwill during the three months ended March 31, 2023 were as follows.

Balance at December 31, 2022	$32,836,563
Acquisition of Soylent	58,745,313
Measurement period adjustments	(9,130,380)
Balance at March 31, 2023	$82,451,496

As of March. 31, 2023, $12,089,871 of goodwill recognized is allocated to the STCB segment, $11,616,312 of goodwill recognized is allocated to the Skylar segment, and $53,242,593 of goodwill recognized is allocated to the Soylent segment.

NOTE 14 – INVENTORY

Inventory by major class are as follows:

	March 31, 2023	December 31, 2022
Raw materials	7,856,700	1,294,865
Finished goods	10,337,562	1,738,789
Total inventory	$18,194,262	$3,033,653

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 22, 2023, pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that no subsequent events other than those noted below exist.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR AMENDED ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON APRIL 18, 2023. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS, AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2023 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

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

In 2022 and 2023, the Company embarked on a strategy to grow its consumer product line offerings through the acquisition of multiple subsidiaries with established behavior changing products and brands. With an increased product line and its existing partner relationships, the Company is expanding its verticals and consumer base.

On September 12, 2022, STCB, through its wholly-owned subsidiary Merger Sub, completed the AOS Acquisition. The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a wholly-owned subsidiary of STCB.

On December 29, 2022, STCB, through its wholly-owned subsidiaries First Merger Sub and Second Merger Sub, completed the Skylar Acquisition. In a two-step process, during the First Merger, First Merger Sub merged with and into Skylar Inc. and as part of the same overall transaction, during the Second Merger, Skylar Inc. merged with and into Second Merger Sub to result in Skylar as the surviving entity. Skylar is a wholly owned subsidiary of STCB.

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I completed the Soylent Acquisition. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is a wholly-owned subsidiary of STCB.

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

Winona®

STCB is the marketer of record, but not the owner of record of, the Winona® Butter Flavor Popcorn Spray. STCB provides marketing services for Winona pursuant to a licensing agreement, and through its relationship with TSG and their marketing partner Deutsch Marketing, launched a new label in June 2019 for Winona® throughout Walmart stores. Winona Popcorn Spray is also sold in H-E-B grocery stores. STCB also launched the Winona® Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a stockholder in STCB. Sales grew significantly in 2021 and 2022, the Company expects sales to continue to grow in this space as management plans to increase the Company’s sales personnel in 2023 for this product line.

Whipshots®

In December 2021, the Company launched a new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots.” The launch event was held at Art Basel in Miami and garnered over 1 billion impressions world-wide. The Company launched the product on whipshots.com with a limited quantity of cans that were to be sold on each day in the month of December 2021. Whipshots® sold out every single day of that month. The Company launched brick and mortar retail distribution in the first quarter of 2022 and signed a distribution agreement with RNDC, one of the largest spirits distributors in the nation. The Company also announced a distribution deal with GoPuff and BevMo. Throughout 2022, STCB entered into Distribution Agreements with various distributors pursuant to which such distributors will act as the exclusive distributors of Whipshots® in various geographic locations. Initially the Company introduced three flavors of Whipshots® to the market – Vanilla, Mocha and Caramel. In November 2022 the Company introduced a new flavor, Peppermint, as a Limited Time seasonal item. The Company plans to continue to offer various additional Limited Time flavors in 2023. Whipshots® is produced by Temperance Distilling Company, of which Sklar is a majority shareholder.

Breathe®

The Breathe® Household cleaning aerosol line was an environmentally friendly line of household cleaning aerosol products. It was the world’s first aerosol household cleaning line to be approved by the EPA’s Safer Choice program. This line is biodegradable and is propelled by nitrogen, which makes up approximately 80% of the earth’s breathable air. Breathe® was named Partner of the Year by the EPA’s Safer Choice Program and also achieved the Good Housekeeping Seal of approval.

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

The product was being manufactured by BOV Solutions, a division of TSG that is an at scale FDA, CFR210/211 manufacturer of aerosol and OTC products. The Breathe® Hand Sanitizer Spray could only be made in an FDA facility that had at scale aerosol capabilities. The product was sold through BOV Solutions and TSG’s existing distribution footprints in the United States. STCB launched the product in April 2020 via a press release in partnership with Dollar General, announcing its distribution in each of their 15,000+ stores. STCB also partnered with Wegmans, HLA and J Winkler. The product was distributed through The Home Depot, Lowes, American Pharmacy, AutoZone, The Farm Shop, Harris Teeter, UNFI, Kehe, Macy’s, Smart & Final, Weeks and others.

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

On December 29, 2022, STCB, through its wholly-owned subsidiaries First Merger Sub and Second Merger Sub, completed the Skylar Acquisition. In a two-step process, during the First Merger, First Merger Sub merged with and into Skylar Inc. and as part of the same overall transaction, during the Second Merger, Skylar Inc. merged with and into Second Merger Sub to result in Skylar as the surviving entity. Skylar is a wholly owned subsidiary of STCB. Skylar is the maker of fragrances that are hypoallergenic and safe for sensitive skin.

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I completed the Soylent Acquisition. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is a wholly-owned subsidiary of STCB. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients.

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

Competition in our product categories is based on a number of factors including price, quality and brand recognition. We benefit from the strength of our brands, a differentiated portfolio of quality branded and store brand products, as well as significant capital investment in our manufacturing facilities. We believe the strong recognition of the Whipshots® brand and Soylent brand among U.S. consumers gives us a competitive advantage.

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

Offices

Our principal executive offices are located at 250 26th Street, Suite 200, Santa Monica, California, 90402, and our telephone number is (323) 266-7111. Our website is www.starcobrands.com and the Company makes its SEC reports available on the website. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report.

Results of Operations

Comparison of the three months ended March 31, 2023 compared to the three months ended March 31, 2022

	March 31,	March 31,
	2023	2022	Change
Revenues	$11,143,801	$923,274	$10,220,527
Cost of goods sold	5,087,750	-	5,087,750
Gross profit	6,056,051	923,274	5,132,777
Operating expenses:
Compensation expense	1,425,617	126,877	1,298,740
Professional fees	1,399,302	58,506	1,340,796
Marketing, General and administrative	3,684,666	583,181	3,101,485
Marketing, related party	-	87,044	(87,044)
Fair value share adjustment loss	1,179,154	-	1,179,154
Total operating expense	7,688,739	855,608	6,833,131
Income (loss) from operations	(1,632,688)	67,666	(1,700,354)
Other expense (income):
Interest expense	97,313	14,855	82,458
Other (income)	(66,871)	-	(66,871)
Total other (income) expense	1,209,596	14,855	1,194,741
Income (loss) before provisions for income taxes	(1,663,130)	52,811	(1,715,941)
Provision for income taxes	-	-	-
Net income (loss)	(1,663,130)	52,811	(1,715,941)
Net income attributable to non-controlling interest	58,416	(11,862)	70,278
Net income (loss) attributable to Starco Brands	$(1,721,546)	$40,949	$(1,762,495)

Revenues

For the three months ended March 31, 2023, the Company recorded revenues of $11,143,801 compared to $923,274 for the three months ended March 31, 2022, an increase of $10,220,527 or 1,107%. The increase in the current period was largely due to sales from acquired businesses AOS, Skylar and Soylent from the date of their acquisitions and growth in royalty revenues. Royalty revenue represented 25% and 100%, or $2.8 million and $0.9 million, respectively. The increase in royalty revenue in the current period was largely due to growth in royalties from sales of Whipshots® which was experiencing its initial market rollout during the same period last year. The royalty rate that the Company paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Revenues are from our marketing licensing agreements with TSG and other affiliated companies for various products mentioned above. The increase in the current period is primarily due to initial volume sales of our Whipshots®, partially offset by declines in sales of Breathe cleaning and sanitizer products.

Operating Expenses

For the three months ended March 31, 2023, compensation expense increased $1,298,740, or 1,024% to $1,425,617 compared to $126,877 for the three months ended March 31, 2022. The increase is a result of increases in warrant-based spending on independent contractors and contributed services to support the acquisitions of AOS, Skylar and Soylent.

For the three months ended March 31, 2023, the Company incurred $1,399,302 in professional fees compared to $58,506 in the prior period, an increase of $1,340,796, or 2,292%. Professional fees are mainly for accounting, auditing and legal services associated with the acquisition of AOS, Skylar and Soylent, our merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in the current period ended March 31, 2023 is primarily due to an increase in banking, acquisition legal, and audit fees related to the acquisition of Soylent, and to a lesser extent, corporate legal and audit fees.

For the three months ended March 31, 2023, the Company incurred $3,684,666 in marketing, general and administrative expense as compared to $583,181 for the three months ended March 31, 2022, an increase of $3,101,485, or 532%. The increase can be attributed to an increase in spending on marketing, including license payments related to Whipshots®.

For the three months ended March 31, 2023, the Company incurred no related-party marketing expenses as compared to $87,044 for the three months ended March 31, 2022, a decrease of $87,044 or 100%. The decrease for the period can be attributed to us no longer classifying marketing expense from a third-party firm as “related party” once our executive vice president of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

For the three months ended March 31, 2023, the Company incurred a fair value share adjustment loss of $1,179,154. This was due to the fair values of the rights of Starco shares increasing from $0.189 per share to $0.195 per share, resulting in an increased stock payable liability of $1,179,154.

Other Income and Expense

For the three months ended March 31, 2023, we had total other expense of $30,442 compared to other expense of $14,855 for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company had interest expense of $97,313 compared to interest expense of 14,855 for the three months ended March 31, 2022.

Net Income (Loss)

For the three months ended March 31, 2023, the Company recorded a net loss of $1,663,130 as compared to net income of $52,811 for the three months ended March 31, 2022. The change from net income to a net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders, which is partially offset by increases in expenses related to the acquisitions of AOS, Skylar and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $19.3 million at March 31, 2023. We used net cash of $395,126 from financing activities for the three months ended March 31, 2023, due primarily to $1.2 million of repayments of notes payable and $0.8 million of loan advances from Ross Sklar. This compared to net cash received from financing activities of $412,888, primarily from related party advances of $0.5 million for the three months ended March 31, 2022. A majority of our financing activity consisted of payments to and from related parties.

Our net cash used in operating activities was $121,811 for the year three months ended March 31, 2023. Operating expenses for the three months ended March 31, 2023 totaling $6,509,585 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance and website maintenance.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note with Ross Sklar in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note is also convertible into the Company’s common stock at the lender’s option and a conversion price of $0.29 per share. On December 29, 2022, STCB executed a sixth promissory note with Ross Sklar in the principal amount of $2,000,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on August 1, 2023, and included warrants to purchase 285,714 shares of the Company’s common stock at a price of $0.01 per share. On March 3, 2023, STCB executed a seventh promissory note with Ross Sklar in the principal amount of $800,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on July 1, 2023, and included warrants to purchase 114,286 shares of the Company’s common stock at a price of $0.01 per share. As of March 31, 2023 the loans outstanding to Ross Sklar had a principal amount of $4,472,500 and accrued interest of $7,211.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $19.3 million at March 31, 2023 including the impact of its net income of approximately $1.7 million for the three months ended March 31, 2023. Net cash used in operating activities was $0.1 million for the three months ended March 31, 2023. The Company’s ability to continue with this trend is unknown. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. On March 3, 2023, the Company issued Ross Sklar, CEO, a related party, a $800,000 note payable due July 1, 2023 (see Note 7), whereby the entirety of the note was used as a loan payable to Soylent to pay down Soylent’s debt as part of the Soylent acquisition. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Working Capital Surplus (Deficiency)

	March 31,	December 31,
	2023	2022
Current assets	$29,122,994	$7,971,639
Current liabilities	60,037,029	7,690,876
Working capital surplus (deficiency)	$(30,914,035)	$280,763

The increase in current assets is primarily due to the increase in inventory on hand of $15,160,609, as well as an increase in accounts receivable of $6,035,337. Both the increase of inventory and accounts receivable are related to the Soylent acquisition. The increase in current liabilities is primarily a result of the increase in stock payable of $38,322,515, an increase of $8,379,491 in accounts payable and an increase in notes payable to related party of $4,935,957. The increase of stock payable, accounts payable and notes payable are a result primarily due to the Soylent acquisition.

Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(121,811)	$(566,093)
Net cash provided by investing activities	133,803	-
Net cash (used) provided by financing activities	(395,126)	412,888
Increase (decrease) in cash	$(383,134)	$(153,205)

Operating Activities

Net cash used in operating activities was $121,811 for the three months ended March 31, 2023 was primarily due to an increase of inventory of $2,005,702, which was partially offset by a decrease of accounts payable of $1,891,071.

Net cash used in operating activities was $566,093 for the three months ended March 31, 2022 and was primarily due to a decrease of other payables and accrued liabilities of $527,5469.

Investing Activities

Net cash used in investing activities was $133,803 for the three months ended March 31, 2023 and was primarily due to cash paid in acquisition of business, net of $172,423 and was partially offset by the purchase of intangibles in the amount of $38,620.

The Company did not have any net cash used in investing activities during the three months ended March 31, 2022.

Financing Activities

For the year three months ended March 31, 2023 net cash used by financing activities was $395,126, which primarily includes $1,162,276 of repayments on notes payable and $800,000 from advances from related parties.

For the year three months ended March 31, 2022, net cash provided by financing activities was $412,888 which primarily includes $472,500 from advances from related parties.

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

Soylent, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of nutritional drinks. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, is recognized upon shipment of merchandise.

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

No impairment losses related to goodwill were recognized for the three months ended March 31, 2023 and 2022.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the three months ended March 31, 2023 and 2022.

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

Not applicable as we are a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2023, these disclosure controls and procedures were not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;

●	Lack of segregation of duties; and

●	Lack of sufficient formal procedures and controls to achieve complete and accurate financial reporting, including controls over the preparation and review of journal entries and account reconciliations.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 18, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the “Separation Agreements”) with Sanford Lang (“Mr. Lang”) and Martin Goldrod (“Mr. Goldrod”) whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the “Separation Benefits”). As consideration for the Separation Benefits, and not in addition to the same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the “Repurchases”). The Repurchases made during the first quarter of 2023 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2023 - 1/31/2023	63,206	$0.17	1,030,326	$186,150
2/1/2023 - 2/28/2023	73,236	$0.15	1,103,562	$175,200
3/1/2023 - 3/31/2023	56,721	$0.19	1,160,283	$164,250

Issuer Sale of Securities.

On February 15, 2023, the STCB completed the Soylent Acquisition pursuant to which up to 196,525,715 shares of Class A common stock may be issuable. The issuances were made in reliance upon Section 4(a)(2) of the Securities Act.

Date	Shares of Common Stock Issuable[4]	Cash Proceeds / Value in Kind from Shares Issuable	Recipient(s) of Shares
February 15, 2023	196,525,715	$68,784,000	21 entities 4 individuals

On March 3, 2023, the Company entered into an agreement with Ross Sklar, for 114,286 warrants to purchase shares of Class A common stock to be issued as a funding fee for the $800,000 secured promissory note issued to Mr. Sklar on March 3, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

4 Shares calculated are initial closing plus indemnification holdback plus contingent shares.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.
3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.
10.1 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.
10.2 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.
10.3 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.
10.4 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.5 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.
10.6 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021
10.7 (*)(+)	License Agreement, by and between Whipshots LLC, Washpoppin Inc., and “Cardi B,” dated as of September 14, 2021.
10.8 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.
10.9 (*)	Separation Agreement dated June 13, 2021 between Starco Brands, Inc. and Sanford Lang, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.10 (*)	Separation Agreement dated June 13, 2021 between Starco Brands, Inc. and Martin Goldrod, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.11 (*)	First Amended and Restated Promissory Note issued in favor of Ross Sklar, dated July 19, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2022.
10.12 (*)	Promissory Note issued in favor of Ross Sklar, dated June 28, 2021, filed as Exhibit 6.12 to the Company’s Regulation A+ offering statement filed with the Commission on October 20, 2021.
10.13 (*)	Promissory Note issued in favor of Ross Sklar, dated September 17, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2021.
10.14 (*)	Promissory Note issued in favor of Ross Sklar, dated December 13, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021.
10.15 (*)	Promissory Note issued in favor of Ross Sklar, dated February 14, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2022.
10.16 (*)	Secured Promissory Note issued in favor of Ross Sklar, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.
10.17 (*)	Secured Promissory Note issued in favor of Ross Sklar, dated March 3, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.18 (*)	Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.
10.19 (*)	Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated March 3, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.
10.20 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.
10.21 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.
10.22 (*)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 18, 2023.
31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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
May 22, 2023

