Form 10-Q
period 2023-06-30
Starco Brands, Inc.
filed 2023-08-17
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 15, 2023, there were 469,550,215 shares of the registrant’s Class A common stock and 0 shares of the registrant’s Class B common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock” and a new class of common stock was created which was referred to as “Class B common stock.” Throughout this report, any reference to common stock prior to February 9, 2023, shall represent the same number of Class A common stock following February 9, 2023.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,791,296	1,480,371
Accounts receivable, net, $2,939,166 and $2,107,015 from related party, respectively	7,879,898	2,555,525
Prepaid expenses and other assets	2,149,256	902,090
Inventory	21,058,123	3,033,653
Total Current Assets	32,878,573	7,971,639

Property and equipment, net	26,499	25,873
Operating lease right-of-use assets	21,594	61,353
Intangibles, net	18,247,808	198,403
Goodwill	72,451,497	32,836,563
Note receivable, related party	-	95,640
Total Assets	123,625,971	41,189,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	14,757,183	3,245,573
Other payables and accrued liabilities	1,640,764	1,135,803
Accrued interest, related party	5,682	6,960
Fair value of potential Share Adjustment	43,039,132	-
Treasury stock payable, current	131,400	131,400
Notes payable, $472,500 and $2,475,033 from related party, respectively	472,500	3,109,535
Line of Credit	4,343,500	-
Lease liability	19,167	61,605
Total Current Liabilities	64,409,328	7,690,876

Treasury stock payable, net of current portion	-	65,700
Loans payable, net of current portion, $3,991,967 and $572,500 from related party, respectively	3,991,967	572,500
Total Liabilities	68,401,295	8,329,076

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 469,550,215 and 291,433,430 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	469,550	291,433
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	70,829,709	43,332,886
Treasury stock at cost	(394,200)	(394,200)
Equity consideration payable	9,417,847	7,114,513
Accumulated deficit	(25,318,005)	(17,578,219)
Total Starco Brands’ Stockholders’ Equity	55,004,901	32,766,413

Non-controlling interest	219,775	93,982
Total Stockholders’ Equity	55,224,676	32,860,395

Total Liabilities and Stockholders’ Equity	123,625,971	41,189,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue, $2,950,350 and $5,737,835 from related parties, for the three and six months ended June 30, 2023, respectively, $1,230,219 and $2,153,493 from related parties, for the three and six months ended June 30, 2022, net	$17,509,270	$1,230,219	$28,653,071	$2,153,493

Cost of goods sold	10,258,463	-	15,346,213	-

Gross profit	$7,250,807	$1,230,219	$13,306,858	$2,153,493

Operating Expenses:
Compensation expense	$2,047,972	$92,949	$3,473,589	$219,826
Professional fees	1,397,442	179,468	2,796,744	237,974
Marketing, general and administrative	5,041,441	730,479	8,726,107	1,313,660
Marketing, related party	-	44,570	-	131,614
Fair value share adjustment loss	4,716,617	-	5,895,771	-
Total operating expenses	13,203,472	1,047,466	20,892,211	1,903,074

(Loss) income from operations	(5,952,665)	182,754	(7,585,353)	250,420

Other Expense (Income):
Interest expense	264,201	17,040	361,514	31,895
Other (income)	(266,003)	-	(332,874)	-
Total other (income) expense	(1,802)	17,040	28,640	31,895

(Loss) income before provision for income taxes	$(5,950,863)	$165,714	$(7,613,993)	$218,525
Provision for income taxes	-	-	-	-

Net (loss) income	$(5,950,863)	$165,714	$(7,613,993)	$218,525
Net income attributable to non-controlling interest	$67,377	$23,301	$125,793	$35,163

Net (loss) income attributable to Starco Brands	$(6,018,240)	$142,413	$(7,739,786)	$183,362

Income (loss) per share, basic	$(0.01)	$0.00	$(0.02)	$0.00
Income (loss) per share, diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted Average Shares Outstanding - Basic	469,550,215	160,558,592	469,550,215	159,849,628
Weighted Average Shares Outstanding - Diluted	469,550,215	163,220,485	469,550,215	162,832,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Equity Consideration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Payable	(Deficit)
Balance at December 31, 2021	-	-	159,140,665	$159,141	-	$-	15,950,403	(394,200)	(18,388,186)	(73,909)	-	$(2,746,751)

Estimated fair value of contributed services and stock-based compensation	-	-	-	-	-	-	54,862	-	-	-	-	54,862

Estimated fair value of warrants issued	-	-	-	-	-	-	53,741	-	-	-	-	53,741

Net income	-	-	-	-	-	-	-	-	40,949	11,862	-	52,811

Balance at March 31, 2022	-	$-	159,140,665	$159,141	-	$-	$16,059,006	$(394,200)	$(18,347,237)	$(62,047)	$-	$(2,585,337)

Estimated fair value of contributed services	-	-	216,664	216	-	-	263,641	-	-	-	-	263,857

Estimated fair value of warrants issued	-	-	-	-	-	-	22,599	-	-	-	-	22,599

Issuance of shares for cash	-	-	151,250	151	-	-	150,343	-	-	-	-	150,494

Recognition of deferred offering costs	-	-	-	-	-	-	(135,434)	-	-	-	-	(135,434)

Issuance of shares related to stock payable	-	-	728,570	729	-	-	600,000	-	-	-	-	600,729

Net income	-	-	-	-	-	-	-	-	142,413	23,301	-	165,714

Balance at June 30, 2022	-	$-	160,237,149	$160,237	-	$-	$16,960,155	$(394,200)	$(18,204,824)	$(38,746)	$-	$(1,517,378)

Balance at December 31, 2022	-	-	291,433,430	291,433	-	-	43,332,886	(394,200)	(17,578,219)	93,982	7,114,513	32,860,395

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	81	-	-	480,718	-	-	-	-	480,799

Issuance of shares from Soylent acquisition	-	-	177,954,287	177,955	-	-	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-	-	-	-	-	-	2,785,714	2,785,714

Skylar purchase price acquistion adjustments	-	-	-	-	-	-	-	-	-	-	(482,380)	(482,380)

Net income	-	-	-	-	-	-	-	-	(1,721,546)	58,416	-	(1,663,130)

Balance at March 31, 2023	-	$-	469,468,966	$469,469	-	$-	$70,328,793	$(394,200)	$(19,299,765)	$152,398	$9,417,847	$60,674,542

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	81	-	-	538,957	-	-	-	-	539,038

Soylent acquisition measurement period adjustment	-	-	-	-	-	-	(38,041)	-	-	-	-	(38,041)

Net income	-	-	-	-	-	-	-	-	(6,018,240)	67,377	-	(5,950,863)

Balance at June 30, 2023	-	$-	469,550,215	$469,550	-	$-	$70,829,709	$(394,200)	$(25,318,005)	$219,775	$9,417,847	$55,224,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Provided by Operating Activities:
Net (loss) income	$(7,613,993)	$218,525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Contributed services	38,778	84,317
Stock based compensation	962,776	257,305
Depreciation	7,942	-
Amortization of intangible assets	718,856	-
Amortization of debt discount	62,716	-
Loss on fair value of Share Adjustment	5,895,771	-
Changes in operating assets and liabilities:
Accounts receivable, related party	109	(827,738)
Accounts receivable	292,788	-
Prepaid expenses and other assets	(392,659)	306,616
Inventory	(4,869,563)	-
Operating lease right of use asset	39,759	-
Accounts payable	4,951,190	(8,282)
Other payables and accrued liabilities, related party	(1,278)	(91,633)
Other payables and accrued liabilities	(1,759)	(541,276)
Operating lease liability	(42,438)	-

Net Cash Provided By (Used In) Operating Activities	48,995	(602,166)

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	134,379	-
Purchases of intangibles	(183,887)	-

Net Cash Used In Investing Activities	(49,508)	-

Cash Flows From Financing Activities:
Advances / loans from related parties	800,000	472,500
Proceeds from notes receivable	95,640	-
Payments on notes payable	(62,002)	(53,822)
Proceeds from Line of Credit	900,000	-
Payment on Line of Credit	(1,356,500)	-
Proceeds from issuance of common stock	-	150,494
Repurchase of common stock	(65,700)	(65,700)

Net Cash Provided By Financing Activities	311,438	503,472

Net Increase (Decrease) In Cash	310,925	(98,694)

Cash - Beginning of Period	1,480,371	338,863

Cash - End of Period	$1,791,296	$240,169

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$301,491	$33,631
Income taxes	$-	$-

Noncash operating and financing activities:
Non-cash issuance of stock payable	$-	$654,166
Reclass of offering costs to additional paid-in capital	$-	$135,434
Estimated fair value of shares issued in acquisitions	$26,693,143	$-
Estimated fair value of shares payable to be issued for acquisitions	$39,446,695	$-
Debt discount on notes payable issued with warrants	$18,282	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II. Inc. (“First Merger Sub”) completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc. (“Skylar Inc.”). The Skylar Acquisition consisted of First Merger Sub merging with and into Skylar Inc. (“First Merger”) with Skylar Inc. being the surviving corporation, and immediately following the First Merger, and as part of the same overall transaction as the First Merger, Skylar Inc. merged with and into Second Merger Sub (the “Second Merger”) with the Second Merger Sub being the surviving entity Skylar Body, LLC (“Skylar”). Skylar is a wholly-owned subsidiary of STCB.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $25.3 million at June 30, 2023 including the impact of its net loss of approximately $7.6 million for the six months ended June 30, 2023. Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2023. The Company’s ability to continue with this trend is unknown. On August 8, 2023, the Company restructured and consolidated $4.0 million of notes payable to Ross Sklar into a single maturity date and interest rate. All incorporated notes were restructured into the Consolidated Secured Promissory Note with interest-only payments through December 31, 2024 at which point in time $4,000,000 will be due in full (refer to Note 15). The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Our consolidated subsidiaries at June 30, 2023 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

Accounts Receivable

We measure accounts receivable at amortized cost. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. We calculate the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our partners and customers. The allowance for uncollectible amounts is evaluated quarterly and was zero as of June 30, 2023 and December 31, 2022.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash, accounts receivable, accounts payable, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2023 and December 31, 2022.

The following table summarized the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of June 30, 2023:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of potential Share Adjustment	$43,039,132	$-	$-	$43,039,132
Total Liabilities	$43,039,132	$-	$-	$43,039,132

Pursuant to the Soylent acquisition, the Company may be required to issue the Share Adjustment (as defined in Note 5) to the former owners of Soylent based upon the stock price of the company on the Adjustment Date (as defined in Note 5). The Company engaged a third-party valuation firm to estimate the fair value of this contingent liability by performing a Monte Carlo simulation to forecast the value of the Company’s stock and the implied value of the Share Adjustment. See NOTE 5 – ACQUISITIONS for further discussion.

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

Revenue Recognition

STCB, excluding its subsidiaries, earns a majority of its revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. STCB licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is determined beforehand in each agreement. The Company recognizes its revenue under these licensing agreements only when sales are made by TSG or other related parties to a third party.

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

The Company applies the following five-step model in order to determine this amount: (i) Identify the contract with a customer; (ii) Identify the performance obligation in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and six months ended June 30, 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Six Months Ended June 30,
	2023	2022
Warrants	39,350,000	-
Potential shares issuable under acquisition Share Adjustments	430,885,271	-
Total	470,435,271	-

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the six months ended June 30, 2023 and 2022, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual obligations as of June 30, 2023 are approximately $1,120,000, $1,670,000 and $20,000 for the years ending December 31, 2023, 2024, and 2025, respectively.

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

AOS, the Company’s wholly owned subsidiary leases its corporate office (“AOS Lease”). The AOS Lease is classified as an operating lease and has a term of 2 years, for approximately 1,372 square feet of office space located in West Hollywood, California. The lease expires in September 2023 and has a monthly base rental of $7,564 which increases 4% each year. The remaining weighted average term is 0.25 years. In March 2022, AOS entered into a sublease, whereby, the sublessor will take over the entire AOS Lease office space and the lease payment until the completion of the original AOS Lease term.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 11 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of June 30, 2023. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the three or six months ended June 30, 2023 and 2022.

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

We review goodwill for impairment at least annually or more frequently if indicators of impairment exist. Our goodwill impairment test may require the use of qualitative judgements and fair-value techniques, which are inherently subjective. Impairment loss, if any, is recorded when a reporting units’ fair value of goodwill is less than its carrying value.

No impairment losses related to goodwill were recognized for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022 goodwill was $72,451,497 and $32,836,563, respectively.

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

The Company has the following reportable segments:

Starco Brands. The Starco Brands segments generate revenue through the development and sales of consumer good products. The Starco Brands segment includes STCB, AOS, Whipshots Holdings and Whipshots LLC.

Skylar. The Skylar segment generates revenue through the sale of fragrances.

Soylent. The Soylent segment generates revenue through the sale of nutritional products, mainly drinks.

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Six Months Ended June 30, 2023
	Starco Brands	Skylar	Soylent[1]	Total
Gross revenues	$7,728,941	$4,029,944	$16,894,186	$28,653,071
Cost of revenues	1,513,317	1,087,536	12,745,360	15,346,213
Gross profit	$6,215,624	$2,942,408	$4,148,826	$13,306,858

	Six Months Ended June 30, 2022
	Starco Brands[2]	Skylar[3]	Soylent[4]	Total
Gross revenues	$2,153,493	$-	$-	$2,153,493
Cost of revenues	-	-	-	-
Gross profit	$2,153,493	$-	$-	$2,153,493

[1]	The Company does not include results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.
[2]	The Company does not include results for AOS within the Starco Brands segment for the six months ended June 30, 2022, as AOS was not yet a subsidiary of the Company.

[3]	The Company does not report results for Skylar for the six months ended June 30, 2022 as Skylar was not yet a subsidiary of the Company.

[4]	The Company does not report results for Soylent for the six months ended June 30, 2022 as Soylent was not yet a subsidiary of the Company.

NOTE 5 – ACQUISITIONS

AOS Acquisition

On September 12, 2022, STCB, through its wholly-owned subsidiary Merger Sub, completed the AOS Acquisition. The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS is a maker of premium body and skincare products engineered to power and protect athletes. Starco acquired AOS as STCB is always looking for technologies and brands that have ability to scale and change behavior. In the world of sport, there are currently no brands that have successfully penetrated multiple categories of consumer products. AOS has historically been a personal care brand – offering products such as body wash, shampoo, deodorant and face wash. Starco Brands, through its relationship with TSG, has access to intellectual property that will allow AOS vertically integrate manufacturing and expand into multiple consumer product categories – OTC, sun care, air care, beverage, etc. The AOS Acquisition was completed through an all-stock deal, where the Company’s shares were issued at $0.19 per share, which amount was equal to the fair value of the stock on the acquisition date. As consideration for the Merger, the Company reserved an aggregate of 61,400,000 restricted shares of Company common stock (now Class A common stock) to issue to the AOS stockholders (such stockholders as of immediately prior to the closing of the Merger, the “AOS Stockholders”), 5,000,000 restricted shares of Class A common stock may be issued to the AOS Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the AOS Stockholders. An additional 5,000,000 restricted shares of Class A common stock may be issued to the AOS Stockholders contingent upon AOS meeting certain future sales metrics. Further, in the event that the AOS Stockholders have any indemnity claims against the Company or Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Class A common stock, which shall not exceed, in the aggregate, 5,000,000 additional shares of Class A common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any AOS Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), will receive cash in lieu of shares of Class A common stock at a value equal to $0.0982 per share.

The 5,000,000 additional restricted shares of Class A common stock to be issued after an 18-month indemnification period are deemed to be part of the consideration paid for the acquisition. The 5,000,000 earnout shares of Class A common stock to be issued are not deemed to be part of the consideration paid for the acquisition as management determined it is not probable that any of the earnout shares would be issued as certain future sales metrics are unlikely to be met. The 5,000,000 additional shares of Class A common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

As of June 30, 2023, the Company has paid $1,821 in cash to non-accredited investors. Additionally, the Company has held back $6,137 in cash, the equivalent of 62,499 shares to be paid to non-accredited investors.

The AOS Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$12,608,560

Assets acquired:
Cash and cash equivalents	200,661
Accounts receivable	153,764
Prepaid and other assets	167,565
Inventory	656,448
PP&E, net	16,622
Intangibles	17,309
Right of use asset	85,502
Total assets acquired	1,297,871

Liabilities assumed:
Accrued liabilities	562,919
Accounts payable	128,724
Right of use liability	87,539
Total liabilities assumed	779,182

Net assets acquired	518,689

Goodwill	$12,089,871

[1]	Consideration consists of the following: $1,821 cash paid to sellers at the acquisition date, $11,654,452 of shares transferred to sellers at the acquisition date, $4,147 of cash to be paid to sellers, $1,990 of cash holdback to be paid to sellers at the end of the holdback period and $946,149 of equity holdback to be paid to sellers at the end of the holdback period, which is 18-month holdback period from the date of the AOS Acquisition.

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the AOS Acquisition. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

The Company incurred approximately $845,000 in transaction costs related to the AOS Acquisition, primarily coming from legal, banking, accounting, and other professional service fees.

Skylar Acquisition

On December 29, 2022, STCB, through its wholly-owned subsidiaries First Merger Sub and Second Merger Sub, completed the Skylar Acquisition. In a two-step process, during the First Merger, First Merger Sub merged with and into Skylar Inc. and as part of the same overall transaction, during the Second Merger, Skylar Inc. merged with and into Second Merger Sub to result in Skylar as the surviving entity. Skylar is a wholly owned subsidiary of STCB. Skylar is a maker of fragrances that are hypoallergenic and safe for sensitive skin. Starco acquired Skylar as STCB is always looking for technologies and brands that have the ability to scale and change behavior. In the world of fragrances, there are no other brands that have successfully built clean, beautiful, premium incredibly well-scented and recyclable fragrance brands for consumers. Starco Brands, through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Skylar to vertically integrate manufacturing and expand, positioning Skylar to be the future of fragrance. The Skylar Acquisition was completed through a cash and stock deal, where the Company paid $2,000,000 in cash to settle debt and the Company’s common stock (now Class A common stock) was issued at $0.20 per share, which amount was equal to the fair value of the stock on the acquisition date. As consideration for the Skylar Acquisition, the Company reserved an aggregate of 68,622,219 restricted shares of Class A common stock to issue to the Skylar stockholders (such stockholders as of immediately prior to the closing of the Second Merger, the “Skylar Stockholders”), 11,573,660 restricted shares of Class A common stock may be issued to the Skylar Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the Skylar Stockholders. An additional 19,268,162 restricted shares of Class A common stock may be issued to Skylar Stockholders contingent upon Skylar meeting certain future sales metrics. Further, in the event that the Skylar Stockholders have any indemnity claims against the Company or Second Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Class A common stock, which shall not exceed, in the aggregate, 11,573,660 additional shares of Class A common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any Skylar Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, will receive cash in lieu of shares of Company common stock at a value equal to $0.17 per share.

The 11,573,660 additional restricted shares of Class A common stock to be issued after an 18-month indemnification period and the 19,268,162 earnout shares of Class A common stock to be issued if certain future sales metrics are met, are deemed to be part of the consideration paid for the acquisition. The 11,573,660 additional shares of Class A common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

As of June 30, 2023, the Company has paid $27,273 in cash to non-accredited investors.

The Skylar Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$21,417,681

Assets acquired:
Cash and cash equivalents	339,679
Accounts receivable	381,762
Prepaid and other assets	701,566
Inventory	2,508,287
PP&E, net	25,942
Intangibles	161,693
Customer relationships[2]	2,091,000
Trade names and trademarks[3]	6,557,000
Total assets acquired	12,766,929

Liabilities assumed:
Accrued liabilities	540,036
Accounts payable	2,425,524
Total liabilities assumed	2,965,560

Net assets acquired	9,801,369

Goodwill	$11,616,312

[1]	Consideration consists of the following: $2,039,345 cash paid to sellers at the acquisition date, $13,120,924 of shares transferred to sellers at the acquisition date, $571,428 of shares transferred to pay sellers expenses, $2,314,732 of equity holdback to be paid to sellers at the end of the holdback period and $3,371,252 of contingent shares payable.
[2]	Based on the valuation of the Skylar Acquisition, customer relationships, a new intangible asset was identified, and given a fair value of $2,091,000. The customer relationships intangible asset will be amortized over a period of 10 years.
[3]	Based on the valuation of the Skylar Acquisition, trade names and trademarks, a new intangible asset was identified, and given a fair value of $6,557,000. The trade names and trademarks intangible asset will be amortized over a period of 16 years.

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

Soylent Acquisition

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I completed the Soylent Acquisition. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients. Through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Soylent to vertically integrate manufacturing and expand, positioning Soylent to be the future of nutritional products. The Soylent Acquisition was completed through a cash and stock deal, where the Company paid $200,000 in cash as reimbursement of Soylent’s closing expenses and the Company’s shares were issued at $0.15 per share, which amount was equal to the fair value of the stock on the acquisition date. As consideration for the Soylent Acquisition, the Company reserved an (a) aggregate of up to 165,336,430 restricted shares of Class A common stock to Soylent shareholders, (b) 12,617,857 restricted shares of Class A common to satisfy existing Soylent change in control obligations, (c) up to 18,571,429 additional restricted shares of Class A common stock based on final determination of calculations of Soylent’s working capital, cash at closing, indebtedness at closing and certain unpaid transaction expenses in excess of the amount reimbursed by Starco (the “Opening Balance Holdback”), and (d) an adjustment to the shares of Class A common stock received by the Company Holders (as defined in the agreement) in the event that the trading price for STCB’s Class A common stock price per share on the first anniversary of the closing date (February 14, 2024, or the “Adjustment Date”) is below $0.35 per share of Class A common stock. If, on the Adjustment Date, STCB’s Class A common stock is trading below $0.35 per share of Class A common stock, STCB shall issue additional shares of Class A common stock based on the Closing Merger Consideration (as defined in the agreement) after adjustments divided by the trading price (which must be below $0.35 per share for any additional shares to be issued) minus the total share issuance after adjustments (such additional shares, the “Share Adjustment”). The fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $37,143,360. The fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.219 per share on June 30, 2023 or an approximate share adjustment value of $43,039,132.

The Soylent Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$66,822,218

Assets acquired:
Cash and cash equivalents	372,423
Accounts receivable	5,617,270
Prepaid and other assets	854,506
Inventory	13,514,907
PP&E, net	8,568
Intangibles[2]	10,120,261
Total assets acquired	30,127,935

Liabilities assumed:
Accounts payable	6,560,421
Accrued liabilities	690,610
Line of credit	4,800,000
Total liabilities assumed	12,051,031

Net assets acquired	8,076,904

Goodwill	$48,745,313

[1]	Consideration consists of the following: $200,000 cash paid for Soylent’s transaction closing costs at the acquisition date, $26,693,143 of shares transferred to sellers at the acquisition date, $2,785,714 of equity holdback to be paid to sellers at the end of the indemnity period and an estimated $37,143,360 of stock payable liability to be paid as part of the $0.35 per share adjustment on the Adjustment Date. The stock payable was assessed under ASC 480 and ASC 815 and determined that classification as a liability was appropriate.
[2]	Based on the valuation of the Soylent Acquisition, trade names and trademarks, a new intangible asset was identified, and given a preliminary fair value of $10,000,000. The trade names and trademarks intangible asset will be amortized over a period of 16 years.

The preliminary purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The Company will utilize recognized valuation techniques as part of its final valuation of the Soylent Acquisition, which is expected to be complete in Q3 2023. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

Soylent incurred approximately $5.7 million in transaction costs related to the Soylent Acquisition, primarily coming from legal, banking, accounting, and other professional service fees.

NOTE 6 – NOTES PAYABLE

In September 2021, the Company received a financing loan for its Directors and Officers Insurance (“D&O Loan #1”). D&O Loan #1 bore interest at 4.4% and required monthly payments through June 2022. In 2022, the Company paid off the $53,822 principal balance as of December 31, 2021 prior to the maturity date in June 2022.

In September 2022, the Company received a second financing loan for its Directors and Officers Insurance (“D&O Loan #2”, and together with D&O Loan #1 the “D&O Loans”). D&O Loan #2 bore interest at 5.82% and required monthly payments through June 2023. D&O Loan #2 has been paid off in its entirety as of June 30, 2023.

For the three months ended June 30, 2023 and 2022 the D&O Loans incurred approximately $303 and $260, respectively, of interest expense. For the six months ended June 30, 2023 and 2022 the D&O Loans incurred approximately $1,057 and $756, respectively, of interest expense.

On February 10, 2023 the Company’s subsidiary Soylent entered into a line of credit with a revolving credit commitment of $5,000,000. The revolving credit commitment bear interest at a rate per annum equal to the greater of (a) two and half percent (2.5%) and (b) prime rate plus one percent (1%). The revolving credit commitment has a maturity date of February 10, 2024. If the Company defaults on the revolving credit commitment, the default interest rate will bear an additional interest at a fluctuating rate equal to five percent (5%) per annum higher than the applicable interest rate.

See Note 8 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

Whipshots

On September 8, 2021, Whipshots LLC, entered into an Intellectual Property Purchase Agreement (the “Whipshots IP Agreement”) effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Whipshots IP Agreement provided that Seller would sell Whipshots LLC (“Buyer”) the trademarks “Whipshotz” and “Whipshots,” the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”). The purchase price (“Purchase Price Payment”) for the Acquired Assets is payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues collected by the Buyer solely from Buyer’s sale of Whipshots/Whipshotz products. The Purchase Price Payment shall be subject to a minimum amount in each contract year and the maximum aggregate amount payable to Seller under the Whipshots IP Agreement between $140,000 and $2,000,000 based on revenues generated by the products. In connection with this agreement the Company paid $20,000 during 2021 and $38,620 in 2023 and the Company has accrued $145,000 to be paid pursuant to this agreement in 2024, all of which has been recorded as an indefinite-lived intangible asset.

On September 14, 2021, the Whipshots LLC entered into a License Agreement (“Whipshots License Agreement”) with Washpoppin Inc., (“Licensor”) a New York corporation. Pursuant to the Whipshots License Agreement, Licensor shall license to the Company certain Licensed Property (as defined in the Whipshots License Agreement) of the recording artist professionally known as “Cardi B” (the “Artist”). As part of the Whipshots License Agreement, in exchange for royalty rates based on Net Sales (as defined in the Whipshots License Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Whipshots License Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company, through Whipshots LLC has committed to a minimum royalty payment under the Whipshots License Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. During the three months ended June 30, 2023 and 2022 the Company incurred expenses related to this agreement of approximately $275,000 and $127,000, respectively. During six months ended June 30, 2023 and 2022 the Company incurred expenses related to this agreement of approximately $550,000 and $254,000, respectively.

AOS Acquisition

Following the 18-month holdback period from the date of the AOS Acquisition, the Company expects to issue AOS Stockholders up to an aggregate 4,979,731 shares of Class A common stock, for which it has recorded $946,149 equity consideration payable, and $1,990 in cash that are currently being held back.

Skylar Acquisition

Following the 18-month holdback period from the date of the Skylar Acquisition, the Company expects to issue Skylar Stockholders an aggregate 11,573,660 shares of Class A common stock that are currently being held back. Additionally, and contingent upon Skylar meeting certain future sales metrics over the earn out period, the Company expects to issue an additional 19,268,162 shares of its Class A common stock to Skylar Stockholders. As of June, 2023, the Company expects to pay the Skylar Stockholders the contingent 19,268,162 shares of Class A common stock for meeting certain sales metrics. The value of the holdback shares and contingent shares is approximately $2,314,732 and $3,371,252, respectively.

Soylent Acquisition

Following the determination of the Opening Balance Holdback, the Company expects to issue the Soylent Stockholders up to an aggregate of 18,571,429 shares of Class A common stock which are currently being held back. Following the Adjustment Date of the Soylent Acquisition and dependent on the Company’s stock price on that date relative to $0.35, STCB may be required to issue the Share Adjustment to the Soylent Stockholders. Based upon the Company’s stock price as of June 30, 2023, the Company estimated the fair value of the potential obligation was $43,039,132 and amounted to 376,674,289 shares of Class A common stock. This contingent obligation is recorded as potential Share Adjustment on the balance sheet.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three months ended June 30, 2023 and 2022 STCB paid an aggregate of $32,850 and $32,850, respectively, to Mr. Lang and Mr. Goldrod. In the six months ended June 30, 2023 and 2022 STCB paid an aggregate of $65,700 and $65,700, respectively, to Mr. Lang and Mr. Goldrod. As of June 30, 2023, the Company has settled repurchase transfers of 1,388,771 shares, and anticipates that the remaining shares to be transferred will be settled in 2023. The share repurchases are recorded as treasury stock payable on the balance sheet.

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

See Note 15 – Subsequent Events for the consolidation of the January 24, 2020 Note, June 28, 2021 Note, September 17, 2021 Note, December 13, 2021 Note, December 29, 2022 Note and the March 3, 2023 Note.

As of June 30, 2023 and December 31, 2022, the outstanding principal due to Mr. Sklar was $4,472,500 and $3,672,500, respectively. As of June 30, 2023 and December 31, 2022 there was $5,682 and $6,960 of accrued interest due on these notes, respectively.

For the three months ended June 30, 2023 and 2022 the notes to Mr. Sklar incurred interest expense of approximately $97,527 and $ 15,795, respectively. For the six months ended June 30, 2023 and 2022 the notes to Mr. Sklar incurred interest expense of approximately $177,983 and $30,280, respectively.

Other Related Party Transactions

During the three months ended June 30, 2023 and 2022, the Company incurred zero, respectively, of marketing expense from The Woo while David Dreyer, STCB’s Chief Marketing Officer, was also Managing Director at The Woo. Mr. Dreyer left The Woo in February 2022. During the six months ended June 30, 2023 and 2022, the Company incurred zero and $87,044, respectively, of marketing expense from The Woo while David Dreyer was also Managing Director at The Woo.

During the three months ended June 30, 2023 and 2022, the Company recognized revenue from related parties of $2,950,350 and $1,230,219, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized revenue from related parties of $5,737,835 and $2,153,493, respectively There were $2,939,166 and $2,107,015 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of June 30, 2023 and December 31, 2022, respectively. All revenues earned in relation to these accounts receivable is from related parties. Ross Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance for its initial production of Whipshots, recorded as note receivable, related party in the Company’s consolidated balance sheets. The note carries no interest and is payable on demand. There was no balance of the note receivable as of June 30, 2023 and $95,640 due as of December 31, 2022.

During the three months ended June 30, 2023 and 2022, the Company received contributed services at a value of approximately $14,729 and $47,923, respectively. During the six months ended June 30, 2023 and 2022, the Company received contributed services at a value of approximately $35,778, and $102,785, respectively. These costs are expensed and recorded as additional paid-in capital in the period the services are provided.

NOTE 9 – STOCK WARRANTS

On September 12, 2022, the Company entered into agreements with members of the Board and consultants for services to be performed. As consideration therefore, the Company granted those individuals stock warrants to purchase an aggregate of 33,150,000 shares of common stock. The warrants vest over a three-year term and expire five years from the vesting date. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On November 1, 2022, the Company entered into an agreement with a consultant for services to be performed. As consideration therefore, the Company granted the consultant stock warrants to purchase 100,000 shares of common stock. The warrants vest over a one-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On November 3, 2022, the Company entered into an agreement with a consultant for services to be performed. As consideration therefore, the Company granted the consultant stock warrants to purchase 5,000,000 shares of common stock. The warrants vest over a three-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On December 29, 2022, the Company entered into an agreement with Ross Sklar, for 285,714 warrants to purchase shares of common stock to be issued as a funding fee for the $2,000,000 secured promissory note (see Note 7). The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On March 3, 2023, the Company entered into an agreement with Ross Sklar, for 114,286 warrants to purchase shares of Class A common stock to be issued as a funding fee for the $800,000 secured promissory note (see Note 7). The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On June 1, 2023, the Company entered into an agreement with a consultant for services to be performed. As consideration therefore, the Company granted the consultant stock warrants to purchase 150,000 shares of common stock. The warrants vest over a three-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

					Risk-
	Number of				free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0 years	$4,088,769
11/01/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0 years	$8,116
11/03/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0 years	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0 years	$54,401
03/03/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0 years	$18,710
06/01/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0 years	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,550,000	$1.03	$0.82	$-
Issued	-	$-	$-	$-
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding, June 30, 2022	2,550,000	$1.03	$0.82	$-

Outstanding, December 31, 2022	41,085,714	0.24	4.64	45,714
Issued	264,286	$0.11	$5.38	$12,571
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	2,000,000	$1.05	$-	$-
Outstanding, June 30, 2023	39,350,000	$0.20	$4.27	$44,000

Exercisable, June 30, 2023	3,015,970	$0.19	$4.41	$44,000

The Company granted stock warrants to purchase an aggregate of 150,000 and zero shares of Class A common stock during the three months ended June 30, 2023 and 2022, respectively. The Company granted stock warrants to purchase an aggregate of 264,286 and zero shares of Class A common stock during the six months ended June 30, 2023 and 2022, respectively.

The fair value of stock warrants granted and vested during the three months ended June 30, 2023 was $14,013 and $291,954 respectively. The fair value of stock warrants granted and vested during the six months ended June 30, 2023 was $32,723 and $570,603 respectively.

The fair value of stock warrants granted and vested during the three months ended June, 2022 was zero and $22,599 respectively. The fair value of stock warrants granted and vested during the six months ended June 30, 2022 was zero and $50,697 respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s common stock outstanding and exercisable as of June 30, 2023:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.00	250,000	1.25	$1.00	218,750
0.90	300,000	2.25	0.90	175,000
0.19	38,300,000	4.41	0.19	2,222,220
0.20	100,000	4.34	0.20	-
0.01	400,000	4.55	0.01	400,000
	39,350,000	4.37	$0.20	3,015,970

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $398,723 and $22,599 for the three months ended June 30, 2023 and 2022, respectively. Total compensation expense related to the stock warrants was $800,278 and $50,679 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $3,549,539 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of June 30, 2023 is $44,000 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.12, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 10 – STOCK PAYABLE

Stock Payable

The following summarizes the activity of stock payable during the six months ended June 30, 2023 and 2022:

	Amount	Shares
Ending balance - December 31, 2021	$654,166	782,570
Additions	162,498	162,498
Issuances	(816,664)	(945,068)
Ending balance – June 30, 2022	$-	-

	Amount	Shares
Ending balance - December 31, 2022	$-	-
Additions	43,201,630	376,836,787
Issuances	(162,498)	(162,498)
Ending balance – June 30, 2023	$43,039,132	376,674,289

NOTE 11 – LEASES

The following table presents net lease cost and other supplemental lease information:

Six Months Ended
June 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$47,087
Short term lease cost	-
Sublease income	(47,087)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$47,087
Operating lease – operating cash flows (liability reduction)	$42,438
Current leases – right of use assets	$21,594
Current liabilities – operating lease liabilities	$19,167
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$21,594
Weighted-average remaining lease term (in years)	0.25
Weighted-average discount rate	2.1%

The Company did not have any leases for the six months ended June 30, 2022.

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended June 30, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	19,777
Total future minimum lease payments	19,777
Less: Imputed Interest	(610)
Present value of net future minimum lease payments	$19,167

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

June 31, 2023
Computer equipment	$39,669
Tools and equipment	33,225
Furniture and equipment	16,701
Property and equipment, gross	89,595
Less: Accumulated depreciation	(63,096)
Property and equipment, net	$26,499

December 31, 2022
Computer equipment	$25,913
Tools and equipment	16,434
Furniture and equipment	217
Property and equipment, gross	42,564
Less: Accumulated depreciation	(16,691)
Property and equipment, net	$25,873

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	June 30, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names and trademarks	$17,267,904	$1,220,798	$16,047,106
Customer relationships	2,091,000	65,344	2,025,656
Formulas	135,000	-	135,000
Domain names	75,750	35,704	40,046
Intangible Assets	$19,569,654	$1,321,846	$18,247,808

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Formulas	$135,000	$-	$135,000
Domain names	44,002	599	43,403
Trademark	20,000	-	20,000
Intangible Assets	$199,002	$599	$198,403

As of June 30, 2023, future expected amortization expense of Intangible assets was as follows:

Fiscal Period:
Remainder of 2023	$1,346,107
2024	2,625,630
2025	2,625,630
2026	2,625,630
2027	2,625,630
Thereafter	6,399,181
Total amortization remaining	$18,247,808

The changes in the carrying amounts of goodwill during the six months ended June 30, 2023 were as follows.

Balance at December 31, 2022	$32,836,563
Acquisition of Soylent	48,745,313
Measurement period adjustments	(9,130,380)
Balance at June 30, 2023	$72,451,496

As of June 30, 2023, $12,089,871 of goodwill recognized is allocated to the STCB segment, $11,616,312 of goodwill recognized is allocated to the Skylar segment, and $48,745,313 of goodwill recognized is allocated to the Soylent segment.

NOTE 14 – INVENTORY

Inventory by major class are as follows:

	June 30, 2023	December 31, 2022
Raw materials	8,147,872	1,294,864
Finished goods	12,910,251	1,738,789
Total inventory	$21,058,123	$3,033,653

NOTE 15 – SUBSEQUENT EVENTS

On August 8, 2023, the Company’s Board of Directors approved the restructuring and consolidation of the January 24, 2020 Note, June 28, 2021 Note, September 17, 2021 Note, December 13, 2021 Note, December 29, 2022 Note and the March 3, 2023 Note (collectively, the “Prior Notes”) between Starco Brands, Inc. (“Borrower”) and Ross Sklar (“Lender”) with the goal of consolidating maturity dates and interest rates into one “Consolidated Secured Promissory Note,” as reported on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2023. The aggregate principal amount of the Prior Notes, and current principal amount of the Consolidated Secured Promissory Note is $4,000,000. All incorporated notes were restructured into the Consolidated Secured Promissory Note with interest-only payments through December 31, 2024 at which point in time $4,000,000 will be due in full. The Consolidated Secured Promissory Note is secured by the assets of STCB and the interest rate is Prime+2%. The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Consolidated Secured Promissory Note) and as presented in Note 8:

	Outstanding Balance	Original maturity	Original rate	Revised maturity	Revised rate
Note #1	$100,000	7/19/2023	4%	12/31/2024	Prime+2%
Note #2	100,000	6/28/2023	4%	12/31/2024	Prime+2%
Note #3	500,000	9/17/2023	4%	12/31/2024	Prime+2%
Note #4	500,000	12/13/2023	4%	12/31/2024	Prime+2%
Note #5	2,000,000	8/1/2023	Prime + 4%	12/31/2024	Prime+2%
Note #6	800,000	7/1/2023	Prime + 4%	12/31/2024	Prime+2%
	$4,000,000

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

We continue to strive towards becoming a leading brand owner and third-party marketer of cutting edge technologies in the consumer products marketplace whose success is expected to increase stockholder value. The Company will continue to evaluate this and other opportunities to further set its strategy for 2024 and beyond.

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

Results of Operations

Comparison of the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	June 30,	June 30
	2023	2022	Change
Revenues	$17,509,270	$1,230,219	$16,279,051
Cost of goods sold	10,258,463	-	10,258,463
Gross profit	7,250,807	1,230,219	6,020,588
Operating expenses:
Compensation expense	2,047,972	92,949	1,955,023
Professional fees	1,397,442	179,468	1,217,974
Marketing, General and administrative	5,041,441	730,479	4,310,962
Marketing, related party	-	44,570	(44,570)
Fair value share adjustment loss	4,716,617	-	4,716,617
Total operating expense	13,203,472	1,047,466	12,156,006
Income (loss) from operations	(5,952,665)	182,754	(6,135,419)
Other expense (income):
Interest expense	264,201	17,040	247,161
Other (income)	(266,003)	-	(266,003)
Total other (income) expense	(1,802)	17,040	(18,842)
Income (loss) before provisions for income taxes	(5,950,863)	165,714	(6,116,577)
Provision for income taxes	-	-	-
Net income (loss)	(5,950,863)	165,714	(6,116,577)
Net income attributable to non-controlling interest	67,377	35,163	32,114
Net income (loss) attributable to Starco Brands	$(6,018,240)	$130,551	$(6,148,791)

Revenues

For the three months ended June 30, 2023, the Company recorded revenues of $17,509,270 compared to $1,230,219 for the three months ended June 30, 2022, an increase of $16,279,051 or 1323%. The increase in the current period was largely due to sales from acquired businesses AOS, Skylar and Soylent from the date of their acquisitions and growth in royalty revenues. Royalty revenue represented 17% and 100%, or $3.0 million and $1.2 million, respectively. The increase in royalty revenue in the current period was largely due to growth in royalties from sales of Whipshots® which was experiencing its initial market rollout during the same period last year.

Operating Expenses

For the three months ended June 30, 2023, compensation expense increased $1,955,023, or 2103% to $2,047,972 compared to $92,949 for the three months ended June 30, 2022. The increase is a result of increases in warrant-based spending on independent contractors and the addition of compensation costs from the acquired AOS, Skylar and Soylent.

For the three months ended June 30, 2023, the Company incurred $1,397,442 in professional fees compared to $179,468 in the prior period, an increase of $1,217,974, or 679%. Professional fees are mainly for accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in the current period ended June 30, 2023 is primarily due to an increase in banking, legal, and audit fees related to the acquired businesses Soylent, Skylar, and AOS.

For the three months ended June 30, 2023, the Company incurred $5,041,441 in marketing, general and administrative expense as compared to $730,479 for the three months ended June 30, 2022, an increase of $4,310,962, or 590%. The increase can be attributed to addition of the acquired businesses and an increase in spending on marketing and increased amortization expense.

For the three months ended June 30, 2023, the Company incurred no related-party marketing expenses as compared to $44,570 for the three months ended June 30, 2022, a decrease of $44,570 or 100%. The decrease for the period can be attributed to us no longer classifying marketing expense from a third-party firm as “related party” once our executive vice president of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

For the three months ended June 30, 2023, the Company incurred a fair value share adjustment loss of $4,716,617. This was due to the fair values of the Soylent sellers’ rights to potentially receive additional Starco shares increasing from $0.195 per share to $0.219 per share from March 31, 2023 to June 30, 2023, respectively.

Other Income and Expense

For the three months ended June 30, 2023, we had total other income of $1,801 compared to other expense of $17,040 for the three months ended June 30, 2022. For the three months ended June 30, 2023, the Company had interest expense of $264,201 compared to interest expense of 17,040 for the three months ended June 30, 2022. For the three months ended June 30, 2023, the Company had other income of $266,003 compared to no other income for the three months ended June 30, 2022.

Net Income (Loss)

For the three months ended June 30, 2023, the Company recorded a net loss of $5,950,863 million as compared to net income of $165,714 for the three months ended June 30, 2022. The change from net income to a net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders and by increases in expenses from the acquired businesses AOS, Skylar and Soylent.

Comparison of the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	June 30,	June 30
	2023	2022	Change
Revenues	$28,653,071	$2,153,493	$26,499,578
Cost of goods sold	15,346,213	-	15,346,213
Gross profit	13,306,858	2,153,493	11,153,365
Operating expenses:
Compensation expense	3,473,589	219,826	3,253,763
Professional fees	2,796,744	237,974	2,558,770
Marketing, General and administrative	8,726,107	1,313,660	7,412,447
Marketing, related party	-	131,614	(131,614)
Fair value share adjustment loss	5,895,771	-	5,895,771
Total operating expense	20,892,211	1,903,074	18,989,138
Income (loss) from operations	(7,585,353)	250,420	(7,835,773)
Other expense (income):
Interest expense	361,514	31,895	329,619
Other (income)	(332,874)	-	(332,874)
Total other (income) expense	28,640	31,895	(3,255)
Income (loss) before provisions for income taxes	(7,613,993)	218,525	(7,832,518)
Provision for income taxes	-	-	-
Net income (loss)	(7,613,993)	218,525	(7,832,518)
Net income attributable to non-controlling interest	125,793	35,163	90,630
Net income (loss) attributable to Starco Brands	$(7,739,786)	$183,362	$(7,923,148)

Revenues

For the six months ended June 30, 2023, the Company recorded revenues of $28,653,071 compared to $2,153,493 for the six months ended June 30, 2022, an increase of $26,499,578 or 1231%. The increase in the current period was largely due to sales from acquired businesses AOS, Skylar and Soylent from the date of their acquisitions and growth in royalty revenues. Royalty revenue represented 20% and 100%, or $5.7 million and $2.1 million, respectively. The increase in royalty revenue in the current period was largely due to growth in royalties from sales of Whipshots® which was experiencing its initial market rollout during the same period last year,

Operating Expenses

For the six months ended June 30, 2023, compensation expense increased $3,253,763, or 1480% to $3,473,589 compared to $219,826 for the six months ended June 30, 2022. The increase is a result of increases in warrant-based spending on independent contractors and the addition of compensation costs from the acquired AOS, Skylar and Soylent.

For the six months ended June 30, 2023, the Company incurred $2,796,744 in professional fees compared to $237,974 in the prior period, an increase of $2,558,770, or 1075%. Professional fees are mainly for accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in the current period ended June 30, 2023 is primarily due to an increase in banking, legal, and audit fees related to the acquired businesses Soylent, Skylar, and AOS.

For the six months ended June 30, 2023, the Company incurred $8,726,107 in marketing, general and administrative expense as compared to $1,313,660 for the six months ended June 30, 2022, an increase of $7,412,447, or 564%. The increase can be attributed to the addition of the acquired businesses and an increase in spending on marketing and amortization expense.

For the six months ended June 30, 2023, the Company incurred no related-party marketing expenses as compared to $131,614 for the six months ended June 30, 2022, a decrease of $131,614 or 100%. The decrease for the period can be attributed to us no longer classifying marketing expense from a third-party firm as “related party” once our executive vice president of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

For the six months ended June 30, 2023, the Company incurred a fair value share adjustment loss of $5,895,771. This was due to the fair values of the Soylent sellers’ rights to potentially receive additional Starco shares increasing from $0.189 per share to $0.219 per share from February 14, 2023 to June 30, 2023, respectively

Other Income and Expense

For the six months ended June 30, 2023, we had total other expense of $28,640 compared to other expense of $31,895 for the six months ended June 30, 2022. For the six months ended June 30, 2023, the Company had interest expense of $361,514 compared to interest expense of 31,895 for the six months ended June 30, 2022. For the six months ended June 30, 2023, the Company had other income of $332,874 compared to no other income for the six months ended June 30, 2022.

Net Income (Loss)

For the six months ended June 30, 2023, the Company recorded a net loss of $7,613,993 as compared to net income of $218,525 for the six months ended June 30, 2022. The change from net income to a net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders, which is partially offset by increases in expenses related to the acquisitions of AOS, Skylar and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $25.3 million at June 30, 2023. We received $311,438 in cash from financing activities for the six months ended June 30, 2023, due primarily to $1.4 million in line of credit and notes payables repayments, $0.9 million of line of credit advances and $0.8 million of loan advances from Ross Sklar. This compared to net cash received from financing activities of $503,472, primarily from related party advances of $0.5 million for the six months ended June 30, 2022. Outside of the line of credit financing and repayments, a majority of our financing activity consisted of payments to and from related parties.

Our net cash provided by operating activities was $48,995 for the six months ended June 30, 2023. Operating expenses for the six months ended June 30, 2023 totaling $12,703,472 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance and loss on share fair value adjustment.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bears interest at 4% per annum, compounds monthly, is unsecured, and matures two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note with Ross Sklar in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note is also convertible into the Class A common stock at the lender’s option and a conversion price of $0.29 per share. On December 29, 2022, STCB executed a sixth promissory note with Ross Sklar in the principal amount of $2,000,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on August 1, 2023, and included warrants to purchase 285,714 shares of the Company’s common stock at a price of $0.01 per share. On March 3, 2023, STCB executed a seventh promissory note with Ross Sklar in the principal amount of $800,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on July 1, 2023, and included warrants to purchase 114,286 shares of the Company’s common stock at a price of $0.01 per share. As of June 30, 2023 the loans outstanding to Ross Sklar had a principal amount of $4,472,500 and accrued interest of $5,682. On August 11, 2023, all of the notes with Ross Sklar, except for the fifth promissory note in the principal amount of $472,500 and convertible into Class A common stock at a conversion price of $0.29, were consolidated into a single Consolidated Secured Promissory Note which, among other things, amends the Maturity Date to December 31, 2024, is secured by the assets of STCB, and has a floating interest rate of Prime+2%.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $25.3 million at June 30, 2023 including the impact of its net loss of approximately $7.6 million for the six months ended June 30, 2023. Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2023. The Company’s ability to continue with this trend is unknown. On August 11, 2023, the Company restructured and consolidated $4.0 million of notes payable to Ross Sklar into a single maturity date and interest rate. All incorporated notes were restructured into the Consolidated Secured Promissory Note with interest-only payments through December 31, 2024 at which point in time $4,000,000 will be due in full (refer to Note 15). The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Working Capital Surplus (Deficit)

	June 30,	December 31,
	2023	2022
Current assets	$32,878,573	$7,971,639
Current liabilities	64,409,328	7,690,876
Working capital (deficit) surplus	$(31,530,755)	$280,763

The increase in current assets is primarily due to the increase in inventory on hand of $18,024,470, as well as an increase in accounts receivable of $5,324,373. Both the increase of inventory and accounts receivable are primarily related to the Soylent acquisition. The increase in current liabilities is primarily a result of the increase in stock payable of $43,039,132, an increase in accounts payable of $11,511,610, and the addition of a line of credit balance of $4,343,500. The increase of stock payable, accounts payable and notes payable are primarily due to the Soylent acquisition.

Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$48,995	$(602,166)
Net cash used in investing activities	(49,508)	-
Net cash provided by financing activities	311,438	503,472
Increase (decrease) in cash	$310,925	$(98,694)

Operating Activities

Net cash provided by operating activities was $48,995 for the six months ended June 30, 2023 was primarily due to an increase of accounts payable of $4,951,190, which was partially offset by an increase of inventory of $4,869,563.

Net cash used in operating activities was $602,166 for the six months ended June 30, 2022 and was primarily due to a decrease of accounts receivable, related party of 827,738 and a decrease in other payables and accrued liabilities of $527,546, which was partially offset by an increase in prepaid expenses and other assets of $306,616.

Investing Activities

Net cash used in investing activities was $49,508 for the six months ended June 30, 2023 and was primarily due to the purchase of intangibles in the amount of approximately $183,887 and was partially offset by cash received in the acquisition of a business of $134,379.

The Company did not have any net cash used in investing activities during the six months ended June 30, 2022.

Financing Activities

For the six months ended June 30, 2023 net cash provided by financing activities was $311,438, which primarily includes $1,700,000 from advances on the line of credit and related parties partially offset by $1,418,502 of repayments on the line of credit and notes payable.

For the six months ended June 30, 2022, net cash provided by financing activities was $503,472 which primarily includes $472,500 from advances from related parties.

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

Acquisition Accounting

We account for acquisitions in accordance with the acquisition method of accounting pursuant to ASC 805, Business Combinations. Accordingly, for each acquisition, we record the fair value of the assets acquired and liabilities assumed as of the acquisition date and recognize the excess of the consideration paid over the fair value of the net assets acquired as goodwill. For each acquisition, the fair value of assets acquired and liabilities assumed is determined based on assumptions that reasonable market participants would use to value the assets in the principal (or most advantageous) market.

In determining the fair value of the assets acquired and the liabilities assumed in connection with acquisitions, management engages third-party valuation experts. Management is responsible for these internal and third-party valuations and appraisals.

Revenue Recognition

STCB and its Whipshots and Whipshots Holdings subsidiaries currently earn a majority of their revenue as royalties from the licensing agreements it has with TSG, a related entity, and other related parties. STCB licenses the right for TSG to manufacture and sell certain Starco Brands products. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is determined beforehand in each agreement. The Company recognizes its revenue under these licensing agreements only when sales are made by TSG or other related parties to a third party.

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

We review goodwill for impairment at least annually or more frequently if indicators of impairment exist. Our goodwill impairment test may require the use of qualitative judgements and fair-value techniques, which are inherently subjective. Impairment loss, if any, is recorded when a reporting units’ fair value of goodwill is less than its carrying value.

No impairment losses related to goodwill were recognized for the six months ended June 30, 2023 and 2022.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the six months ended June 30, 2023 and 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2014 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2023, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the “Separation Agreements”) with Sanford Lang (“Mr. Lang”) and Martin Goldrod (“Mr. Goldrod”) whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the “Separation Benefits”). As consideration for the Separation Benefits, and not in addition to the same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the “Repurchases”). The Repurchases made during the second quarter of 2023 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2023 - 4/30/2023	73,693	$0.14	1,233,976	$153,300
5/1/2023 - 5/31/2023	78,934	$0.14	1,312,910	$142,350
6/1/2023 - 6/30/2023	75,861	$0.14	1,388,771	$131,400

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

1 Shares calculated are initial closing plus indemnification holdback plus contingent shares.

On March 3, 2023, the Company entered into an agreement with Ross Sklar for 114,286 warrants to purchase shares of Class A common stock to be issued as a funding fee for the $800,000 secured promissory note issued to Mr. Sklar on March 3, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.
3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.
10.1 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.
10.2 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.
10.3 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.
10.4 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.
10.5 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.
10.6 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021
10.7 (*)(+)	License Agreement, by and between Whipshots LLC, Washpoppin Inc., and “Cardi B,” dated as of September 14, 2021.
10.8 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.
10.9 (*)	Separation Agreement dated June 13, 2021 between Starco Brands, Inc. and Sanford Lang, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.10 (*)	Separation Agreement dated June 13, 2021 between Starco Brands, Inc. and Martin Goldrod, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 22, 2021.
10.11 (*)	Consolidated Secured Promissory Note issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.
10.12 (*)	Promissory Note issued in favor of Ross Sklar, dated February 14, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2022.

10.13 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023
10.14 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.
10.15 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.
10.16 (*)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 18, 2023.
31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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

STARCO BRANDS, INC
(Registrant)

By:	/s/ Kevin Zaccardi
Kevin Zaccardi
Interim-Chief Financial Officer and duly authorized officer
(Principal Financial and Accounting Officer)
August 16, 2023

