Form 10-Q
period 2023-09-30
Starco Brands, Inc.
filed 2023-11-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 13, 2023, there were 469,631,464 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock” and a new class of common stock was created which was referred to as “Class B common stock.” Throughout this report, any reference to common stock prior to February 9, 2023, shall represent the same number of Class A common stock following February 9, 2023.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,545,879	1,480,371
Accounts receivable, net, $2,625,713 and $2,107,015 from related party, respectively	10,570,541	2,555,525
Prepaid expenses and other assets	1,848,888	902,090
Inventory	19,228,288	3,033,653
Total Current Assets	33,193,596	7,971,639

Property and equipment, net	40,323	25,873
Operating lease right-of-use assets	-	61,353
Intangibles, net	31,950,516	198,403
Goodwill	58,081,660	32,836,563
Note receivable, related party	-	95,640

Total Assets	123,266,095	41,189,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	12,318,815	3,245,573
Other payables and accrued liabilities	2,133,861	1,135,803
Accrued interest, $5,681 and $6,960 from related party, respectively	42,134	6,960
Fair value of potential Share Adjustment	39,894,720	-
Treasury stock payable, current	98,550	131,400
Notes payable, $472,500 and $2,475,033 from related party, respectively	587,840	3,109,535
Line of Credit	4,663,500	-
Lease liability	-	61,605
Total Current Liabilities	59,739,420	7,690,876

Treasury stock payable, net of current portion	-	65,700
Loans payable, net of current portion, $4,000,000 and $572,500 from related party, respectively	4,000,000	572,500
Total Liabilities	63,739,420	8,329,076

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 469,631,464 and 291,433,430 shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	469,631	291,433
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	72,770,376	43,332,886
Treasury stock at cost	(394,200)	(394,200)
Equity consideration payable	9,417,847	7,114,513
Accumulated deficit	(22,990,975)	(17,578,219)
Total Starco Brands’ Stockholders’ Equity	59,272,679	32,766,413

Non-controlling interest	253,996	93,982
Total Stockholders’ Equity	59,526,675	32,860,395

Total Liabilities and Stockholders’ Equity	123,266,095	41,189,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue, $2,463,542 and $8,201,377 from related parties, for the three and nine months ended September 30, 2023, respectively, $1,441,361 and $3,594,854 from related parties for the three and nine months ended September 30, 2022, net	$17,673,046	$1,658,253	$46,326,117	$3,811,746

Cost of goods sold	9,364,322	343,994	24,710,535	343,994

Gross profit	$8,308,724	$1,314,259	$21,615,582	$3,467,752

Operating Expenses:
Compensation expense	$1,811,832	$176,148	$5,285,421	$395,974
Professional fees	1,380,680	884,558	4,177,424	1,122,532
Marketing, general and administrative	5,522,525	364,331	14,248,632	1,677,991
Marketing, related party	-	-	-	131,614
Fair value share adjustment loss (gain)	(3,144,411)	-	2,751,360	-
Total operating expenses	5,570,626	1,425,037	26,462,837	3,328,111

Income (loss) from operations	2,738,098	(110,778)	(4,847,255)	139,641

Other Expense (Income):
Interest expense	255,775	15,232	617,289	47,127
Other expense (income)	121,072	(8,161)	(211,802)	(8,161)
Total other expense (income)	376,847	7,071	405,487	38,966

Income (loss) before provision for income taxes	$2,361,251	$(117,849)	$(5,252,742)	$100,675
Provision for income taxes	-	-	-	-

Net income (loss)	$2,361,251	$(117,849)	$(5,252,742)	$100,675
Net income (loss) attributable to non-controlling interest	34,221	32,693	160,014	$67,856

Net income (loss) attributable to Starco Brands	$2,327,030	$(150,542)	$(5,412,756)	$32,819

Income (loss) per share, basic	$0.00	$(0.00)	$(0.01)	$0.00
Income (loss) per share, diluted	$0.00	$(0.00)	$(0.01)	$0.00

Weighted Average Shares Outstanding – Basic	469,550,215	172,236,263	439,484,590	163,557,744
Weighted Average Shares Outstanding – Diluted	873,264,758	172,236,263	439,484,590	163,885,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Equity Consideration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Payable	(Deficit)
Balance at December 31, 2021	-	-	159,140,665	$159,141	-	$-	15,950,403	(394,200)	(18,388,186)	(73,909)	-	$(2,746,751)

Estimated fair value of contributed services and stock-based compensation	-	-	-	-	-	-	54,862	-	-	-	-	54,862

Estimated fair value of warrants issued	-	-	-	-	-	-	53,741	-	-	-	-	53,741

Net income	-	-	-	-	-	-	-	-	40,949	11,862	-	52,811

Balance at March 31, 2022	-	$-	159,140,665	$159,141	-	$-	$16,059,006	$(394,200)	$(18,347,237)	$(62,047)	$-	$(2,585,337)

Estimated fair value of contributed services	-	-	216,664	216	-	-	263,641	-	-	-	-	263,857

Estimated fair value of warrants issued	-	-	-	-	-	-	22,599	-	-	-	-	22,599

Issuance of shares for cash	-	-	151,250	151	-	-	150,343	-	-	-	-	150,494

Recognition of deferred offering costs	-	-	-	-	-	-	(135,434)	-	-	-	-	(135,434)

Issuance of shares related to stock payable	-	-	728,570	729	-	-	600,000	-	-	-	-	600,729

Net income	-	-	-	-	-	-	-	-	142,413	23,301	-	165,714

Balance at June 30, 2022	-	$-	160,237,149	$160,237	-	$-	$16,960,155	$(394,200)	$(18,204,824)	$(38,746)	$-	$(1,517,378)

Estimated fair value of contributed services	-	-	81,249	81	-	-	119,739	-	-	-	-	119,820

Estimated fair value of warrants issued	-	-	-	-	-	-	60,600	-	-	-	-	60,600

Issuance of shares related to AOS acquisition	-	-	61,328,805	61,329	-	-	11,598,135	-	-	-	-	11,659,464

Equity payable related to AOS acquisition	-	-	-	-	-	-	-	-	-	-	1,897,727	1,897,727

Net income	-	-	-	-	-	-	-	-	(150,542)	32,693	-	(117,849)

Balance at September 30, 2022	-	$-	221,647,203	$221,647	-	$-	$28,738,630	$(394,200)	$(18,355,366)	$(6,053)	$1,897,727	$12,102,385

Balance at December 31, 2022	-	-	291,433,430	291,433	-	-	43,332,886	(394,200)	(17,578,219)	93,982	7,114,513	32,860,395

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	81	-	-	480,718	-	-	-	-	480,799

Issuance of shares from Soylent acquisition	-	-	177,954,287	177,955	-	-	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-	-	-	-	-	-	2,785,714	2,785,714

Skylar purchase price acquisition adjustments	-	-	-	-	-	-	-	-	-	-	(482,380)	(482,380)

Net income	-	-	-	-	-	-	-	-	(1,721,546)	58,416	-	(1,663,130)

Balance at March 31, 2023	-	$-	469,468,966	$469,469	-	$-	$70,328,793	$(394,200)	$(19,299,765)	$152,398	$9,417,847	$60,674,542

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	81	-	-	538,957	-	-	-	-	539,038

Soylent acquisition measurement period adjustment	-	-	-	-	-	-	(38,041)	-	-	-	-	(38,041)

Net income	-	-	-	-	-	-	-	-	(6,018,240)	67,377	-	(5,950,863)

Balance at June 30, 2023	-	$-	469,550,215	$469,550.00	-	$-	$70,829,709	$(394,200)	$(25,318,005)	$219,775	$9,417,847	$55,224,676

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	$81	-	-	477,319	-	-	-	-	477,400

Soylent acquisition measurement period adjustment	-	-	-	-	-	-	1,463,348	-	-	-	-	1,463,348

Net income	-	-	-	-	-	-	-	-	2,327,030	34,221	-	2,361,251

Balance at September 30, 2023	-	$-	469,631,464	$469,631	-	$-	$72,770,376	$(394,200)	$(22,990,975)	$253,996	$9,417,847	$59,526,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:
Net (loss) income	$(5,252,742)	$100,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contributed services	45,450	384,076
Stock based compensation	1,440,175	136,940
Depreciation	12,718	4,202
Amortization of intangible assets	1,728,995	6,013
Amortization of debt discount	70,751	-
Loss on stock payable share adjustment	2,751,360	-
Changes in operating assets and liabilities:
Accounts receivable, related party	(70,188)	(1,186,398)
Accounts receivable	(2,327,559)	57,800
Prepaid expenses and other assets	98,634	662,756
Inventory	(1,630,204)	(54,513)
Operating lease right of use asset	61,353	-
Accounts payable	2,512,173	(174,733)
Other payables and accrued liabilities, related party	(1,279)	(21,745)
Other payables and accrued liabilities	335,148	(548,607)
Operating lease liability	(61,605)	-

Net Cash Used In Operating Activities	(286,820)	(633,533)

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	68,062	193,670
Purchases of intangibles	(233,108)	-
Purchases of property & equipment	(18,600)	-

Net Cash (Used In) Provided by Investing Activities	(183,646)	193,670

Cash Flows From Financing Activities:
Advances / loans from related parties	800,000	480,906
Issuance of common stock for business acquisition	(177,954)	-
Proceeds from notes payable	115,340	92,334
Proceeds from notes receivable	95,640	-
Payments to notes payable	(62,002)	(53,822)
Proceeds from Line of Credit	1,220,000	-
Payment to Line of Credit	(1,356,500)	-
Proceeds from issuance of common stock	-	150,494
Repurchase of common stock	(98,550)	(98,550)

Net Cash Provided By Financing Activities	535,974	571,362

Net Increase In Cash	65,508	131,499

Cash - Beginning of Period	1,480,371	338,863

Cash - End of Period	$1,545,879	$470,362

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$460,029	$55,584
Income taxes	$-	$-

Noncash operating and financing activities:
Non-cash issuance of stock payable	$-	$654,166
Reclass of offering costs to additional paid-in capital	$-	$135,434
Estimated fair value of shares issued in acquisitions	$28,118,450	$13,557,191
Estimated fair value of shares payable to be issued for acquisitions	$39,929,075	$-
Debt discount on notes payable issued with warrants	$18,282	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $23.0 million at September 30, 2023 including the impact of its net loss of approximately $5.3 million for the nine months ended September 30, 2023. Net cash used in operating activities was $0.3 million for the nine months ended September 30, 2023. The Company’s ability to continue with this trend is unknown. On August 8, 2023, the Company restructured and consolidated $4.0 million of notes payable to Ross Sklar into a single maturity date and interest rate. All incorporated notes were restructured into the Consolidated Secured Promissory Note with interest-only payments through December 31, 2024 and at that time the $4.0 million will be due in full (refer to Note 8). The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations, are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements of Starco Brands, Inc. include the accounts of STCB, our wholly owned subsidiary AOS, our wholly owned subsidiary Skylar, our wholly owned subsidiary Soylent, and our 96% owned subsidiary and its wholly owned subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with ASC 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Our consolidated subsidiaries at September 30, 2023 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and equity-based transactions at the date of the financial statements and the revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

Accounts Receivable

We measure accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. We calculate the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our partners and customers. The allowance for uncollectible amounts is evaluated quarterly, which is $358,318 and zero as of September 30, 2023 and December 31, 2022.

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

The carrying amount of the Company’s condensed consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2023 and December 31, 2022.

The following table summarized the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of September 30, 2023:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of potential Share Adjustment	$39,894,720	$-	$-	$39,894,720
Total Liabilities	$39,894,720	$-	$-	$39,894,720

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of depreciation. All Property and equipment with a cost of $2,000 or greater are capitalized. Depreciation is computed using straight-line over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

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

Whipshots, a 96% owned subsidiary, earns its revenues through the sale of vodka infused whipped cream. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, is recognized upon shipment of merchandise.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and nine months ended September 30, 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended September 30,
	2023	2022
Warrants	39,350,000	-
Potential shares issuable under acquisition Share Adjustments	325,785,637	-
Total	365,135,637	-

	Nine Months Ended September 30,
	2023	2022
Warrants	-	35,700,000
Unvested compensation shares	-	352,087
Total	-	36,404,174

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the three and nine months ended September 30, 2023 and 2022, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of September 30, 2023 are approximately $275,000, $1,670,000 and $20,000 for the years ending December 31, 2023, 2024, and 2025, respectively.

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

AOS, the Company’s wholly owned subsidiary leased its corporate office (“AOS Lease”). The AOS Lease was classified as an operating lease and had a term of 2 years, for approximately 1,372 square feet of office space located in West Hollywood, California. The lease expired in September 2023 and had a monthly base rental of $7,564 which increased 4% each year. At the end of the lease term in September 2023, the Company did not renew the lease. In March 2022, AOS entered into a sublease, whereby, the sublessor took over the entire AOS Lease office space and the lease payment until the completion of the original AOS Lease term.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the condensed consolidated balance sheet for long-term office leases. See Note 11 – Leases for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of September 30, 2023. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the three or nine months ended September 30, 2023 and 2022.

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

No impairment losses related to goodwill were recognized for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022 goodwill was $58,081,660 and $32,836,563, respectively.

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

Recently Issued Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – SEGMENTS

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

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Nine Months Ended September 30, 2023
	Starco Brands	Skylar	Soylent[1]	Total
Gross revenues	$11,326,255	$7,438,654	$27,561,208	$46,326,117
Cost of revenues	2,561,347	1,837,379	20,311,809	24,710,535
Gross profit	$8,764,908	$5,601,275	$7,249,399	$21,615,582

	Nine Months Ended September 30, 2022
	Starco Brands[2]	Skylar[3]	Soylent[4]	Total
Gross revenues	$3,811,746	$-	$-	$3,811,746
Cost of revenues	343,994	-	-	343,994
Gross profit	$3,467,752	$-	$-	$3,467,752

[1]	The Company does not include results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.

[2]	The Company does not include results for AOS within the Starco Brands segment prior to the date of acquisition, September 12, 2022, as AOS was not yet a subsidiary of the Company.

[3]	The Company does not report results for Skylar prior to the date of acquisition, December 29, 2022, as Skylar was not yet a subsidiary of the Company.

[4]	The Company does not report results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.

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

The 5,000,000 additional restricted shares of Class A common stock to be issued after an 18-month indemnification period are deemed to be part of the consideration paid for the acquisition. The 5,000,000 earnout shares of Class A common stock to be issued are not deemed to be part of the consideration paid for the acquisition as management determined none of the 5,000,000 earnout shares will be issued as sales metrics were not met. The 5,000,000 additional shares of Class A common stock that may be issued in the event of an indemnity claim against the Company are not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

As of September 30, 2023, the Company has paid $1,821 in cash to non-accredited investors. Additionally, the Company has held back $6,137 in cash, the equivalent of 62,499 shares to be paid to non-accredited investors.

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

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the AOS Acquisition. The above purchase price allocation is final and not subject to further change.

The Company incurred approximately $845,000 in transaction costs related to the AOS Acquisition, primarily coming from legal, banking, accounting, and other professional service fees.

Skylar Acquisition

On December 29, 2022, STCB, through its wholly-owned subsidiaries First Merger Sub and Second Merger Sub, completed the Skylar Acquisition. In a two-step process, during the First Merger, First Merger Sub merged with and into Skylar Inc. and as part of the same overall transaction, during the Second Merger, Skylar Inc. merged with and into Second Merger Sub to result in Skylar as the surviving entity. Skylar is a wholly owned subsidiary of STCB. Skylar is a maker of fragrances that are hypoallergenic and safe for sensitive skin. Starco Brands acquired Skylar as STCB is always looking for technologies and brands that have the ability to scale and change behavior. In the world of fragrances, there are no other brands that have successfully built clean, beautiful, premium incredibly well-scented and recyclable fragrance brands for consumers. Starco Brands, through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Skylar to vertically integrate manufacturing and expand, positioning Skylar to be the future of fragrance. The Skylar Acquisition was completed through a cash and stock deal, where the Company paid $2,000,000 in cash to settle debt and the Company’s common stock (now Class A common stock) was issued at $0.20 per share, which amount was equal to the fair value of the stock on the acquisition date. As consideration for the Skylar Acquisition, the Company reserved an aggregate of 68,622,219 restricted shares of Class A common stock to issue to the Skylar stockholders (such stockholders as of immediately prior to the closing of the Second Merger, the “Skylar Stockholders”), 19,268,162 restricted shares of Class A common stock may be issued to the Skylar Stockholders after an 18-month indemnification period, and offsetting against these additional shares will be the sole recourse for any indemnity claims by the Company against the Skylar Stockholders. An additional 11,573,660 restricted shares of Class A common stock may be issued to Skylar Stockholders contingent upon Skylar meeting certain future sales metrics. Further, in the event that the Skylar Stockholders have any indemnity claims against the Company or Second Merger Sub, the Company shall satisfy any such indemnity claims solely by the issuance of additional shares of its Class A common stock, which shall not exceed, in the aggregate, 19,268,162 additional shares of Class A common stock. Notwithstanding the foregoing, under the terms of the Merger Agreement, any Skylar Stockholder that is not an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, will receive cash in lieu of shares of Company common stock at a value equal to $0.17 per share.

The 19,268,162 additional restricted shares of Class A common stock to be issued after an 18-month indemnification period and the 11,573,660 earnout shares of Class A common stock to be issued if certain future sales metrics are met, are deemed to be part of the consideration paid for the acquisition.

As of September 30, 2023, the Company has paid $27,273 in cash to non-accredited investors.

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

Soylent Acquisition

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I completed the Soylent Acquisition. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients. Through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Soylent to vertically integrate manufacturing and expand, positioning Soylent to be the future of nutritional products. The Soylent Acquisition was completed through a cash and stock deal, where the Company paid $200,000 in cash as reimbursement of Soylent’s closing expenses and the Company’s shares were issued at $0.15 per share, which amount was equal to the fair value of the stock on the acquisition date. As consideration for the Soylent Acquisition, the Company reserved an (a) aggregate of up to 165,336,430 restricted shares of Class A common stock to Soylent shareholders, (b) 12,617,857 restricted shares of Class A common to satisfy existing Soylent change in control obligations, (c) up to 18,571,429 additional restricted shares of Class A common stock based on final determination of calculations of Soylent’s working capital, cash at closing, indebtedness at closing and certain unpaid transaction expenses in excess of the amount reimbursed by the Comapny (the “Opening Balance Holdback”), and (d) an adjustment to the shares of Class A common stock received by the Company Holders (as defined in the agreement) in the event that the trading price for STCB’s Class A common stock price per share on the first anniversary of the closing date (February 14, 2024, or the “Adjustment Date”) is below $0.35 per share of Class A common stock. If, on the Adjustment Date, STCB’s Class A common stock is trading below $0.35 per share of Class A common stock, STCB shall issue additional shares of Class A common stock based on the Closing Merger Consideration (as defined in the agreement) after adjustments divided by the trading price (which must be below $0.35 per share for any additional shares to be issued) minus the total share issuance after adjustments (such additional shares, the “Share Adjustment”). The fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $37,143,360. The fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.203 per share on September 30, 2023 or an approximate share adjustment value of $39,894,720.

The Soylent Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$68,339,812

Assets acquired:
Cash and cash equivalents	189,071
Accounts receivable	5,617,270
Prepaid and other assets	1,045,431
Inventory	14,564,431
PP&E, net[2]	8,568
Intangibles[3]	24,600,000
Total assets acquired	46,024,770

Liabilities assumed:
Accounts payable	6,561,069
Accrued liabilities	699,364
Line of credit	4,800,000
Total liabilities assumed	12,060,434

Net assets acquired	33,964,336

Goodwill	$34,375,476

[1]	Consideration consists of the following: $200,000 cash paid for Soylent’s transaction closing costs at the acquisition date, $26,693,143 of shares transferred to sellers at the acquisition date, $2,785,714 of equity holdback to be paid to sellers at the end of the indemnity period, an estimated net working capital adjustment of $1,517,595 and an estimated $37,143,360 of stock payable liability to be paid as part of the $0.35 per share adjustment on the Adjustment Date. The stock payable was assessed under ASC 480 and ASC 815 and determined that classification as a liability was appropriate.
[2]	Based on the valuation of the Soylent Acquisition, inventory was marked up to fair value in the amount $2,250,103. All fair value mark up is allocated to finished goods.
[3]	Based on the valuation of the Soylent Acquisition, new intangible assets classified as tradenames and trademarks were identified as of Soylent Acquisition date, with a fair value of $19,700,000 and $4,600,000, respectively. The tradenames and trademarks intangible asset will be amortized over a period of 16 years and 10 years, respectively.

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from the Soylent Acquisition. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year. The amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

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

In September 2022, the Company received a second financing loan in the amount of $92,334 for its Directors and Officers Insurance (“D&O Loan #2”). D&O Loan #2 bore interest at 5.82% and required monthly payments through June 2023. D&O Loan #2 was paid off in its entirety in June, 2023.

In September 2023, the Company received a third financing loan in the amount of $98,039 for its Directors and Officers Insurance (“D&O Loan #3”, and together with D&O Loan #1 and D&O Loan #2 the “D&O Loans”). D&O Loan #3 bears interest at 9.3% and required monthly payments through July 2024. As of September 30, 2023 the remaining balance of the D&O Loan #3 was $98,039.

For the three months ended September 30, 2023 and 2022 the D&O Loans incurred approximately zero and $756, respectively, of interest expense. For the nine months ended September 30, 2023 and 2022 the D&O Loans incurred approximately $1,057 and $756, respectively, of interest expense.

On February 10, 2023 the Company’s subsidiary Soylent entered into a line of credit with a revolving credit commitment of $5,000,000. The revolving credit commitment bear interest at a rate per annum equal to the greater of (a) two and half percent (2.5%) and (b) prime rate plus one percent (1%). The revolving credit commitment has a maturity date of February 10, 2024. If the Company defaults on the revolving credit commitment, the default interest rate will bear an additional interest at a fluctuating rate equal to five percent (5%) per annum higher than the applicable interest rate. As of September 30, 2023 the outstanding balance on the revolving line of credit is $4,663,500 and has accrued interest of $36,453.

See Note 8 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

Whipshots

On September 8, 2021, Whipshots LLC, entered into an Intellectual Property Purchase Agreement (the “Whipshots IP Agreement”) effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The Whipshots IP Agreement provided that Seller would sell Whipshots LLC (“Buyer”) the trademarks “Whipshotz” and “Whipshots,” the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”). The purchase price (“Purchase Price Payment”) for the Acquired Assets is payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues collected by the Buyer solely from Buyer’s sale of Whipshots/Whipshotz products. The Purchase Price Payment shall be subject to a minimum amount in each contract year and the maximum aggregate amount payable to Seller under the Whipshots IP Agreement between $140,000 and $2,000,000 based on revenues generated by the products. In connection with this agreement the Company paid $20,000 during 2021 and $38,620 in 2023 and the Company has accrued $194,487 to be paid pursuant to this agreement in 2024, all of which has been recorded as an indefinite-lived intangible asset.

On September 14, 2021, the Whipshots LLC entered into a License Agreement (“Whipshots License Agreement”) with Washpoppin Inc., (“Licensor”) a New York corporation. Pursuant to the Whipshots License Agreement, Licensor shall license to the Company certain Licensed Property (as defined in the Whipshots License Agreement) of the recording artist professionally known as “Cardi B” (the “Artist”). As part of the Whipshots License Agreement, in exchange for royalty rates based on Net Sales (as defined in the Whipshots License Agreement) during each applicable contract period, the Licensor warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined in the Whipshots License Agreement), and promote the Licensed Products through social media posts on the Artist’s social media platforms. The Company, through Whipshots LLC has committed to a minimum royalty payment under the Whipshots License Agreement of $3,300,000 in aggregate through 2024, subject to Licensor’s satisfaction of its obligations. During the three months ended September 30, 2023 and 2022 the Company incurred expenses related to this agreement of approximately $275,000 and $127,000, respectively. During nine months ended September 30, 2023 and 2022 the Company incurred expenses related to this agreement of approximately $825,000 and $127,000, respectively.

AOS Acquisition

Following the 18-month holdback period from the date of the AOS Acquisition, the Company expects to issue AOS Stockholders up to an aggregate 4,979,731 shares of Class A common stock, for which it has recorded $946,149 equity consideration payable, and $1,990 in cash that are currently being held back.

Skylar Acquisition

Following the 18-month holdback period from the date of the Skylar Acquisition, the Company expects to issue Skylar Stockholders an aggregate 19,268,162 shares of Class A common stock that are currently being held back. Additionally, and contingent upon Skylar meeting certain future sales metrics over the earnout period, the Company expects to issue an additional 11,573,660 shares of its Class A common stock to Skylar Stockholders. As of September 30, 2023, the Company expects to pay the Skylar Stockholders the holdback 19,268,162 shares of Class A common stock which are currently being held back, and the contingent 11,573,660 shares of Class A common stock for meeting certain sales metrics. The value of the holdback shares and contingent shares is approximately $3,371,252 and $2,314,732, respectively.

Soylent Acquisition

Following the determination of the Opening Balance Holdback, the Company expects to issue the Soylent Stockholders up to an aggregate of 18,571,429 shares of Class A common stock which are currently being held back. Following the Adjustment Date of the Soylent Acquisition and dependent on the Company’s stock price on that date relative to $0.35, STCB may be required to issue the Share Adjustment to the Soylent Stockholders. Based upon the Company’s stock price as of September 30, 2023, the Company estimated the fair value of the potential obligation was $39,894,720 and amounted to 271,392,655 shares of Class A common stock (refer to Note 10). This contingent obligation is recorded as potential Share Adjustment on the balance sheet.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three months ended September 30, 2023 and 2022 STCB paid an aggregate of $98,500 and $32,850, respectively, to Mr. Lang and Mr. Goldrod. In the nine months ended September 30, 2023 and 2022 STCB paid an aggregate of $98,500 and $98,500, respectively, to Mr. Lang and Mr. Goldrod. As of September 30, 2023, the Company has settled repurchase transfers of 1,628,454 shares, and anticipates that the remaining 661,334 shares to be transferred will be settled in 2023. The share repurchases are recorded as treasury stock payable on the balance sheet.

Ross Sklar, CEO Notes

On January 24, 2020, STCB executed a promissory note (“January 24, 2020 Note”), for $100,000 with Ross Sklar, Chief Executive Officer (“CEO”) of STCB. The January 24, 2020 Note bore interest at 4% per annum, compounded monthly, was unsecured, and matured two years from the original date of issuance. On July 19, 2022, the Company and Ross Sklar, agreed to amend and restate the January 24, 2020 Note. Mr. Sklar agreed to extend the term of the January 24, 2020 Note through the entry into a First Amended and Restated Promissory Note (the “Amended Note”) in exchange for the Company paying the accrued and unpaid interest on the January 24, 2020 Note, including the interest accrued during the period between maturity date of the January 24, 2020 Note and execution of the Amended Note, which was from January 24, 2022 to July 19, 2022. Mr. Sklar waived the default interest rate of ten percent (10%) on the January 24, 2020 Note and agreed to interest accrual at the standard four percent (4%) rate during the period following maturity for the January 24, 2020 Note. The Amended Note carries a guaranteed 4% interest rate, matures on July 19, 2024, and has a 10% interest rate on a default of repayment at maturity. The Company, at its option, may prepay the Amended Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note will accelerate in full upon an Event of Default (as defined in the Amended Note).

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

On February 14, 2022, STCB executed a fifth promissory note (“February 14, 2022 Note”) with Mr. Sklar, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the other notes between the Company and our CEO, the February 14, 2022 Note bears interest at 4% per annum, is unsecured, and matures two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

On December 29, 2022, STCB executed a sixth promissory note (“December 29, 2022 Note”), for $2,000,000 with Ross Sklar. The December 29, 2022 Note bears interest at a floating rate comprised of the Wall Street Journal Prime Rate plus 4%, has a default interest rate equal to the then current interest rate plus 5%, compounds monthly, is secured, and matures seven months from the original date of issuance. The Company, at its option, may prepay the December 29, 2022 Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the December 29, 2022 Note will accelerate in full upon an Event of Default (as defined in the December 29, 2022 Note). In connection with the December 29, 2022 Note, as a funding fee, the Company issued Mr. Sklar 285,714 warrants to purchase common stock at an exercise price of $0.01 per share and was recorded as a discount to the debt.

On March 3, 2023, STCB executed a seventh promissory note (“March 3, 2023 Note”), for $800,000 with Ross Sklar. The March 3, 2023 Note bears interest at a floating rate comprised of the Wall Street Journal Prime Rate plus 4%, has a default interest rate equal to the then current interest rate plus 5%, compounds monthly, is secured, and matures four months from the original date of issuance. The Company, at its option, may prepay the March 3, 2023 Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the March 3, 2023 Note will accelerate in full upon an Event of Default (as defined in the March 3, 2023 Note). In connection with the March 3, 2023 Note, as a funding fee, the Company issued Mr. Sklar 114,286 warrants to purchase common stock at an exercise price of $0.01 per share and was recorded as a discount to the debt.

On August 8, 2023, the Company’s Board of Directors approved the restructuring and consolidation of the January 24, 2020 Note, June 28, 2021 Note, September 17, 2021 Note, December 13, 2021 Note, December 29, 2022 Note and the March 3, 2023 Note (collectively, the “Prior Notes”) between Starco Brands, Inc. (“Borrower”) and Ross Sklar (“Lender”) with the goal of consolidating maturity dates and interest rates into one “Consolidated Secured Promissory Note,” as reported on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2023. The aggregate principal amount of the Prior Notes, and current principal amount of the Consolidated Secured Promissory Note is $4,000,000. All incorporated notes were restructured into the Consolidated Secured Promissory Note with interest-only payments through December 31, 2024 at which point in time $4,000,000 will be due in full. The Consolidated Secured Promissory Note is secured by the assets of STCB and the interest rate is Prime + 2%. The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Consolidated Secured Promissory Note):

	Outstanding Balance	Original maturity	Original rate	Revised maturity	Revised rate
Note #1	$100,000	7/19/2023	4%	12/31/2024	Prime + 2%
Note #2	100,000	6/28/2023	4%	12/31/2024	Prime + 2%
Note #3	500,000	9/17/2023	4%	12/31/2024	Prime + 2%
Note #4	500,000	12/13/2023	4%	12/31/2024	Prime + 2%
Note #6	2,000,000	8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
Note #7	800,000	7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000

The Company did not include the February 14, 2022 Note with amount of $472,500 in the note consolidation. The restructuring is accounted for as a debt modification.

As of September 30, 2023 and December 31, 2022, the outstanding principal due to Mr. Sklar was $4,472,500 and $3,672,500, respectively. As of September 30, 2023 and December 31, 2022 there was $5,682 and $6,960 of accrued interest due on these notes, respectively.

For the three months ended September 30, 2023 and 2022 the notes to Mr. Sklar incurred interest expense of approximately $105,105 and $ 16,656, respectively. For the nine months ended September 30, 2023 and 2022 the notes to Mr. Sklar incurred interest expense of approximately $283,088 and $46,936, respectively.

Other Related Party Transactions

During the three months ended September 30, 2023 and 2022, the Company incurred no marketing expense from The Woo while David Dreyer, STCB’s Chief Marketing Officer, was also Managing Director at The Woo. Mr. Dreyer left The Woo in February 2022. During the nine months ended September 30, 2023 and 2022, the Company incurred zero and $131,614, respectively, of marketing expense from The Woo while David Dreyer was also Managing Director at The Woo.

During the three months ended September 30, 2023 and 2022, the Company recognized revenue from related parties of $2,463,542 and $1,441,361, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue from related parties of $8,201,377 and $3,594,854, respectively. There were $2,625,713 and $2,107,015 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of September 30, 2023 and December 31, 2022, respectively. All revenues earned in relation to these accounts receivable is from related parties. Ross Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance for its initial production of Whipshots, recorded as note receivable, related party in the Company’s consolidated balance sheets. The note carried no interest and was payable on demand. There was no balance on the note receivable as of September 30, 2023 and $95,640 due as of December 31, 2022.

During the three months ended September 30, 2023 and 2022, the Company received contributed services at a value of approximately $6,672 and $38,500, respectively. During the nine months ended September 30, 2023 and 2022, the Company received contributed services at a value of approximately $45,450, and $141,000, respectively. These costs are expensed and recorded as additional paid-in capital in the period the services are provided.

NOTE 9 – STOCK WARRANTS AND COMPENSATION

On September 12, 2022, the Company entered into agreements with members of the Board and consultants for services to be performed. As consideration therefore, the Company granted those individuals stock warrants to purchase an aggregate of 33,150,000 shares of common stock. The warrants generally vest over a three-year to five-year term and expire three to five years from the vesting date. The warrants were valued using the Black-Scholes option pricing model under the assumptions as found in the table below.

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

					Risk-
	Number of				free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0 years	$4,088,769
11/01/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0 years	$8,116
11/03/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0 years	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0 years	$54,401
03/03/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0 years	$18,710
06/01/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0 years	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,550,000	$1.03	$0.82	$-
Issued	33,150,000	$0.19	$4.73	$-
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding, September 30, 2022	35,700,000	$0.25	$4.45	$-

Outstanding, December 31, 2022	41,085,714	0.24	4.64	45,714
Issued	264,286	$0.11	$5.13	$14,857
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	2,000,000	$1.05	$-	$-
Outstanding, September 30, 2023	39,350,000	$0.20	$4.12	$52,000

Exercisable, September 30, 2023	14,316,664	$0.20	$4.12	$52,000

The fair value of stock warrants granted and vested during the three months ended September 30, 2023 was zero and $923,185 respectively. The fair value of stock warrants granted and vested during the nine months ended September 30, 2023 was $32,723 and $1,215,139 respectively.

The fair value of stock warrants granted and vested during the three months ended September, 2022 was $4,088,769 and $74,580 respectively. The fair value of stock warrants granted and vested during the nine months ended September 30, 2022 was $4,088,769 and $125,277 respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s common stock outstanding and exercisable as of September 30, 2023:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.00	250,000	1.00	$1.00	250,000
0.90	300,000	2.00	0.90	200,000
0.19	38,300,000	4.15	0.19	13,466,664
0.20	100,000	4.09	0.20	-
0.01	400,000	4.30	0.01	400,000
	39,350,000	4.12	$0.20	14,316,664

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $396,151 and $60,600 for the three months ended September 30, 2023 and 2022, respectively. Total compensation expense related to the stock warrants was $1,196,430 and $136,940 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $3,147,705 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of September 30, 2023 is $52,000 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.14, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 10 – STOCK PAYABLE

Stock Payable

The following summarizes the activity of stock payable during the nine months ended September 30, 2023 and 2022:

	Amount	Shares
Ending balance - December 31, 2022	$-	-
Additions	40,057,218	271,392,655
Issuances	(162,498)	(162,498)
Ending balance – September 30, 2023	$39,894,720	271,230,157

NOTE 11 – LEASES

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended
September 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$66,864
Short term lease cost	-
Sublease income	(66,864)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$66,864
Operating lease – operating cash flows (liability reduction)	$61,605
Current leases – right of use assets	$-
Current liabilities – operating lease liabilities	$-
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$-
Weighted-average remaining lease term (in years)	-
Weighted-average discount rate	2.1%

Year Ended
December 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$31,391
Short term lease cost	-
Sublease income	(31,391)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$31,391
Operating lease – operating cash flows (liability reduction)	$25,935
Current leases – right of use assets	$61,353
Current liabilities – operating lease liabilities	$61,605
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$-
Weighted-average remaining lease term (in years)	0.75 years
Weighted-average discount rate	2.1%

The Company does not have any future minimum payments under non-cancelable leases following the nine months ended September 30, 2023.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

September 30, 2023
Computer equipment	$104,747
Tools and equipment	168,244
Furniture and equipment	18,861
Property and equipment, gross	291,852
Less: Accumulated depreciation	(251,530)
Property and equipment, net	$40,323

December 31, 2022
Computer equipment	$25,913
Tools and equipment	16,434
Furniture and equipment	217
Property and equipment, gross	42,564
Less: Accumulated depreciation	(16,691)
Property and equipment, net	$25,873

For the three and nine months ended September 30, 2023, the Company incurred $4,776 and $12,718 of depreciation expense, respectively. For the three and nine months ended September 30, 2022, the Company incurred $4,202 and $4,202 of depreciation expense, respectively.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	September 30, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names and trademarks	$26,710,107	$1,312,608	$25,397,498
Customer relationships	6,791,000	411,349	6,379,651
Formulas (indefinite life)	135,000	-	135,000
Domain names	75,750	37,384	38,366
Intangible Assets	$33,711,857	$1,761,341	$31,950,516

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Formulas (indefinite life)	$135,000	$-	$135,000
Domain names	44,002	599	43,403
Trademark	20,000	-	20,000
Intangible Assets	$199,002	$599	$198,403

For the three and nine months ended September 30, 2023, the Company incurred $1,010,139 and $1,728,995 of amortization expense, respectively. For the three and nine months ended September 30, 2022, the Company incurred zero and $6,013 of amortization expense, respectively.

As of September 30, 2023, future expected amortization expense of Intangible assets was as follows:

Fiscal Period:
Remainder of 2023	$582,970
2024	2,331,879
2025	2,331,879
2026	2,331,879
2027	2,331,879
Thereafter	22,040,030
Total amortization remaining	$31,950,516

The changes in the carrying amounts of goodwill during the nine months ended September 30, 2023 were as follows.

Balance at December 31, 2022	$32,836,563
Acquisition of Soylent	34,375,476
Measurement period adjustments	(9,130,380)
Balance at September 30, 2023	$58,081,660

As of September 30, 2023, $12,089,871 of goodwill recognized is allocated to the STCB segment, $11,616,312 of goodwill recognized is allocated to the Skylar segment, and $34,375,476 of goodwill recognized is allocated to the Soylent segment.

NOTE 14 – INVENTORY

Inventory by major class are as follows:

	September 30, 2023	December 31, 2022
Raw materials	7,832,033	1,294,864
Finished goods	11,396,255	1,738,789
Total inventory	$19,228,288	$3,033,653

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after September 30, 2023 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events.

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

Results of Operations

Comparison of the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	September 30,	September 30
	2023	2022	Change
Revenues	$17,673,046	$1,658,253	$16,014,793
Cost of goods sold	9,364,322	343,994	9,020,328
Gross profit	8,308,724	1,314,259	1,314,259
Operating expenses:
Compensation expense	1,811,832	176,148	1,635,148
Professional fees	1,380,680	884,558	496,122
Marketing, General and administrative	5,522,525	364,331	5,158,194
Marketing, related party	-	-	-
Fair value share adjustment loss (gain)	(3,144,411)	-	(3,144,411)
Total operating expense	5,570,626	1,425,037	4,145,580
Income (loss) from operations	2,738,098	(110,778)	2,848,876
Other expense (income):
Interest expense (income)	255,775	15,232	240,543
Other expense (income)	121,072	(8,161)	129,233
Total other (income) expense	376,847	7,071	369,776
Income (loss) before provisions for income taxes	2,361,251	(117,849)	2,479,100
Provision for income taxes	-	-	-
Net income (loss)	2,361,251	(117,849)	2,479,100
Net income attributable to non-controlling interest	34,221	32,693	1,528
Net income (loss) attributable to Starco Brands	$2,327,030	$(150,542)	$2,477,572

Revenues

For the three months ended September 30, 2023, the Company recorded revenues of $17,673,046 compared to $1,658,253 for the three months ended September 30, 2022, an increase of $16,014,793 or 966%. The increase in the current period was largely due to sales from acquired businesses AOS, Skylar and Soylent from the date of their acquisitions and growth in royalty revenues. Royalty revenue represented 14% and 87%, or $2.5 million and $1.4 million, respectively. The increase in royalty revenue in the current period was largely due to growth in royalties from sales of Whipshots® as its market distribution and penetration continue to grow.

Operating Expenses

For the three months ended September 30, 2023, compensation expense increased $1,635,684, or 929% to $1,811,832 compared to $176,148 for the three months ended September 30, 2022. The increase is a result of increases in warrant-based expense on independent contractors and the addition of compensation costs from the acquired AOS, Skylar and Soylent.

For the three months ended September 30, 2023, the Company incurred $1,380,680 in professional fees compared to $884,558 in the prior period, an increase of $496,122, or 56%. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in the current period ended September 30, 2023 is primarily due to an increase in contractor fees, banking, legal, and audit fees related to the acquired businesses Soylent, Skylar, and AOS.

For the three months ended September 30, 2023, the Company incurred $5,522,525 in marketing, general and administrative expense as compared to $364,331 for the three months ended September 30, 2022, an increase of $5,158,194, or 1416%. The increase can be attributed to addition of the acquired businesses and an increase in spending on marketing and increased amortization expense.

For the three months ended September 30, 2023, the Company incurred a fair value share adjustment gain of $3,144,411. This was due to the fair values of the Soylent sellers’ rights to potentially receive additional Starco shares decreasing from $0.219 per share to $0.203 per share from June 30, 2023 to September 30, 2023, respectively.

Other Income and Expense

For the three months ended September 30, 2023, we had total other expense of $376,847 compared to total other expense of $7,071 for the three months ended September 30, 2022. For the three months ended September 30, 2023, the Company had interest expense of $255,775 compared to interest expense of 15,232 for the three months ended September 30, 2022. For the three months ended September 30, 2023, the Company had other expense of $121,072 compared to $8,161 of other income for the three months ended September 30, 2022.

Net Income (Loss)

For the three months ended September 30, 2023, the Company recorded net income of $2,361,251 as compared to a net loss of $150,542 for the three months ended September 30, 2022. The change from net loss to net income is primarily due to a gain on the change in fair value of the stock payable for shares due to Soylent Stockholders, which is partially offset by increases in expenses from the acquired businesses AOS, Skylar and Soylent.

Comparison of the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	September 30,	September 30
	2023	2022	Change
Revenues	$46,326,117	$3,811,746	$42,514,371
Cost of goods sold	24,710,535	343,994	24,366,541
Gross profit	21,615,582	3,467,752	18,147,830
Operating expenses:
Compensation expense	5,285,421	395,974	4,889,447
Professional fees	4,177,424	1,122,532	3,054,892
Marketing, General and administrative	14,248,632	1,677,991	12,570,641
Marketing, related party	-	131,614	(131,614)
Fair value share adjustment loss	2,751,360	-	2,751,360
Total operating expense	26,462,837	3,328,111	23,134,726
Income (loss) from operations	(4,847,255)	139,641	(4,986,896)
Other expense (income):
Interest expense	617,289	47,127	570,162
Other expense (income)	(211,802)	(8,161)	(203,641)
Total other (income) expense	405,487	38,966	366,521
Income (Loss) before provisions for income taxes	(5,252,742)	100,675	(5,353,417)
Provision for income taxes	-	-	-
Net income (loss)	(5,252,742)	100,675	(5,353,417)
Net income (loss) attributable to non-controlling interest	160,014	67,856	92,158
Net income (loss) attributable to Starco Brands	$(5,412,756)	$32,819	$(5,445,575)

Revenues

For the nine months ended September 30, 2023, the Company recorded revenues of $46,326,117 compared to $3,811,746 for the nine months ended September 30, 2022, an increase of $42,514,371 or 1,115%. The increase in the current period was largely due to sales from acquired businesses AOS, Skylar and Soylent from the date of their acquisitions and growth in royalty revenues. Royalty revenue represented $8.2 million (or 18%) and $3.6 million (or 94%) as of September 30, 2023 and 2022, respectively. The increase in royalty revenue in the current period was largely due to growth in royalties from sales of Whipshots® which was experiencing its initial market rollout during the same period last year,

Operating Expenses

For the nine months ended September 30, 2023, compensation expense increased $4,889,447, or 1235% to $5,285,421 compared to $395,974 for the nine months ended September 30, 2022. The increase is a result of increases in warrant-based expense on independent contractors and the addition of compensation costs from the acquired AOS, Skylar and Soylent.

For the nine months ended September 30, 2023, the Company incurred $4,177,424 in professional fees compared to $1,122,532 in the prior period, an increase of $3,054,892, or 272%. Professional fees are mainly for accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in the current period ended September 30, 2023 is primarily due to an increase in banking, legal, and audit fees related to the acquired businesses Soylent, Skylar, and AOS.

For the nine months ended September 30, 2023, the Company incurred $14,248,632 in marketing, general and administrative expense as compared to $1,677,991 for the nine months ended September 30, 2022, an increase of $12,570,641, or 749%. The increase can be attributed to the addition of the acquired businesses and an increase in spending on marketing and amortization expense.

For the nine months ended September 30, 2023, the Company incurred no related-party marketing expenses as compared to $131,614 for the nine months ended September 30, 2022, a decrease of $131,614 or 100%. The decrease for the period can be attributed to us no longer classifying marketing expense from a third-party firm as “related party” once our executive vice president of marketing joined the Company full time in February 2022 and ceased being affiliated with the third-party firm.

For the nine months ended September 30, 2023, the Company incurred a fair value share adjustment loss of $2,751,360. This was due to the fair values of the Soylent sellers’ rights to potentially receive additional Starco shares increasing from $0.189 per share to $0.203 per share from February 14, 2023 to September 30, 2023, respectively.

Other Income and Expense

For the nine months ended September 30, 2023, we had total other expense of $405,487 compared to other expense of $38,996 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the Company had interest expense of $617,289 compared to interest expense of $47,127 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the Company had other income of $211,802 compared to $8,161 of other income for the nine months ended September 30, 2022.

Net Income (Loss)

For the nine months ended September 30, 2023, the Company recorded a net loss of $5,252,742 as compared to net income of $32,819 for the nine months ended September 30, 2022. The change from net income to a net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders in addition to increases in expenses related to the acquisitions of AOS, Skylar and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $23.0 million at September 30, 2023. We received $535,974 in cash from financing activities for the nine months ended September 30, 2023, due primarily to $800,000 of loan advances from Ross Sklar, which was partially offset by net payments on the line of credit of $136,500 and $98,550 of repurchases of common stock. This compared to net cash received from financing activities of $571,362, primarily from related party advances of $480,906 for the nine months ended September 30, 2022. Outside of the line of credit financing and repayments, a majority of our financing activity consisted of payments to and from related parties.

Our net cash used in operating activities was $286,820 for the nine months ended September 30, 2023. Operating expenses for the nine months ended September 30, 2023 totaling $26,462,837 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance and loss on share fair value adjustment.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bore interest at 4% per annum, compounded monthly, was unsecured, and matured two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note with Ross Sklar in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note is also convertible into the Class A common stock at the lender’s option and a conversion price of $0.29 per share. On December 29, 2022, STCB executed a sixth promissory note with Ross Sklar in the principal amount of $2,000,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on August 1, 2023, and included warrants to purchase 285,714 shares of the Company’s common stock at a price of $0.01 per share. On March 3, 2023, STCB executed a seventh promissory note with Ross Sklar in the principal amount of $800,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on July 1, 2023, and included warrants to purchase 114,286 shares of the Company’s common stock at a price of $0.01 per share. As of September 30, 2023 the loans outstanding to Ross Sklar had a principal amount of $4,472,500 and accrued interest of $5,682. On August 11, 2023, all of the notes with Ross Sklar, except for the fifth promissory note in the principal amount of $472,500 and convertible into Class A common stock at a conversion price of $0.29, were consolidated into a single Consolidated Secured Promissory Note which, among other things, amends the Maturity Date to December 31, 2024, is secured by the assets of STCB, and has a floating interest rate of Prime + 2%.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $23.0 million at September 30, 2023 including the impact of its net loss of approximately $5.3 million for the nine months ended September 30, 2023. Net cash used in operating activities was $0.3 million for the nine months ended September 30, 2023. The Company’s ability to continue with this trend is unknown. On August 11, 2023, the Company restructured and consolidated $4.0 million of notes payable to Ross Sklar into a single maturity date and interest rate. All incorporated notes were restructured into the Consolidated Secured Promissory Note with interest-only payments through December 31, 2024 and at that time the $4.0 million will be due in full (refer to Note 15). The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Working Capital Surplus (Deficit)

	September 30,	December 31,
	2023	2022
Current assets	$33,193,596	$7,971,639
Current liabilities	59,739,420	7,690,876
Working capital (deficit) surplus	$(26,545,824)	$280,763

The increase in current assets is primarily due to the increase in inventory on hand of $16,194,635, as well as an increase in accounts receivable of $8,015,016. Both the increase of inventory and accounts receivable are primarily related to the Soylent acquisition. The increase in current liabilities is primarily a result of the increase in stock payable of $39,894,720, an increase in accounts payable of $9,073,242, and the addition of a line of credit balance of $4,663,500. The increase of stock payable, accounts payable and notes payable are primarily due to the Soylent acquisition.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(286,820)	$(633,533)
Net cash (used in) provided by investing activities	(183,646)	193,670
Net cash provided by financing activities	535,974	571,362
Increase in cash	$65,508	$131,499

Operating Activities

Net cash used in operating activities was $286,820 for the nine months ended September 30, 2023 and was primarily due to an increase in accounts receivable of $2,397,559 and inventory of $1,575,691, which was partially offset by an increase in of accounts payable of $2,512,173 and other accrued liabilities of 327,648.

Net cash used in operating activities was $633,533 for the nine months ended September 30, 2022 and was primarily due to a decrease of accounts receivable, related party of 1,186,398, which was partially offset by an increase in other payables and accrued liabilities of $548,607.

Investing Activities

Net cash used in investing activities was $183,646 for the nine months ended September 30, 2023 and was primarily due to the purchase of intangibles in the amount of approximately $233,108 and was partially offset by cash received in the acquisition of a business of $68,062.

Net cash received in investing activities was $193,670 for the nine months ended September 30, 2022 as a result of cash received in the acquisition of a business of $193,670.

Financing Activities

For the nine months ended September 30, 2023 net cash provided by financing activities was $535,974, which primarily includes $800,000 of loan advances from Ross Sklar, which was partially offset by net payments on the line of credit of $136,500 and $98,550 of repurchases of common stock.

For the nine months ended September 30, 2022, net cash provided by financing activities was $571,362 which primarily includes $480,906 from advances from related parties.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expense and related disclosures. These estimates and assumptions are often based on historical experience and judgements that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable, and actual results may differ. It is possible that other professionals, applying their own judgement to the same facts and circumstances, could develop and support alternative estimates and assumptions that could result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.

We consider our critical accounting estimates to include the assumptions and estimates associated with timing for revenue recognition, testing goodwill for impairment, recoverability of long-lived assets, income taxes, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate. Our significant accounting policies are more fully described in the notes to our Condensed Consolidated Financial Statements. We believe that the following accounting policies and estimates are critical to our business operations and understanding our financial results.

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

Whipshots, a 96% owned subsidiary, earns its revenues through the sale of vodka infused whipped cream. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, is recognized upon shipment of merchandise.

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

No impairment losses related to goodwill were recognized for the nine months ended September 30, 2023 and 2022.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the nine months ended September 30, 2023 and 2022.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Contributed Services

The Company uses contributed services from related parties on an as needed basis for a portion of Company operations. Depending on the amount of time related parties spend working on STCB, the Company allocates a percentage of the related parties’ salaries to be accounted for as contributed services expense.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the condensed consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its condensed consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2023, these disclosure controls and procedures were not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the “Separation Agreements”) with Sanford Lang (“Mr. Lang”) and Martin Goldrod (“Mr. Goldrod”) whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the “Separation Benefits”). As consideration for the Separation Benefits, and not in addition to the same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the “Repurchases”). The Repurchases made during the third quarter of 2023 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2023 - 7/31/2023	90,070	$0.12	1,478,841	$120,450
8/1/2023 - 8/31/2023	84,187	$0.13	1,563,028	$109,500
9/1/2023 - 9/30/2023	65,426	$0.17	1,628,454	$98,550

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

1 Shares calculated are initial closing plus holdback shares.

On March 3, 2023, the Company entered into an agreement with Ross Sklar for 114,286 warrants to purchase shares of Class A common stock to be issued as a funding fee for the $800,000 secured promissory note issued to Mr. Sklar on March 3, 2023.

On June 1, 2023, the Company entered into an agreement with a consultant for 150,000 warrants to purchase shares of Class A common stock to be issued for services provided to the Company.

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
November 13, 2023

