Form 10-K
period 2023-12-31
Starco Brands, Inc.
filed 2024-04-03
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2023

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

(888) 484-1908

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the 286,290,663 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price $0.12 on the OTC Market as of the last business day of its most recently completed second fiscal quarter of June 30, 2023, was approximately $34,354,880.

As of April 2, 2024, there were 648,404,989 shares of the registrant’s Class A common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock.” Throughout this report, any reference to common stock during fiscal year 2023 represents the same number of Class A common stock following February 9, 2023.

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

In 2022, the Company embarked on a strategy to grow its consumer product line offerings through the acquisition of multiple subsidiaries with established behavior changing products and brands. With an increased product line and its existing partner relationships, the Company has continued expanding its vertical and consumer base through 2023.

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

Product Development

We have conducted extensive research and have identified specific channels to penetrate with a portfolio of novel technologies. We are executing on this vision and, since our inception, have launched and /or served as the marketer of record for various product lines.

Winona®

STCB is the marketer of record, but not the owner of record of, the Winona® Butter Flavor Popcorn Spray. STCB provides marketing services for Winona pursuant to a licensing agreement. Winona Popcorn Spray is also sold in H-E-B grocery stores. STCB also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a stockholder in STCB. Sales grew significantly in 2022 and 2023, the Company expects sales to continue to grow in this space as management plans to increase the Company’s sales personnel in 2024 for this product line.

Whipshots®

In December 2021, the Company launched a new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots.” The launch event was held at Art Basel in Miami and garnered over 1 billion impressions world-wide. The Company launched the product on whipshots.com with a limited quantity of cans to be sold each day for the month of December. Whipshots® sold out every single day of the month. The Company launched brick and mortar retail distribution in the first quarter of 2022, signed a distribution agreement with RNDC, one of the largest spirits distributors in the nation, as distribution agreements with others. Whipshots® is currently distributed in 41 of 50 states. The Company also signed distribution deals with GoPuff and BevMo. Initially the Company introduced three flavors of Whipshots® to the market – Vanilla, Mocha and Caramel. Since the initial launch, the Company has introduced new and Limited Time flavors such as Peppermint, Lime, Pumpkin Spice and Strawberry. We plan to continue to offer various additional Limited Time flavors in 2024. Whipshots® is produced by Temperance Distilling Company (“Temperance”), of which Sklar is the majority shareholder.

Whipshots® and Whipshotz® Trademarks

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”) entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The agreement provided that Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz Products. The payment are subject to a minimum amount in each contract year and a maximum aggregate amount.

Whipshots® Licensing/Marketing

On September 14, 2021, Whipshots Holdings, LLC (formerly Whipshots, LLC) a Delaware limited liability company (“Whipshots Holdings”), entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Washpoppin”). Pursuant to the Washpoppin License Agreement, Washpoppin licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us. Whipshots Holdings and Washpoppin entered into an amended and restated Washpoppin License Agreement (“A&R Washpoppin License Agreement”), with an effective date of November 27, 2023.

As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Company granted Whipshots Holdings shares to Washpoppin to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 through 2025, Up through 2025, subject to Washpoppin’s satisfaction of its obligations.

The Art of Sport® and AOS®

On September 12, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub Inc. (“Merger Sub”), completed its acquisition (the “AOS Acquisition”) of The AOS Group Inc., a Delaware corporation (“AOS”). The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS® is a wholly-owned subsidiary of STCB. AOS® is the maker of Art of Sport® premium body and skincare products engineered to power and protect athletes and brings over the counter respiratory, sun care, women and children, pain management, performance supplements, food, beverage and apparel product lines under STCB auspices.

Skylar®

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II, Inc. (“Merger Sub II”), completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc., a Delaware corporation (“Skylar Inc.”) through the merger of Merger Sub II with and into Skylar Inc. Immediately following the Skylar Acquisition Skylar Inc. merged with and into Skylar Body, LLC (“Skylar”) a wholly-owned subsidiary of STCB, with Skylar as the surviving entity. Skylar® is a wholly-owned subsidiary of STCB. Skylar® is the maker of fragrances that are hypoallergenic and safe for sensitive skin.

Soylent®

On February 15, 2023, STCB, through its wholly-owned subsidiary Starco Merger Sub I, Inc. (“Merger Sub I”), completed its acquisition (the “Soylent Acquisition”) of Soylent Nutrition, Inc., a Delaware corporation (“Soylent”). The Soylent Acquisition consisted of Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent® is a wholly-owned subsidiary of STCB. Soylent® is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients.

Distribution Agreements

In November of 2021, we entered into separate Distribution Agreements (each a “Distribution Agreement” and, collectively, the “Distribution Agreements”) with each of (i) National Distributing Company, Inc., a Georgia corporation, (ii) Republic National Distributing Company, LLC, a Delaware limited liability company, and (iii) Young’s Market Company, LLC, a Delaware limited liability company (each a “Distributor” and, collectively, the “Distributors”) each with an effective date as of November 1, 2021. Pursuant to the Distribution Agreements, the Distributors will act as the exclusive distributor for STCB in the Territories set forth on Exhibit B for the Products set forth on Exhibit A, to each such Distribution Agreement, as amended from time to time. The Distribution Agreements cover 41 U.S. States and the District of Columbia.

Pursuant to the terms of the Distribution Agreements, the Distributors serve as the exclusive distributors in such Territories for Whipshots®. The Distribution Agreements provide the Distributors rights to expand the Territories and Products covered under each such Distribution Agreement as we expand our product lines and distribution channels. The expansion of Territories and Products may be exercised under various rights, including rights of first refusal to serve as an exclusive distributor of new Products in new Territories. The Company has also agreed to grant the Distributors “most favored nations” pricing providing for the lowest price available across the United States and its territories and possessions (the “US Territory”), and to grant Distributors any volume or other discounts that are offered to any other distributor in the US Territory by us, provided such action is not a violation of applicable law.

Broker Agreements

In November of 2021, we entered into separate Broker Agreements (each a “Broker Agreement” and, collectively, the “Broker Agreements”) with both Republic National Distributing Company, LLC, a Delaware limited liability company, and Young’s Market Company, LLC, a Delaware limited liability company (each a “Broker” and, collectively, the “Brokers”) each with an effective date as of November 1, 2021. Pursuant to the Broker Agreements, the Broker acts as the exclusive broker for us in the Territories set forth on Exhibit B for the Products set forth on Exhibit A, to each such Broker Agreement, as amended from time to time. Each Broker will receive a commission rate of 10%. The foregoing Broker Agreements now cover 9 U.S. States.

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

Competition in our product categories is based on a number of factors including price, quality and brand recognition. We benefit from the strength of our brands, a differentiated portfolio of quality branded and store brand products, as well as significant capital investment in our manufacturing facilities. We believe the strong recognition of the Whipshots® and Soylent® brands among U.S. consumers, along with the growing brand recognition of Skylar®, gives us a competitive advantage.

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

Offices

Our principal executive offices are located at 250 26th Street, Suite 200, Santa Monica, California, 90402, and our telephone number is (888) 484-1908. Our website is www.starcobrands.com and the Company makes its SEC reports available on the website. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

STCB and its subsidiaries had 36 full-time employees at the end of 2023 and used independent contractors, consultants and contributed services from related parties on an as needed basis. All employees of the Company subsidiaries at Skylar, AOS, and Soylent have transitioned to become employees of STCB. STCB currently has 41 full-time employees and continues to use independent contractors, consultants and contributed services from related parties on an as needed basis.

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

Starco Brands uses independent contractors and consultants, and contributed services from related parties on an as needed basis for some administration of Company operations. As set forth in these Risk Factors, some of our revenues and manufacturing depend on the operations of related parties.

We are highly dependent on the services of Ross Sklar, our Chief Executive Officer.

We are highly dependent on the services of Ross Sklar, our Chief Executive Officer. Although Mr. Sklar spends significant time with the Company and is highly active in our management, he does not devote his full time and attention to the Company. Mr. Sklar currently serves as a Chief Executive Officer of TSG and a Chairman of Temperance, among other positions and activities.

In certain voting situations, including the election of directors, we are effectively controlled by Ross Sklar. As a result, Mr. Sklar has the ability to prevent or influence certain actions by us.

As of April 2, 2024, Mr. Sklar beneficially controls, directly or indirectly, the voting power of up to 481,029,128 shares of the Company’s Class A common stock representing up to 74.2% of the outstanding voting power of the Class A common stock.

As a result of his stock ownership and various voting agreements, Mr. Sklar has the ability to exercise significant control and influence over our business, including many matters requiring stockholder approval (e.g., election of certain directors, and significant corporate transactions, such as a merger or other sale of our Company or its securities or assets).

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

We have incurred significant net losses and have only occasionally generated profits. We cannot assure you that we will continue to achieve profitable operations.

We have historically incurred significant net losses since inception. We incurred a net loss of $45,402,121 in the year ended December 31, 2023, generated net income of $977,858 in the year ended December 31, 2022, incurred a net loss of $2,325,074 in the year ended December 31, 2021, generated net income of $543,286 in the year ended December 31, 2020 and incurred a net loss of $139,964 in the year ended December 31, 2019. As of December 31, 2023, we had an accumulated deficit of $63,769,469. We may not be able to maintain profitability and may incur significant losses again in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business or market capitalization declines.

We also continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.

In 2023, the Company recognized $20,467,700 and $9,145,000 of impairment charges on goodwill within the Soylent segment and Starco Brands segment, respectively. The Company had no impairment charges on goodwill recorded in 2022.

We cannot assure you that the remaining $26,689,391 of goodwill on the balance sheet as of December 31, 2023 will not be impaired in the future as it is not certain we will achieve sustainable operating profits and revenue growth in the future. Failure to achieve and maintain profitability could lead to a triggering event that would require analysis of whether the remaining goodwill should be impaired.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the year ended December 31, 2023 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. This report is dated April 3, 2024. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to continue generating revenues from our operations, which will enable us to fund our expansion plans and realize our business objectives. If we are unable to continue to grow our revenue and to and sustain profitability, we may not be able to continue as a going concern.

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

Our operating results are affected by the relative condition of the United States economy as many of our products may be considered discretionary items for consumers. In an economic downturn, our customers may reduce their spending and purchases due to job loss or fear of job loss, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes, and/or lower consumer confidence. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty. Current, recent past, and future conditions may also adversely affect our pricing and liquidation strategy; promotional activities, product liquidation, and decreased demand for consumer products could affect profitability and margins. Online customer traffic is difficult to forecast. Consequently, sales, operating, and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast expected results for future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

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

We rely on licensing agreements with The Starco Group and Temperance Distilling Company.

We are party to a licensing agreement (the “TSG Licensing Agreement”) with TSG dated July 12, 2017. Pursuant to this agreement, STCB licenses to TSG the exclusive right to manufacture and sell certain of STCB’s products, which it may sell under the brand names owned by STCB. In return, TSG pays STCB royalties based on TSG’s unit sales of the products licensed by STCB to TSG pursuant to the TSG Licensing Agreement. Most of the Company’s products are manufactured and sold by TSG pursuant to this Licensing Agreement. As such, we are reliant on the TSG Licensing Agreement with TSG for a significant portion of our business. In addition, due to the close relationship of the Company and TSG, the deal terms that the Company has procured under this TSG Licensing Agreement (relating to manufacturing and royalties the Company receives on product sales by TSG) are very favorable to the Company, and would be difficult to replicate with another third-party manufacturer. Further, if for some reason the Company wanted to switch to an alternative provider for the manufacturing and selling of Company products, the TSG Licensing Agreement grants TSG an exclusive right to the products of the Company, and therefore the Company would be unable to change to another manufacturer without the consent of TSG or a breach by TSG of the terms of the TSG Licensing Agreement. Under the terms of the TSG Licensing Agreement, the agreement expires December 31, 2028, but may be terminated by either party immediately upon the material breach of the TSG Licensing Agreement by the other party. If TSG were to assert a breach of the TSG Licensing Agreement by the Company, and was successful in terminating the TSG Licensing Agreement, it could have a material adverse effect on the Company and its operating results.

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

Whipshots®, a significant contributor to our revenue for fiscal year 2022 and 2023, is manufactured by Temperance. Temperance is responsible for the procurement of all raw materials and components required to manufacture Whipshots®. Due to the unique nature of Whipshots®, the Company is reliant on Temperance as the manufacturer of Whipshots® and would not be able to easily find a comparable third-party manufacturer if needed. The operations of Temperance can be subject to additional risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. Temperance may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There have occasionally been, and there may again in the future be, shipments of products by Temperance to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

Another manufacturer of a significant number of our products is Gehl Foods, LLC (“Gehl”), whom we are reliant on to a meaningful degree. The operations of Gehl can be subject to risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. Gehl may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There may be shipments of products by Gehl to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

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

A portion of our customers shop with us through our e-commerce websites, which currently sells certain of our Skylar® and Soylent® products. While many of our products are sold in retail stores, increasingly, customers are using tablets and smart phones to shop online, and we do plan on increasing our product offerings on ecommerce websites in the future. Any failure on our part to provide an attractive, effective, reliable, user-friendly e-commerce platform that offers a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of sales, harm our reputation with customers, and could have a material adverse impact on our business and results of operations.

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

From time to time, acquisition opportunities have, and may in the future, become available to us. Those opportunities may involve the acquisition of specific assets, like intellectual property or inventory, or may involve the assumption of the business operations of another entity. If the performance of our acquisitions (AOS®, Skylar® or Soylent®) do not produce positive results, the dilution to stockholders from related true-up share issuances and any interest rate on debt held by such subsidiary, may prove detrimental to our financial results and the performance of your particular shares.

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

We have reported material weaknesses in internal controls.

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2023, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

Reference is made to that certain Agreement and Plan of Merger, (the “Soylent Merger Agreement”) by and among, Starco Brands, Inc. (“Starco”), Starco Merger Sub I, Inc., Soylent Nutrition, Inc. (“Soylent”) and Hamilton Start, LLC (“Hamilton”) in its capacity as the appointed stockholder representative of the former shareholders of Soylent. On November 7, 2023, Hamilton filed a Complaint against Starco in the Delaware Court of Chancery, C.A. No. 2023-1129-PAF (the “Delaware Complaint”). Pursuant to the Soylent Merger Agreement, certain shares of consideration were held back until a working capital true up calculation (the “Working Capital True-up”) and relevant adjustments were made, prior to release and issuance of the holdback and certain conditions were imposed with respect to employees in the months immediately following the Soylent Merger Agreement. Hamilton (whose managing member is Demir Vangelov, a director of Starco) and Starco were obligated to resolve the Working Capital True-up and any Soylent Merger Agreement disputes in good faith, or submit the disputes as stipulated in the Soylent Merger Agreement. No resolution was made between the parties and the Delaware Complaint was filed by Hamilton. Starco disputed the allegations in the Delaware Complaint and the mechanisms for resolution pursued by Hamilton.

On February 8, 2024, Hamilton filed an amended version of the Delaware Complaint and alleged additional claims regarding a Share Adjustment (as defined in the Soylent Merger Agreement) in respect to shares of Starco Class A common stock held by the former shareholders of Soylent (the “Former Shareholders”). On February 29, 2024, the Former Shareholders voted to remove Hamilton as the stockholder representative and appointed a new stockholder representative, YL Management LLC (the “Successor Stockholder Representative”). YL Management LLC became the Successor Stockholder Representative effective March 11, 2024. On March 8, 2024, Hamilton’s legal counsel in Delaware filed a Motion to Withdraw as counsel. On March 19, 2024, the Delaware Court of Chancery granted the Motion to Withdraw, and has indicated that it would dismiss the action underlying the Delaware Complaint unless successor counsel and a plaintiff with standing appear by or before April 9, 2024. On April 1, 2024, YL Management LLC filed an entry of appearance with the Delaware Court of Chancery as the new stockholder representative along with new legal counsel and took over the Delaware Complaint. On March 15, 2024, Starco, the Successor Stockholder Representative, and certain of the Former Shareholders accounting for approximately 84.8% of the total shares of Starco Class A common stock held by all Former Shareholders (the “Consenting Stockholders”), entered into a Stockholder Agreement which modifies certain terms of the Soylent Merger Agreement with respect to the Consenting Stockholders, including the Share Adjustment.

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

On April 2, 2024, the closing price for our Class A common stock as reported on the OTCQB was $0.13. As of such date, we had 648,404,989 shares of Class A common stock issued and outstanding. We had no shares of Class B common stock or Preferred Stock outstanding.

Holders

As of April 2, 2024, we had 306 stockholders of record, which does not include stockholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our Class A common stock is unlikely.

Equity Compensation Plans.

On November 27, 2023, our Board adopted an equity compensation plan (the “Equity Plan”) for employees and service providers of the Company, which authorized for issuance 100,000,000 shares of our Class A common stock. On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the stockholders the Equity Plan. The Company filed a Schedule 14C Definitive Information Statement (a “Definitive 14C”) relating to such corporate action on March 29, 2024, which will be effective April 18, 2024.

Recent Sales of Unregistered Securities.

All sales of unregistered Class A common stock of the Company during fiscal year 2023 and through the date of this report were made in reliance upon Section 4(a)(2) of the Securities Act and are set forth below:

Date	Shares of Common Stock Issuable[1]	Cash Proceeds / Value in Kind from Shares Issuable	Recipient(s) of Shares
February 15, 2023	177,954,287	$26,693,143	21 entities 4 individuals
March 31, 2023	81,249	$81,249	2 individuals
June 30, 2023	81,249	$81,249	2 individuals
September 30, 2023	81,249	$81,249	2 individuals
December 31, 2023	27,091	$27,091	2 individuals
December 31, 2023	19,268,162	$3,371,252	8 entities 18 individuals
February 14, 2024	140,051,492	$21,607,556	21 entities 4 individuals
February 14, 2024	16,309,203	$2,446,380	21 entities 4 individuals
March 12, 2024	4,979,731	$946,149	3 entities 11 individuals

1 Shares calculated are initial closing + indemnification holdback + contingent shares, since these were accounted for in the Form D offering/Cash proceeds calculations. If the contingent shares have been deemed unlikely to occur, they have been removed from the shares of Common Stock issuable.

All sales of unregistered warrants to purchase common stock of the Company were made in reliance upon Section 4(a)(2) of the Securities Act.

Date	Warrants to Purchase Shares of Common Stock	Consideration	Exercise Price	Recipient(s) of Shares
March 3, 2023	114,286	Funding Fee for Loan Origination	$0.01	1 individual
June 1, 2023	150,000	Consulting Services	$0.19	1 individual

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the “Separation Agreements”) with Sanford Lang (“Mr. Lang”) and Martin Goldrod (“Mr. Goldrod”) whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board of Directors in exchange for certain separation benefits (the “Separation Benefits”). As consideration for the Separation Benefits, and not in addition to same, the Company agreed to purchase an amount of the shares of the Company per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the “Repurchases”). As of the date of this report, the Separation Agreements have terminated and the Repurchases have ceased. The Repurchases made during the fiscal year ended December 31, 2023 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2023 - 1/31/2023	63,206	$0.17	1,030,326	$186,150
2/1/2023 - 2/28/2023	73,236	$0.15	1,103,562	$175,200
3/1/2023 - 3/31/2023	56,721	$0.19	1,160,283	$164,250
4/1/2023 - 4/30/2023	73,693	$0.14	1,233,976	$153,300
5/1/2023 - 5/31/2023	78,934	$0.14	1,312,910	$142,350
6/1/2023 - 6/30/2023	75,861	$0.14	1,388,771	$131,400
7/1/2023 - 7/31/2023	90,070	$0.12	1,478,841	$120,450
8/1/2023 - 8/31/2023	84,187	$0.13	1,563,028	$109,500
9/1/2023 - 9/30/2023	65,426	$0.17	1,628,454	$98,550
10/1/2023 - 10/31/2023	73,397	$0.15	1,701,851	$87,600
11/1/2023 - 11/30/2023	81,473	$0.13	1,783,324	$76,650
12/1/2023 - 12/31/2023	78,830	$0.14	1,862,154	$65,700

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Starco Brands, Inc. and subsidiaries as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Starco Brands, Inc. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in Item 1A, “Risk Factors” section of this Annual Report on Form 10-K.

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

In 2022, the Company embarked on a strategy to grow its consumer product line offerings through the acquisition of multiple subsidiaries with established behavior changing products and brands. With an increased product line and its existing partner relationships, the Company has continued expanding its vertical and consumer base through 2023.

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

Results of Operations

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

	December 31,	December 31,
	2023	2022	Change
Revenues	$65,211,238	$7,812,728	$57,398,510
Cost of goods sold	37,431,277	776,127	36,655,150
Gross profit	27,779,961	7,036,601	20,743,360
Operating expenses:
Compensation expense	15,899,492	1,175,267	14,724,225
Professional fees	5,861,649	1,822,927	4,038,722
Marketing, general and administrative	21,643,733	2,756,808	18,886,925
Marketing, related party	-	131,614	(131,614)
Fair value share adjustment	215,531	-	215,531
Goodwill impairment	29,612,700	-	29,612,700
Total operating expense	73,233,105	5,886,616	67,346,489
Income (loss) from operations	(45,453,144)	1,149,985	(46,603,489)
Other expense:
Interest expense	850,105	68,721	781,384
Other expense	98,872	103,406	(4,534)
Total other expense	948,977	172,127	776,850
Income (loss) before provisions for income taxes	(46,402,121)	977,858	(47,379,979)
Provision for income taxes	-	-	-
Net income (loss)	(46,402,121)	977,858	(47,379,979)
Net income (loss) attributable to non-controlling interest	(210,871)	167,891	(378,762)
Net income (loss) attributable to Starco Brands	$(46,191,250)	$809,967	$(47,001,217)

Revenues

For the year ended December 31, 2023, we recorded revenues of $65,211,238, compared to $7,812,728 the year ended December 31, 2022, an increase of $57,398,510 or 735%. The bulk of revenue growth came from acquisitions, primarily revenue from Soylent’s acquisition date forward and a full year of revenue for Skylar, representing 59% and 16% of total revenue, or $38,218,444 and $10,670,619, respectively, for the year ended December 31, 2023. Royalty revenue represented 18% and 87% of total revenue, or $11,696,722 and $6,786,051, with the current period royalty revenue growth largely due to the growth in royalties from sales of Whipshots™. The royalty rate that the we paid varies on a per product basis of wholesale sales of our branded and non-corporate owned licensed products. Royalty revenues, not related to our acquisitions, are from our marketing licensing agreements with TSG and other affiliated companies, and primarily are for Whipshots® and Winona®.

Cost of Goods Sold

For the year ended December 31, 2023, we recorded cost of goods sold of $37,431,277, compared to $776,127 for the year ended December 13, 2022, an increase of $36,665,150 or 4723%. The increase of cost of goods sold came almost entirely from acquisitions, primarily cost of goods sold from Soylent’s acquisition date forward and a full year of cost of goods sold for Skylar, representing 82% and 8% of total cost of goods sold, or $30,745,840 and $2,314,732, respectively.

Operating Expenses

For the year ended December 31, 2023, compensation expense increased $14,724,225, or 1253% to $15,899,492 compared to $1,175,267 for the year ended December 31, 2022. The increase was primarily due to stock-based compensation increasing to $10,469,018 in the year ended December 31, 2023, from $529,400 for the year ended December 31, 2022, representing an increase of $9,939,618. The increase in stock-based compensation is due primarily to shares of Whipshots Holdings being issued to Washpoppin and increased warrants expense. Compensation expense also increased from the addition of compensation costs from the acquisitions of AOS, Skylar and Soylent.

For the year ended December 31, 2023, we incurred $5,861,649 in professional fees compared to $1,822,927 in the prior period, an increase of $4,038,722, or 222%. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in the year ended December 31, 2023 is primarily due to an increase in contractor fees, banking, legal, valuation and audit fees related to the acquired businesses Soylent, Skylar, and AOS.

For the year ended December 31, 2023, we incurred $21,643,733 in marketing, general and administrative expense as compared to $2,756,808 for the year ended December 31, 2022, an increase of $18,886,925, or 685%. The increase can be attributed to addition of the acquired businesses and an increase in spending on marketing and increased amortization expense.

For the year ended December 31, 2023, we incurred a fair value share adjustment loss of $215,531. This was due to the fair value of the Soylent sellers’ rights to receive additional Starco shares decreasing as described below. The fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $36,715,800. For the Soylent Shareholders that did not join the Stockholder Agreement, the fair value of the rights to receive these shares were $0.136 per share on December 31, 2023, or the Company’s stock price as of February 14, 2024, the “Adjustment Date”, or a share adjustment value of $6,101,455. For the Consenting Stockholders, the fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.186 per share on December 31, 2023 or an approximate share adjustment value of 30,829,876. Included in the Consenting Stockholders approximate share adjustment value of $30,829,876, are the fair value rights to receive shares under the First Adjustment Date in the Stockholder Agreement of $15,506,101, or $0.16 per share, the 30-day wvap of the Company’s stock price as of February 14, 2024. The total share adjustment value as of December 31, 2023 is $36,931,330.

For the year ended December 31, 2023, we incurred a goodwill impairment loss of $29,612,700. The Starco Brands segments was impaired $9,145,000 and has a remaining goodwill balance of $2,944,871. The Soylent segment goodwill was impaired $20,467,700 and has a remaining goodwill balance of $12,510,208.

Other Income and Expense

For the year ended December 31, 2023, we had total other expense of $948,977 compared to other expense of $172,127 for the year ended December 31, 2022. For the year ended December 31, 2023, we had interest expense of $ 850,105 compared to $68,721 for the year ended December 31, 2022. The increase in interest expense is a result of the addition of the Soylent line of credit and higher outstanding borrowing from Ross Sklar. Other expenses, primarily related to acquisition related expenses decreased to $98,872 in the year ended December 31, 2023 compared to $103,406 in the year ended December 31, 2022.

Net Income (Loss)

For the year ended December 31, 2023, we recorded a net loss of $46,402,121, compared to net income of $977,858 for the year ended December 31, 2022. The change from net income to net loss is primarily due to goodwill impairment loss of $29,612,700, which is a non-cash expense, in addition to increased expenses from the acquired businesses AOS, Skylar and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, we have an accumulated deficit of $63,769,469 at December 31, 2023. We used $175,796 in cash from financing activities for the year ended December 31, 2023, primarily due to $964,753 of net payments on the line of credit and $131,400 of repurchases of common stock, which was partially offset by $800,000 of loan advances from Ross Sklar and $127,148 of borrowings for insurance policies. This compared to net cash received of $2,223,392 from financing activities for the year ended December 31, 2022, due primarily to $2,472,500 of loan advances from Ross Sklar, our CEO and $151,250 of equity investments from unaffiliated parties, less share repurchases of $131,400 and other repayment activity.

Our net cash provided by operating activities was $686,657 for the year ended December 31, 2023 compared to $377,777 for the year ended December 31, 2022. Operating expenses for the year ended December 31, 2023 totaling $73,233,105 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance, loss on share fair value adjustment and goodwill impairment loss. Operating expenses for the year ended December 31, 2022 totaling $5,886,616 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance and website maintenance.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bore interest at 4% per annum, compounded monthly, was unsecured, and matured two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note with Ross Sklar in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note is also convertible into the Class A common stock at the lender’s option and a conversion price of $0.29 per share. On December 29, 2022, STCB executed a sixth promissory note with Ross Sklar in the principal amount of $2,000,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on August 1, 2023, and included warrants to purchase 285,714 shares of our common stock at a price of $0.01 per share. On March 3, 2023, STCB executed a seventh promissory note with Ross Sklar in the principal amount of $800,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on July 1, 2023, and included warrants to purchase 114,286 shares of our common stock at a price of $0.01 per share.

On August 11, 2023, we issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2024. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%), and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, The Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to the (i) Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note. The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provides a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.  The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Consolidated Secured Promissory Note):

	Outstanding Balance	Original maturity	Original rate	Revised maturity	Revised rate
January 24, 2020 Note	$100,000	7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000	6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000	9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2022 Note	500,000	12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000	8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000	7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000

The Company did not include the February 14, 2022 Note with amount of $472,500 in the note consolidation. As of the date of this filing, the $472,500 principal amount of the February 14, 2022 Note is in default with the Company paying interest only payments. The Company and Sklar intend to extend the February 14, 2022 Note to have a maturity date that coincides with the maturity date of the Consolidated Secured Promissory Note. This extension has not been effected as of the date of this report.

As of December 31, 2023 and December 31, 2022, the outstanding principal due to Mr. Sklar was $4,472,500 and $3,672,500, respectively.

Going Concern

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to the substantial doubt include, the Company historically incurring net losses as indicated in the Company’s accumulated deficit of approximately $63,769,469 at December 31, 2023 including the impact of its net loss of $46,402,121 for the year ended December 31, 2023 and total debt on the balance sheet was $8,394,466, as of December 31, 2023, with all debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $8,394,466 on the balance sheet as of December 31, 2023 includes $4,472,500 of notes payable to Ross Sklar, who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include, (i) continuing to increase net cash provided by operating activities, which was $686,657 for the year ended December 31, 2023, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and provide additional working capital, if needed. In order to achieve these plans, management has created and approved plans to increase top line revenue for each segment, while decreasing overall expenses as a percent of revenue, which will be realized through realizing synergies from the acquisitions of AOS, Skylar and Soylent, while utilizing the Company’s back-end shared service model to reduce expenses. The Company is in ongoing negotiations to obtain additional financing to clear historical debt and provide additional working capital. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Working Capital Surplus

	December 31,	December 31,
	2023	2022
Current assets	$25,235,590	$7,971,639
Current liabilities	57,672,403	7,690,876
Working capital surplus (deficiency)	$(32,436,813)	$280,763

The increase in current assets is primarily due to the increase in accounts receivable of $7,105,138 as well as an increase in inventory on hand of $7,651,887. Both the increase of accounts receivable and inventory are primarily related to the Soylent acquisition. The increase in current liabilities is primarily a result of the increase in fair value of share adjustment of $36,931,330, the addition of a line of credit balance of $3,835,247 and an increase in accounts payable of $1,194,464. The increase of stock payable, line of credit, and accounts payable are primarily due to the Soylent acquisition

Cash Flows

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$686,657	$377,777
Net cash used in investing activities	(230,007)	(1,459,661)
Net cash (used in) provided by financing activities	(175,796)	2,223,392
Increase in cash	$280,854	$1,141,508

Operating Activities

Net cash provided by operating activities was $686,657 for the year ended December 31, 2023 and was primarily due to a net loss of decrease of inventory in the amount of $5,674,096, which was partially offset by an increase of accounts receivable of $1,767,793 and an increase in prepaid expenses of $785,943. The net loss for the year ended $46,402,121 was mostly offset by non-cash expenses of goodwill, stock-based compensation and amortization of intangible assets in the amounts of $29,612,700, $10,469,018 and $2,802,685, respectively.

Net cash provided by operating activities was $377,777 for the year ended December 31, 2022 and was primarily due to an increase of accounts receivable of $1,932,956, which was partially offset by an increase of other payables and accrued liabilities of $772,074 and a decrease of prepaid expenses and other assets of $700,061.

Investing Activities

Net cash used in investing activities was $230,007 for the year ended December 31, 2023 and was primarily due to cash paid for purchase of intangibles of $336,670.

Net cash used in investing activities was $1,459,661 for the year ended December 31, 2022 and was due to cash paid in acquisition of business, net of $1,459,661.

Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $175,796 primarily due to $964,753 of net payments on the line of credit and $131,400 of repurchases of common stock, which was partially offset by $800,000 of loan advances from Ross Sklar and $127,148 of borrowings for insurance policies.

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

We consider our critical accounting estimates to include the assumptions and estimates associated with timing for revenue recognition, testing for impairment, recoverability of long-lived assets, income taxes, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate. Our significant accounting policies are more fully described in the notes to our Consolidated Financial Statements. We believe that the following accounting policies and estimates are critical to our business operations and understanding our financial results.

Acquisition Accounting

We account for acquisitions in accordance with the acquisition method of accounting pursuant to ASC 805, Business Combinations. Accordingly, for each acquisition, we record the fair value of the assets acquired and liabilities assumed as of the acquisition date and recognize the excess of the consideration paid over the fair value of the net assets acquired as goodwill. For each acquisition, the fair value of assets acquired, and liabilities assumed is determined based on assumptions that reasonable market participants would use to value the assets in the principal (or most advantageous) market.

In determining the fair value of the assets acquired and the liabilities assumed in connection with acquisitions, management engages third-party valuation experts. Management is responsible for these internal and third-party valuations and appraisals.

Revenue Recognition

STCB, excluding its subsidiaries, earns a majority of its revenues through the sale of food products, primarilty through Winona. Revenue from retail sales is recognized at shipment to the retailer.

AOS, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise or FOB destination.

Skylar, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of fragrances. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon FBA, is recognized either upon shipment of merchandise or FOB destination.

Soylent, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of nutritional drinks. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, is recognized upon shipment of merchandise.

Whipshots, an 85% owned subsidiary, earns its revenues as royalties from the licensing agreements it has with Temperance , a related entity. STCB licenses the right for Temperance to manufacture and sell vodka infused whipped cream. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is based on contractual terms. The Company recognizes its revenue under these licensing agreements only when sales are made by Temperance to a third party.

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

The Company experienced triggering events in 2023 due to lower-than-expected revenue for each segment, prompting impairment assessments of goodwill as of November 30, 2023.

The Company engaged a third-party valuation firm to determine the fair value of the reporting units under ASC 350. The Company recorded total goodwill impairment losses in the amount of $29,612,700 for the year ended December 31, 2023. The goodwill impairment losses are attributable as follows to the following segments: $9,145,000 to the Starco Brands segment and $20,467,700 to the Soylent segment. No impairment losses related to goodwill were recognized for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022 goodwill was $26,689,391 and $32,836,563, respectively.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the years ended December 31, 2023 and 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2023.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2023 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which we had previously reported as of December 31, 2022, and which have not yet been remediated:

●	Lack of an audit committee
●	Lack of corporate documentation

Management’s Plan to Remediate the Material Weaknesses

During the year ended December 31, 2023, Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Formal appointment of an interim Chief Financial Officer in the first half of 2023, who has been overseeing the financial reporting process and implementation of enhanced controls and governance,
●	Engagement of separate external financial consulting firms to continue to enhance financial reporting, financial operations, internal controls including segregation of duties; as well as improve tax analysis, fair value estimates and reporting,
●	Management plans to expand the Board of Directors in 2024 to include an independent member qualified as a financial expert to sit on an Audit Committee; and
●	Management plans to develop formal policies and procedures over accounting and reporting.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A.	Other Information.

None.

Item 9B.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position	Term of Director/Officer
Ross Sklar	48	President, CEO, Chairman of the Board and Director	Director: August 2015 until successor is duly elected and qualified Officer: August 2017 until successor is duly appointed and qualified
Darin Brown	47	Chief Operating Officer, Secretary, and Director	Officer: June 2023 until successor is duly appointed and qualified Director: June 2020 until successor is duly elected and qualified
Kevin Zaccardi	38	Interim-Chief Financial Officer	June 2023 until successor is duly appointed and qualified
Demir Vangelov*	50	Director	February 2022 until successor is duly appointed and qualified
David Dreyer	50	Chief Marketing Officer	June 2023 until successor is duly appointed and qualified
Bharat Vasan	48	Director	March 2024 until success is duly elected and qualified

Ross Sklar was appointed to fill a vacancy on our Board on August 13, 2015. Mr. Sklar is the founder and current Chief Executive Officer of The Starco Group, located in Los Angeles, California. On August 9, 2017, Mr. Sklar was appointed President and Chief Executive Officer of Starco Brands. He started The Starco Group in January 2010. The Starco Group is a diversified aerosol and liquid fill producer of private label and branded industrial and consumer products that manufactures for almost every consumer category. For over 20 years Mr. Sklar has developed technology in industrial and consumer markets. He holds a Bachelor’s degree in Political Science from the University of Manitoba.

Darin Brown joined the Company as a Director on June 4, 2020, and was appointed as its Chief Operating Officer and Secretary on June 8, 2023. Mr. Brown has over 20 years of experience in chemical operations and consumer package goods distribution experience. He also currently serves as a board member for The Starco Group. Mr. Brown has exceptional leadership experience, having overseen teams of over 200 people during his time at The Starco Group.

Kevin Zaccardi joined the Company in connection with the Soylent Acquisition. Mr. Zaccardi performed the role of Chief Financial Officer of Soylent. The Board appointed Mr. Zaccardi to the position of Interim-Chief Financial Officer on June 8, 2023. Mr. Zaccardi has 16 years of experience in the food manufacturing industry ranging from branded to private label and co-manufacturing businesses. Prior to joining Soylent, Mr. Zaccardi was Vice President Finance and Controller for Vero Foods, LLC, a privately held food company which owned several companies in the meat industry primarily focused on clean label organic and non gmo products. His previous experiences includes various progressive financial management roles within Ghirardelli Chocolate Company (a subsidiary of Lindt & Sprungli), Performance Food Group (PFGC: NYSE) and Ralcorp Frozen Bakery Products (acquired by Treehouse Foods). Mr. Zaccardi earned his Bachelors of Science in Managerial Economics from University of California in Davis, California.

Demir Vangelov* joined the Company as a Director on February 15, 2022 in connection with the Soylent Acquisition. Mr. Vangelov has 15 years of experience in the food industry. He was a member of the board of directors and the Chief Executive Officer of Soylent Nutrition, Inc., a privately held, plant-based food company. Mr. Vangelov joined Soylent as its Chief Financial Officer in June 2018 and was promoted to Chief Executive Officer in February 2020, when he was also appointed to Soylent’s board. Soylent was acquired by Starco Brands, Inc. in February 20231*.

David Dreyer joined the Company as an Executive Vice President of Marketing on June 4, 2020 and began performing as our chief marketing officer in February 2022. The Board We officially appointed Mr. Dreyer to his position as Chief Marketing Officer on June 8, 2023. Mr. Dreyer brings over 20 years of experience working with Blue Chip Brands to the team at Starco Brands. Upon receiving his MS in Integrated Marketing from Northwestern University, Dreyer started his career with Honda and internet pioneer Stamps.com. Dreyer then migrated over to the agency side of the business, working for industry standouts Deutsch, TBWA/Chiat/Day, The Woo and Media Arts Lab. His roster of brands that he has worked with also speaks for itself, as Dreyer feels privileged to have worked with brands such as Apple, Pepsi, Pizza Hut, Dr. Pepper, Snapple, Infinity, The GRAMMY’s, Jimmy Dean and TOMS. In his spare time, Dreyer is a Professor of Advertising at USC’s Annenberg School for Communication, where he loves introducing students to the world of advertising and helping them find their footing in the industry.

1 *pursuant to a stockholder action on March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the removal of Mr. Vangelov as a Director of the Company and elected Bharat Vasan to fill the vacancy. The Company filed a Definitive 14C relating to such corporate action on March 29, 2024, which will be effective April 18, 2024.

Bharat Vasan, Director

Bharat Vasan is an experienced board member, executive and investor, with more than 15 years of leading businesses across multiple industries, including in consumer packaged goods, digital health, software, electronics and games. Mr. Vasan has a track record of growing and scaling businesses across different stages of their lifecycle, including raising capital, and mergers and acquisitions. Mr. Vasan was previously President and Chief Operating Officer of The Production Board (TPB), a San Francisco-based venture capital firm. At TPB, Mr. Vasan sat on private and public boards, including Uplifting Results Labs and TPB Acquisition Corp I. Prior to joining TPB, Mr. Vasan was the Chief Executive Officer and Board Member of PAX Labs and, prior to that, led multiple businesses to successful financings and acquisitions, including as the President and Chief Operating Officer at August Home (acquired by Assa Abloy), and as the co-founder and Chief Operating Officer of BASIS Science (acquired by Intel, Inc.). Mr. Vasan also played various roles in corporate development and executive leadership at Electronic Arts. He is active with non-profit causes and currently sits on the Board of the San Francisco Society for the Prevention of Cruelty to Animals (SPCA). Mr. Vasan received his undergraduate degree from Middlebury College and his graduate degree from Columbia University. The Company filed a Definitive 14C relating to such Mr. Vasan’s election as a director on March 29, 2024, which will be effective April 18, 2024, following this report.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2023, we believe all necessary forms have been filed.

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire Board of Directors, act as our nominating and audit committee.

Code of Ethics

The Company adopted a code of business conduct and ethics on August 23, 2023.

Item 11.	Executive Compensation.

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar, CEO, Director	2023	$120,000	$-	$-	$-	$-	$-	$-	$120,000
	2022	$10,000	$1,000	$-	$-	$-	$-	$-	$11,000
Darin Brown, VP, Director	2023	$102,000	$-	$-	$-	$-	$-	$-	$102,000
	2022	$93,500	$1,000	$-	$-	$491,742	$-	$-	$586,242
Kevin Zaccardi, CFO	2023	$230,823	$-	$-	$-	$-	$-	$-	$230,823
	2022	-	-	-	-	-	-	-	-
Demir Vangelov, Director	2023	$119,429	$-	$-	$-	$-	$-	$-	$119,429
	2022	-	-	-	-	-	-	-	-
David Dreyer, VP	2023	$300,000	$-	$-	$-	$-	$-	$-	$300,000
	2022	$262,500	$1,000	$-	$-	$-	$-	$-	$263,500

(1) Prior to October, 1, 2023 compensation reported under Salary was payable to the officers under consulting compensation as 1099-NEC wages.

Employment Agreements

STCB has no formal employment agreements, other than at-will offer letters, in place at this time.

Director Compensation

The Company does not have any arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Under Equity Compensation Plans

On November 27, 2023, our Board adopted an equity compensation plan (the “Equity Plan”) for employees and service providers of the Company, which authorized 100,000,000 shares of our Class A common stock. On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the stockholders the Equity Plan. The Company filed a Schedule 14C Definitive Information Statement (a “Definitive 14C”) relating to such corporate action on March 29, 2024, which will be effective April 18, 2024.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding Class A common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Class A common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 648,404,989 shares of common stock outstanding as of April 2, 2024.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Class A common stock	Ross Sklar	93,519,836		14.4%
Class A common stock	David Dreyer	4,250 ,000		0.7%
Class A common stock	Darin Brown	2,000,000		0.3%
Class A common stock	Demir Vangelov	32,472,426	(1)	5.0%
Class A common stock	Kevin Zaccardi	-		-%
Class A common stock	Bharat Vasan	-		-%
Class A common stock	GV 2016 GP, L.L.C.	99,510,805	(2)	15.3%
Class A common stock	Andreessen Horowitz Fund IV, L.P.	80,041,025	(3)	12.3%
Class A common stock	The Production Board, LLC	61,696,700	(4)	9.5%
	Directors and executive officers as a group (6 persons)	132,242,262		20.4%

(1)	Mr. Vangelov holds theses shares indirectly through Hamilton Start, LLC. Mr. Vangelov’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, as may be amended from time to time.
(2)	GV 2016 GP, L.L.C. holds theses shares indirectly through GV 2016, L.P. GV 2016 GP, L.L.C.’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, as may be amended from time to time.
(3)	Andreessen Horowitz Fund IV, L.P.’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, as may be amended from time to time
(4)	The Production Board, LLC’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, as may be amended from time to time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended December 31, 2017, Sanford Lang, STCB’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Sanford Lang and Martin Goldrod (former directors and executive officers of STCB) executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. During the term of the agreements, STCB repurchased an aggregate of $10,950 of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase set according to the volume weighted average price of trades in the stock over the last 10 days of the month. As of December 31, 2022 STCB has repurchased an aggregate of $328,500 from Mr. Lang and Mr. Goldrod per the agreements and effected the corresponding share transfers. The foregoing agreements terminated prior to the date of this report.

As of December 31, 2021, STCB owed TSG $72,843 for expenses paid by TSG on behalf of STCB for expenses to launch licensed brands. This obligation was satisfied in 2022 such that there is no further obligation for this matter. In addition, in 2022 STCB satisfied additional obligations to TSG and its subsidiaries totaling $203,539 for expenses paid on behalf of STCB or funds advanced to the Company to pay for other operating expenses. TSG is owned by Ross Sklar, CEO. The Company did not incur any expenses paid by TSG on behalf of STCB during the year ended December 31, 2023.

During the years ended December 31, 2023 and December 31, 2022, the Company incurred zero and $131,614, respectively, of marketing expense from The Woo while David Dreyer, STCB’s Chief Marketing Officer, was also Managing Director at The Woo. Mr. Dreyer left The Woo in February 2022.

During the years ended December 31, 2023 and 2022, the Company recognized revenue from related parties of $11,696,722 and $6,786,051, respectively. There were $2,742,508 and $2,107,015 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2023 and December 31, 2022, respectively. All revenues earned in relation to these accounts receivable is from related parties. Ross Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance for its initial production of Whipshots, recorded as note receivable, related party on the Company’s consolidated balance sheets. The note carried no interest and was payable on demand. There was no balance on the note receivable as of December 31, 2023 and $95,640 due as of December 31, 2022.

During the years ended December 31, 2023 and 2022, the Company received contributed services at a value of approximately $334,572 (approximately $270,567 of stock compensation for shares vesting to advisors) and $683,624 (approximately $358,628 of stock compensation for shares vesting to advisors), respectively. These costs are expensed and recorded as additional paid-in capital in the period the services are provided.

On January 24, 2020, STCB executed a promissory note (“January 24, 2020 Note”), for $100,000 with Ross Sklar, CEO. The January 24, 2020 Note bore interest at 4% per annum, compounded monthly, was unsecured, and had a maturity date of two years from the original date of issuance. On July 19, 2022, the Company and Mr. Sklar, agreed to amend and restate the January 24, 2020 Note. Mr. Sklar agreed to extend the term of the January 24, 2020 Note through the entry into a First Amended and Restated Promissory Note (the “Amended Note”) in exchange for the Company paying the accrued and unpaid interest under the January 24, 2020 Note, including during the period following the initial maturity date of the January 24, 2020 Note (January 24, 2022 through July 19, 2022). In exchange for extending the term, Mr. Sklar waived the default interest rate of ten percent (10%) and agreed to interest accrual at the standard four percent (4%) rate during the period following the initial maturity date. The Amended Note carried a guaranteed 4% interest rate, had a maturity date of July 19, 2024, and a 10% interest rate on a default of repayment at maturity. The Company, at its option, could prepay the Amended Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note would accelerate in full upon an Event of Default (as defined in the Amended Note).

On June 28, 2021, STCB executed a second promissory note (“June 28, 2021 Note”), with Mr. Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 Note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note (“September 17, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note (“December 13, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of December 12, 2023.

On February 14, 2022, STCB executed a fifth promissory note (“February 14, 2022 Note”), in favor of Mr. Sklar, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the January 24, 2020 note between the Company and Sklar, the February 14, 2022 Note bears interest at 4% per annum, is unsecured, and had a maturity date of two years from the original date of issuance. This note may also convert into shares of Company Class A common stock at the 10-day volume weighted average trading price of the Company Class A common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

On December 29, 2022 STCB entered into a financing transaction with Mr. Sklar consisting of a secured promissory note (the “December 29, 2022 Note”), warrants (the “December 29, 2022 Warrants”) to purchase common stock of the Company (the “Common Stock”), and a security agreement (the “December 29, 2022 Security Agreement”) to secure the obligations under the December 29, 2022 Note (the foregoing agreements and transactions contemplated thereby, collectively, the “December 29 Financing”). The entry into the December 29 Financing was approved by the disinterested directors of the Company and was entered into to provide the Company with short-term liquidity to fund non-ordinary course business transactions and acquisitions.

The December 29, 2022 Note executed by STCB had a principal sum of $2,000,000, and carried a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first day of each month) plus 4% (for a then current floating interest rate of 11.5%). The December 29, 2022 Note had a maturity date of August 1, 2023 and a default interest rate equal to the then current interest rate plus 5%. The Company, at its option, could prepay the December 29, 2022 Note, in whole or in part, without prepayment penalty of any kind. In connection with the December 29, 2022 Note, the Company entered into the December 29, 2022 Security Agreement to secure the December 29, 2022 Note obligations and issued the December 29, 2022 Warrants as a funding fee to obtain the loaned funds.

The December 29, 2022 Security Agreement, by and between the Company and Sklar was entered into to provide security interests to Sklar to secure the obligations underlying the December 29, 2022 Note. A security interest in the Collateral (as defined in the December 29, 2022 Security Agreement) was granted to Mr. Sklar to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the December 29, 2022 Note until repayment by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.

The December 29, 2022 Warrants, consist of warrants to purchase 285,714 shares of common stock at an exercise price of $0.01 per share. The number of shares of common stock for which the December 29, 2022. Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations and like transactions. Pursuant to the December 29, 2022 Warrants, the warrant and the right to purchase securities upon the exercise of the December 29, 2022 Warrant will terminate on December 29, 2027. The December 29, 2022 Warrants are fully vested as of the date of grant and may be exercised through cash or cashless exercise.

On March 3, 2023 STCB entered into a financing transaction with Mr. Sklar consisting of a secured promissory note (the “March 3, 2023 Note”), warrants (the “March 3, 2023 Warrants”) to purchase Class A common stock of the Company (the “Class A common stock”), and a security agreement (the “March 3, 2023 Security Agreement”) to secure the obligations under the March 3, 2023 Note (the foregoing agreements and transactions contemplated thereby, collectively, the “March 3 Financing”). The entry into the March 3 Financing was approved by majority of the board of directors of the Company and entered into to provide the Company with short-term liquidity to fund non-ordinary course business transactions and liquidity of a wholly-owned subsidiary.

The March 3, 2023 Note executed by STCB had a the principal sum of $800,000, and carried a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first day of each month) plus 4% (for a then current floating interest rate of 11.75%). The March 3, 2023 Note had a maturity date of July 1, 2023 and a default interest rate equal to the then current interest rate plus 5%. The Company, at its option, could prepay the March 3, 2023 Note, in whole or in part, without prepayment penalty of any kind. In connection with the March 3, 2023 Note, the Company entered into the March 3, 2023 Security Agreement to secure the March 3, 2023 Note obligations and issued the March 3, 2023 Warrants as a funding fee to obtain the loaned funds.

The March 3, 2023 Security Agreement, by and between the Company and Sklar was entered into to provide security interests to Sklar to secure the obligations underlying the March 3, 2023 Note. A security interest in the Collateral (as defined in the March 3, 2023 Security Agreement) was granted to Mr. Sklar to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the March 3, 2023 Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.

The March 3, 2023 Warrants, consist of warrants to purchase 114,286 shares of Class A common stock at an exercise price of $0.01 per share. The number of shares of Class A common stock for which the March 3, 2023 Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations and like transactions. Pursuant to the March 3, 2023 Warrants, the warrant and the right to purchase securities upon the exercise of the March 3, 2023 Warrant will terminate on March 2, 2028. The March 3, 2023 Warrants are fully vested as of the date of grant and may be exercised through cash or cashless exercise.

On August 11, 2023, the Company issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2023. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%), and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, The Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to the (i) Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note. The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provides a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company. The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Consolidated Secured Promissory Note):

	Outstanding Balance	Original maturity	Original rate	Revised maturity	Revised rate
January 24, 2020 Note	$100,000	7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000	6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000	9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2022 Note	500,000	12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000	8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000	7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000

The Company did not include the February 14, 2022 Note  with amount of $472,500 in the note consolidation. The restructuring is accounted for as a debt modification. As of the date of this filing, the $472,500 principal amount of the February 14, 2022 Note is in default with the Company paying interest only payments. The Company and Sklar intend to extend the February 14, 2022 Note to have a maturity date that coincides with the maturity date of the Consolidated Secured Promissory Note. This extension has not been effected as of the date of this report.

As of December 31, 2023 and December 31, 2022, the outstanding principal due to Mr. Sklar was $4,472,500 and $3,672,500, respectively. As of December 31, 2023 and December 31, 2022 there was zero and $6,960 of accrued interest due on these notes, respectively.

For the years ended December 31, 2023 and 2022 the notes to Mr. Sklar incurred interest expense of approximately $393,715 and $65,982, respectively.

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

On February 15, 2023 in connection with the closing of the Soylent Acquisition, STCB entered into a Voting Agreement (the “Soylent Voting Agreement”) with Mr. Sklar and certain other stockholders of STCB. The Soylent Voting Agreement generally requires that for two (2) years the stockholders and Mr. Sklar vote all shares such person has voting control over in favor of the election of (i) a stockholder director as designated by the former Soylent preferred stockholders (the “Stockholder Director”), (ii) Ross Sklar and (iii) such other person as may be designated by Mr. Sklar from time to time. The Soylent Voting Agreement contemplates preemptive rights to ensure anti-dilution protections for the stockholders for three (3) years and has certain restrictions on the Company that cannot be pursued without the consent of the Stockholder Director. The Soylent Voting Agreement shall be effective for three (3) years from February 15, 2023 but terminates (a) automatically upon the listing of the Class A common stock on the Nasdaq Stock Market or New York Stock Exchange, (b) with the written consent of each of the parties signatories thereto, (c) automatically in the event that both of the following conditions are met: (i) Mr. Sklar is no longer the Company’s chief executive officer and (ii) Mr. Sklar owns less than 20% of the issued and outstanding Class A Common stock of the Company, or (d) automatically in the event the Company voluntarily commences any bankruptcy or similar proceedings or has commenced against it any bankruptcy or similar proceedings that are not dismissed within 60 days of such commencement.

Accounting for Mr. Sklar’s personal share holdings, and each of the referenced voting agreements, Mr. Sklar may exercise control over up to approximately 481,029,128 shares, or 74.2% of the total voting power of STCB, pursuant to certain stockholder actions as described in the respective voting agreements.

Director Independence

At this time, the Company does not have a policy that all of its directors, or a majority, be independent of management. The Company currently has three directors. It is the intention of the Company to implement a policy in the future that a majority of the Board members be independent of the Company’s management as the members of the Board increases following further implementation of the Company’s business plan.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Macias Gini & O’Connell LLP (“MGO”) has served as our independent registered public accountants for the years ended December 31, 2023 and 2022. The following is a summary of the fees billed or expected to be billed to us by MGO for professional services rendered with respect to the fiscal years ended December 31, 2023 and 2022:

	MGO
	2023	2022
Audit fees (1)	$470,000	$300,000
Audit-related fees (2)	-	155,000
Tax fees (3)	-	-
All other fees (4)	-	-
	$-	$455,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the years ended December 31, 2023 and 2022, and the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

Pre-Approval Policies

Our Board of Directors approves the engagement of the auditor before the firm renders audit and non-audit services. Since the Company does not have an audit committee, we do not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub Inc., a Delaware corporation, (iii) The AOS Group Inc., a Delaware corporation, and (iv) Matthias Metternich, solely in his capacity as the Company Stockholder Representative of The AOS Group stockholders, dated September 12, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

2.2 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub II, Inc., a Delaware corporation, (iii) Skylar Body, LLC, a Delaware limited liability company, (iv) Skylar Body, Inc., a Delaware corporation, and (v) Shareholder Representative Services LLC, solely in its capacity as the representative of the Company Holders, dated December 29, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

2.3 (*)†	Agreement and Plan of Merger, by and among Starco Brands, Inc., Starco Merger Sub I Inc., Soylent Nutrition, Inc., and Hamilton Start, LLC, solely in its capacity as stockholders’ representative and solely for purposes of Article IX, Article X, Section 2.08 and Section 6.11 therein, dated February 14, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 20A

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Convertible Promissory Note issued in favor of Ross Sklar, dated February 14, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2022.

10.10 (*)	Consolidated Secured Promissory Note of Starco Brands, Inc., issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.11 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.12 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.13 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.14 (*) (+)

License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.15 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

14.1 (*)	Code of Business Conduct and Ethics of Starco Brands, Inc., filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2023.

21.1 (#)	Subsidiaries of the Company.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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

STARCO BRANDS, INC.

Dated: April 3, 2024	By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ross Sklar	Chief Executive Officer and Director
Ross Sklar	(Principal Executive and Financial Officer)	April 3, 2024

/s/ Kevin Zaccardi	Interim-Chief Financial Officer
Kevin Zaccardi	(Principal Financial and Accounting Officer)	April 3, 2024

/s/ Darin Brown	Director	April 3, 2024
Darin Brown

	Director	April 3, 2024
Demir Vangelov

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Board of Directors

Starco Brands, Inc.

Santa Monica, Ca

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Starco Brands, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ .6(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $63.8 million at December 31, 2023 including the impact of its net loss of approximately $46.4 million for the year ended December 31, 2023. Net cash provided by operating activities was $0.7 million for the year ended December 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting for Business Combinations – Fair Value of Acquired Assets and Contingent Consideration

In 2022, the Company completed its acquisition of Skylar Body Inc. and the AOS Group Inc. for total considerations of approximately $21 million and $13 million, respectively. The Company finalized its purchase price allocations in May 2023. In addition, in February 2023, the Company acquired Soylent Nutrition, Inc. (“Soylent”) for total consideration of approximately $66 million. Included in Soylent’s total consideration is a contingent consideration arrangement arising from the acquisition which is based on a share adjustment by which the Company’s share price reaching $0.35 on the first anniversary of the closing price. If the Company’s share price does not reach $0.35, the Company is obligated to provide additional consideration to the former shareholders. The Company determined that the contingent consideration is within the scope of ASC 480 and ASC 815 and classified the contingent consideration as a liability and has been marking such to fair value each reporting period. Auditing the identified business combinations was especially complex and judgmental due to the significant uncertainty of future occurrences related to contingent considerations, complex assumptions and measurement of identifiable assets separate from Goodwill, at fair value and high subjectivity of such identifiable intangible assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures for business combinations included the following, among others:

●	We evaluated whether the purchase price allocation to the assets acquired, and liabilities assumed, including the residual amount allocated to goodwill, were recorded appropriately.
●	We tested the Company’s identification of the assets acquired and liabilities assumed by reading the acquisition agreement, performing audit procedures on such acquired balances and comparing the categories of such assets and liabilities which were recorded in the purchase price allocation to the acquisition agreement.
●	We evaluated the reasonableness of the key assumptions by comparing them to (1) internal communications to management and the Board of Directors and (2) information included in the Company’s external communications.
●	We evaluated significant assumptions based on the Company’s intent and ability to carry out a particular course of action to determine the reasonableness of the assumption.
●	We involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates.

Assessment for the impairment of Goodwill and Intangible Assets

The Company performs its annual impairment analysis during the fourth quarter, or more frequently if events or circumstances indicate that goodwill might be impaired. An impairment indicator exists when a reporting unit’s carrying value exceeds its fair value. The Company recognized approximately $29.6 million of goodwill impairment and has approximately $26.7 million of goodwill as of December 31, 2023. Auditing the annual goodwill impairment was especially complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimates involve judgmental assumptions including the amount and timing of expected future cash flows and revenue growth rates, which are affected by expectations about future market or economic conditions and reporting unit specific risk factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures for impairment of goodwill and intangibles included the following, among others:

●	We obtained an understanding of the process over the Company’s goodwill impairment review, including review of the significant inputs and assumptions used in determining the reporting unit fair values.
●	To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing fair value estimation methodologies, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis.
●	We compared the significant assumptions used by management to historical financial results of the reporting unit and information generated by external parties.
●	We evaluated significant assumptions based on the Company’s intent and ability to carry out a particular course of action to determine the reasonableness of the assumption.
●	We involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates.
●	We also evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

/s/ Macias, Gini, and O’Connell LLP

We have served as the Company’s auditor since 2022

Irvine, California

April 3, 2024

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

Current Assets:
Cash and cash equivalents	1,761,225	1,480,371
Accounts receivable, net, $2,625,713 and $2,107,015 from related party, respectively	9,660,663	2,555,525
Prepaid expenses and other assets	3,138,162	902,090
Inventory	10,675,540	3,033,653
Total Current Assets	25,235,590	7,971,639

Property and equipment, net	58,159	25,873
Operating lease right-of-use assets	-	61,353
Intangibles, net	31,362,388	198,403
Goodwill	26,689,391	32,836,563
Note receivable, related party	-	95,640

Total Assets	83,345,528	41,189,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	9,799,040	3,245,573
Other payables and accrued liabilities	2,447,826	1,135,803
Accrued interest, $5,681 and $6,960 from related party, respectively	34,041	6,960
Fair value of Share Adjustment	36,931,330	-
Treasury stock payable, current	65,700	131,400
Notes payable, $4,472,500 and $3,100,000 from related party, respectively	4,559,219	3,109,535
Line of Credit	3,835,247	-
Lease liability	-	61,605
Total Current Liabilities	57,672,403	7,690,876

Treasury stock payable, net of current portion	-	65,700
Loans payable, net of current portion, zero and $572,500 from related party, respectively	-	572,500
Total Liabilities	57,672,403	8,329,076

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 488,926,717 and 291,433,430 shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	488,926	291,433
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at December 30, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	75,130,223	43,332,886
Treasury stock at cost	(394,200)	(394,200)
Equity consideration payable	5,707,261	7,114,513
Accumulated deficit	(63,769,469)	(17,578,219)
Total Starco Brands’ Stockholders’ Equity	17,162,741	32,766,413

Non-controlling interest	8,510,384	93,982
Total Stockholders’ Equity	25,673,125	32,860,395

Total Liabilities and Stockholders’ Equity	83,345,528	41,189,471

The accompanying notes are an integral part of these audited consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2023	December 31, 2022

Revenue, $11,696,722 and $6,786,051 from related parties, for the years ended December 31, 2023 and December 31, 2022, respectively, net	$65,211,238	$7,812,728

Cost of goods sold	37,431,277	776,127

Gross profit	$27,779,961	$7,036,601

Operating Expenses:
Compensation expense	$15,899,492	$1,175,267
Professional fees	5,861,649	1,822,927
Marketing, general and administrative	21,643,733	2,756,808
Marketing, related party	-	131,614
Fair value share adjustment loss (gain)	215,531	-
Goodwill impairment	29,612,700	-
Total operating expenses	73,233,105	5,886,616

(Loss) Income from operations	(45,453,144)	1,149,985

Other Expense (Income):
Interest expense (income)	850,105	68,721
Other expense (income)	98,872	103,406
Total other expense (income)	948,977	172,127

(Loss) Income income before provision for income taxes	$(46,402,121)	$977,858
Provision for income taxes	-	-

Net (loss) income	$(46,402,121)	$977,858
Net income (loss) attributable to non-controlling interest	(210,871)	$167,891

Net (loss) income attributable to Starco Brands	$(46,191,250)	$809,967

(Loss) income per share, basic	$(0.10)	$0.00
(Loss) income per share, diluted		$0.00

Weighted Average Shares Outstanding - Basic	447,083,254	178,679,069
Weighted Average Shares Outstanding - Diluted		192,927,018

The accompanying notes are an integral part of these audited consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Equity Consideration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Payable	(Deficit)
Balance at December 31, 2021	-	$-	159,140,665	$159,141	-	$-	$15,950,403	$(394,200)	$(18,388,186)	$(73,909)	$-	$(2,746,751)

Estimated fair value of contributed services and stock-based compensation	-	-	1,611,960	1,611	-	-	736,179	-	-	-	-	737,790

Estimated fair value of warrants issued	-	-	-	-	-	-	582,360	-	-	-	-	582,360

Issuance of shares for cash	-	-	151,250	151	-	-	150,343	-	-	-	-	150,494

Recognition of deferred offering costs	-	-	-	-	-	-	(135,434)	-	-	-	-	(135,434)

Issuance of shares related to stock payable	-	-	728,570	729	-	-	600,000	-	-	-	-	600,729

Issuance of shares related to AOS acquisition	-	-	61,339,223	61,339	-	-	11,635,800	-	-	-	-	11,697,138

Equity payble related to AOS acquisition	-	-	-	-	-	-	-	-	-	-	946,149	946,149

Issuance of shares related to Skylar acquisition	-	-	68,461,762	68,462	-	-	13,663,235	-	-	-	-	13,731,697

Equity payble related to Skylar acquisition	-	-	-	-	-	-	-	-	-	-	6,168,364	6,168,364

Investment in Company	-	-	-	-	-	-	150,000	-	-	-	-	150,000

Net income	-	-	-	-	-	-	-	-	809,967	167,891		977,858

Balance at December 31, 2022	-	$-	291,433,430	$291,433	-	$-	$43,332,886	$(394,200)	$(17,578,219)	$93,982	$7,114,513	$32,860,395

Estimated fair value of contributed services and stock-based compensation	-	-	270,838	270	-	-	1,923,492	-	-	-	-	1,923,762

Issuance of shares from Soylent acquisition	-	-	177,954,287	177,955	-	-	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-	-	-	-	-	-	2,446,380	2,446,380

Skylar purchase price acquistion adjustments	-	-	-	-	-	-	-	-	-	-	(482,380)	(482,380)

Soylent acquisition measurement period adjustment	-	-	-	-	-	-	6,672	-	-	-	-	6,672

Skylar Sephora Consideration	-	-	19,268,162	19,268	-	-	3,351,984	-	-	-	(3,371,252)	-

Whipshots shares issued	-	-	-	-	-	-	-	-	-	8,627,273	-	8,627,273

Net loss	-	-	-	-	-	-	-	-	(46,191,250)	(210,871)	-	(46,402,121)

Balance at December 31, 2023	-	-	488,926,717	488,926	-	-	75,130,223	(394,200)	(63,769,469)	8,510,384	5,707,261	25,673,125

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net (loss) income	$(46,402,121)	$977,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	29,612,700	-
Loss on disposal of asset	-	-
Common stock payable for services	-	183,669
Contributed services	63,734	554,123
Stock based compensation	10,469,018	529,400
Depreciation	12,718	16,692
Amortization of intangible assets	2,802,685	600
Amortization of debt discount	70,751	493
Loss on stock payable share adjustment	215,531	-
Changes in operating assets and liabilities:
Accounts receivable, related party	(70,188)	(1,932,956)
Accounts receivable	(1,767,793)	87,016
Prepaid expenses and other assets	(785,943)	700,061
Inventory	5,674,096	131,082
Operating lease right of use asset	61,353	24,149
Accounts payable	438,655	98,661
Other payables and accrued liabilities, related party	27,081	(195,063)
Other payables and accrued liabilities	325,985	(772,074)
Operating lease liability	(61,605)	(25,934)

Net Cash Provided By Operating Activities	686,657	377,777

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	143,099	(1,459,661)
Purchases of intangibles	(336,670)	-
Purchases of property & equipment	(36,436)	-

Net Cash (Used In) in Investing Activities	(230,007)	(1,459,661)

Cash Flows From Financing Activities:
Advances / loans from related parties	800,000	2,472,500
(Repayment of advances)/borrowings from related parties		(276,382)
Proceeds from notes payable	127,148	92,334
Proceeds from notes receivable	95,640	-
Payments on notes payable	(102,431)	(84,154)
Proceeds on Line of Credit	1,552,281	-
Payment on Line of Credit	(2,517,034)	-
Proceeds from issuance of common stock	-	150,494
Repurchase of common stock	(131,400)	(131,400)

Net Cash (Used In) Provided By Financing Activities	(175,796)	2,223,392

Net Increase In Cash	280,854	1,141,508

Cash - Beginning of Period	1,480,371	338,863

Cash - End of Period	$1,761,225	$1,480,371

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$592,934	$70,766
Income taxes	$-	$-

Noncash operating and financing activities:
Treasury stock payable	$-	$-
Non-cash issuance of stock payable	$-	$600,729
Reclass of offering costs to additional paid-in capital	$-	$135,434
Reclass of investment in Company to additional paid-in capital	$-	$150,000
Estimated fair value of shares issued in acquisitions	$30,071,067	$25,428,836
Estimated fair value of shares payable to be issued for acquisitions	$36,931,330	$7,114,513
Debt discount on notes payable issued with warrants	$18,282	$52,960

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

During the third quarter of 2021, STCB formed two subsidiaries, Whipshots, LLC, a Wyoming limited liability company (“Whipshots LLC”) and Whipshots, LLC, a Delaware limited liability company that was subsequently renamed Whipshots Holdings, LLC (“Whipshots Holdings”). Whipshots LLC was a wholly-owned subsidiary of STCB at formation which was subsequently contributed to Whipshots Holdings. Whipshots Holdings is a majority-owned subsidiary of STCB in which STCB owns 85% of the vested voting interests. There are vested interests not owned by the Company for an additional 15% of the equity which has been issued.

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

The accompanying consolidated financial statements are of STCB and its subsidiaries AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC (collectively, the “Company”).

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

NOTE 2 – GOING CONCERN

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to the substantial doubt include, the Company historically incurring net losses as indicated in the Company’s accumulated deficit of approximately $63,769,469 at December 31, 2023 including the impact of its net loss of $46,402,121 for the year ended December 31, 2023 and total debt on the balance sheet was $8,394,466, as of December 31, 2023, with all debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $8,394,466 on the balance sheet as of December 31, 2023 includes $4,472,500 of notes payable to Ross Sklar, who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include, (i) continuing to increase net cash provided by operating activities, which was $686,657 for the year ended December 31, 2023, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and provide additional working capital, if needed. In order to achieve these plans, management has created and approved plans to increase top line revenue for each segment, while decreasing overall expenses as a percent of revenue, which will be realized through realizing synergies from the acquisitions of AOS, Skylar and Soylent, while utilizing the Company’s back-end shared service model to reduce expenses. The Company is in ongoing negotiations to obtain additional financing to clear historical debt and provide additional working capital. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements of Starco Brands, Inc. include the accounts of STCB, our wholly owned subsidiary AOS, our wholly owned subsidiary Skylar, our wholly owned subsidiary Soylent, and our 85% owned subsidiary Whipshots and its wholly owned subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with ASC 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the consolidated financial statements.

Our consolidated subsidiaries at December 31, 2023 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. Significant estimates include the timing for revenue recognition, testing goodwill for impairment, recoverability of long-lived assets, income taxes, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2023 or 2022.

Accounts Receivable

We measure accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. We calculate the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our partners and customers. The allowance for uncollectible amounts is evaluated quarterly, which is $350,112 and zero as of December 31, 2023 and December 31, 2022.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2023 and December 31, 2022.

The following table summarized the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of December 31, 2023:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of Share Adjustment	$36,931,330	$-	$-	$36,931,330
Total Liabilities	$36,931,330	$-	$-	$36,931,330

Pursuant to the Soylent acquisition, the Company may be required to issue the Share Adjustment (as defined in Note 5) to the former owners of Soylent based upon the stock price of the company on the Adjustment Date (as defined in Note 4). The Company engaged a third-party valuation firm to estimate the fair value of this contingent liability by performing a Monte Carlo simulation to forecast the value of the Company’s stock and the implied value of the Share Adjustment. See NOTE 5 – ACQUISITIONS for further discussion. The fair value of the share adjustment on the Soylent acquisition date was $36,715,800.

Property and Equipment

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

Updatenition

STCB, excluding its subsidiaries, earns a majority of its revenues through the sale of food products, primarily through Winona. Revenue from retail sales is recognized at shipment to the retailer.

AOS, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise.

Skylar, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of fragrances. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon FBA, is recognized upon shipment of merchandise or FOB destination.

Soylent, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of nutritional drinks. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, is recognized upon shipment of merchandise or FOB destination.

Whipshots, an 85% owned subsidiary, earns its revenues as royalties from the licensing agreements it has with Temperance, a related entity. STCB licenses the right for Temperance to manufacture and sell vodka infused whipped cream. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is based on contractual terms. The Company recognizes its revenue under these licensing agreements only when sales are made by Temperance to a third party.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding warrants have been excluded from the Company’s computation of net loss per share of common stock for the year ended December 31, 2023. The Company did not exclude the warrants from the Company’s computation of net income per share for the year ended December 31, 2022 as the Company had net income in the year ended December 31, 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Year Ended December 31,
	2023	2022

Warrants	39,350,000	-
Acquisition Stock Consideration Payable	232,850,684	-
Total	272,200,684	-

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the years ended December 31, 2023 and December 31, 2022, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of December 31, 2023 are approximately $1,670,000 and $20,000 for the years ending December 31, 2024, and 2025, respectively, and $1,610,000 thereafter.

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

AOS, the Company’s wholly owned subsidiary leased its corporate office (“AOS Lease”). The AOS Lease was classified as an operating lease and had a term of 2 years, for approximately 1,372 square feet of office space located in West Hollywood, California. The lease expired in September 2023 and had a monthly base rental of $7,546 which increased 4% each year. At the end of the lease term in September 2023, the Company did not renew the lease. In March 2022, AOS entered into a sublease, whereby, the sublessor took over the entire AOS Lease office space and the lease payment until the completion of the original AOS Lease term.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 11 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of December 31, 2023. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the years ended December 31, 2023 and December 31, 2022.

Acquisitions, Intangible Assets and Goodwill

The consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The Company typically employs an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Intangible assets are amortized over their estimated lives. Any intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.

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

The Company experienced triggering events in 2023 due to lower-than-expected revenue for each segment, prompting impairment assessments of goodwill as of November 30, 2023.

The Company engaged a third-party valuation firm to determine the fair value of the reporting units under ASC 350. The Company recorded total goodwill impairment losses in the amount of $29,612,700 for the year ended December 31, 2023. The goodwill impairment losses are attributable as follows to the following segments: $9,145,000 to the Starco Brands segment and $20,467,700 to the Soylent segment. No impairment losses related to goodwill were recognized for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022 goodwill was $26,689,391 and $32,836,563, respectively.

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

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Year Ended December 31, 2023
	Starco Brands	Skylar	Soylent[1]	Total
Gross revenues	$16,322,174	$10,670,620	$38,218,444	$65,211,238
Cost of revenues	3,929,133	2,756,304	30,745,840	37,431,277
Gross profit	$12,393,041	$7,914,316	$7,472,604	$27,779,961

	Year Ended December 31, 2022
	Starco Brands[2]	Skylar[3]	Soylent[1]	Total
Gross revenues	$7,789,716	$23,012	$-	$7,812,728
Cost of revenues	770,123	6,004	-	776,127
Gross profit	$7,019,593	$17,008	$-	$7,036,601

[1]	The Company does not include results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.

[2]	The Company does not include results for AOS within the Starco Brands segment prior to the date of acquisition, September 12, 2022, as AOS was not yet a subsidiary of the Company.

[3]	The Company does not report results for Skylar prior to the date of acquisition, December 29, 2022, as Skylar was not yet a subsidiary of the Company.

Depreciation expense allocated to the Starco Brands, Skylar and Soylent segments was zero, $8,236, and $4,482 respectively, for the year ended December 31, 2023.

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

As of December 31, 2023, the Company has paid $1,821  in cash to non-accredited investors. Additionally, the Company has held back $6,137  in cash, the equivalent of 62,499  shares to be paid to non-accredited investors.

The AOS Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$12,608,560

Assets acquired:
Cash and cash equivalents	200,661
Accounts receivable	153,764
Prepaid and other assets	167,565
Inventory	656,448
PP&E, net	16,622
Intangibles	17,309
Right of use asset	85,502
Total assets acquired	1,297,871

Liabilities assumed:
Accrued liabilities	562,919
Accounts payable	128,724
Right of use liability	87,539
Total liabilities assumed	779,182

Net assets acquired	518,689

Goodwill[2]	$12,089,871

[1]	Consideration consists of the following: $1,821 cash paid to sellers at the acquisition date, $11,654,452 of shares transferred to sellers at the acquisition date, $4,147 of cash to be paid to sellers, $1,990 of cash holdback to be paid to sellers at the end of the holdback period and $946,149 of equity holdback to be paid to sellers at the end of the holdback period, which is 18-month holdback period from the date of the AOS Acquisition.
[2]	See Note 14 – GOODWILL for subsequent impairment of $9,145,000.

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the AOS Acquisition. The above purchase price allocation is final and not subject to further change.

The Company incurred approximately $845,000 in transaction costs related to the AOS Acquisition, primarily coming from legal, banking, accounting, and other professional service fees. All costs related to the acquisition, other than costs to issue equity securities, were expensed in the period in which they costs were incurred, in line with ASC 805-10-25-23.

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

On December 31, 2023, 19,286,162 shares were issued to Skylar Stockholders as Skylar reached all earnout sales metrics outlined in the purchase agreement.

As of December 31, 2023, the Company has paid $27,273  in cash to non-accredited investors.

The Skylar Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$21,417,681

Assets acquired:
Cash and cash equivalents	339,679
Accounts receivable	381,762
Prepaid and other assets	701,566
Inventory	2,508,287
PP&E, net	25,942
Intangibles	161,693
Customer relationships[2]	2,215,000
Trade names and trademarks[3]	6,815,000
Total assets acquired	13,148,929

Liabilities assumed:
Accrued liabilities	540,036
Accounts payable	2,425,524
Total liabilities assumed	2,965,560

Net assets acquired	10,183,369

Goodwill	$11,234,312

[1]	Consideration consists of the following: $2,039,345 cash paid to sellers at the acquisition date, $13,120,924 of shares transferred to sellers at the acquisition date, $571,428 of shares transferred to pay sellers expenses, $2,314,732 of equity holdback to be paid to sellers at the end of the holdback period and $3,371,252 of contingent shares payable.
[2]	Based on the valuation of the Skylar Acquisition, customer relationships, a new intangible asset was identified, and given a fair value of $2,215,000. The customer relationships intangible asset will be amortized over a period of 16 years.
[3]	Based on the valuation of the Skylar Acquisition, trade names and trademarks, a new intangible asset was identified, and given a fair value of $6,815,000. The trade names and trademarks intangible asset will be amortized over a period of 10 years.

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the Skylar Acquisition. The above purchase price allocation is final and not subject to further change.

The Company incurred approximately $1,770,000 in transaction costs related to the Skylar Acquisition, primarily coming from legal, banking, accounting and other professional service fees. All costs related to the acquisition, other than costs to issue equity securities, were expensed in the period in which they costs were incurred, in line with ASC 805-10-25-23.

Soylent Acquisition

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I completed the Soylent Acquisition. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients. Through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Soylent to vertically integrate manufacturing and expand, positioning Soylent to be the future of nutritional products. The Soylent Acquisition was completed through a cash and stock deal, where the Company paid $200,000 in cash as reimbursement of Soylent’s closing expenses and the Company’s shares were issued at $0.15 per share, which amount was equal to the fair value of the stock on the acquisition date. As consideration for the Soylent Acquisition, the Company reserved an (a) aggregate of up to 165,336,430 restricted shares of Class A common stock to Soylent Shareholders, (b) 12,617,857 restricted shares of Class A common to satisfy existing Soylent change in control obligations, (c) up to 18,571,429 additional restricted shares of Class A common stock based on final determination of calculations of Soylent’s working capital, cash at closing, indebtedness at closing and certain unpaid transaction expenses in excess of the amount reimbursed by the Company (the “Opening Balance Holdback”), and (d) an adjustment to the shares of Class A common stock received by the Company Holders (as defined in the agreement) in the event that the trading price for STCB’s Class A common stock price per share on the first anniversary of the closing date (February 14, 2024, or the “Adjustment Date”) is below $0.35 per share of Class A common stock. If, on the Adjustment Date, STCB’s Class A common stock is trading below $0.35 per share of Class A common stock, STCB shall issue additional shares of Class A common stock based on the Closing Merger Consideration (as defined in the agreement) after adjustments divided by the trading price (which must be below $0.35 per share for any additional shares to be issued) minus the total share issuance after adjustments (such additional shares, the “Share Adjustment”).

On March 15, 2024, the Company and certain former stockholders of Soylent and current stockholders of the Company’s Class A common stock (the “Consenting Stockholders”), entered into a stockholder agreement (“Stockholder Agreement”) with the Company, which modified the treatment of certain terms of the Soylent Acquisition merger agreement, with respect to the Consenting Stockholders. The Stockholder Agreement (i) revises the calculation for the Consenting Stockholders’ respective pro rata share of the Share Adjustment (as defined in the Soylent Acquisition merger agreement) to utilize a customary 30-day moving volume weighted trading average (“vwap”) in calculating the price per share of the Class A common stock at each adjustment date, and (ii) bifurcates the calculation for Consenting Stockholders’ respective pro rata share of the Share Adjustment into two adjustments, the first adjustment calculable based on the day vwap ending February 14, 2024 (“First Adjustment Date”), and the second adjustment calculable based on the day vwap ending May 15, 2025 (“Second Adjustment Date”). Generally, if the trading price of the Acquiror Common Stock (as defined in the Soylent Acquisition merger agreement) based on the vwap, is below $0.35 per share on each of February 14, 2024 and May 15, 2025, then, at no additional cost to the Consenting Stockholders, additional shares of Acquiror Common Stock is issuable based on the calculation methodology set forth in the Stockholder Agreement. As of the date of this filing, the Consenting Stockholders represent approximately 85.3% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Acquisition merger agreement. Certain other former stockholders of Soylent may sign joinders to the Stockholder Agreement following the date of this filing.

The fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $36,715,800. For the Soylent Shareholders that did not join the Stockholder Agreement, the fair value of the rights to receive these shares were $0.136 per share on December 31, 2023, or the Company’s stock price as of February 14, 2024, the “Adjustment Date”, or a share adjustment value of $6,101,455. For the Consenting Stockholders, the fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.186 per share on December 31, 2023 or an approximate share adjustment value of $30,829,876. Included in the Consenting Stockholders approximate share adjustment value of $30,829,876, are the fair value rights to receive shares under the First Adjustment Date in the Stockholder Agreement of $15,506,101, or $0.16 per share, the 30-day wvap of the Company’s stock price as of February 14, 2024. The total share adjustment value as of December 31, 2023 is $36,931,330.

The Soylent Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$66,055,323

Assets acquired:
Cash and cash equivalents	336,429
Accounts receivable	5,267,157
Prepaid and other assets	1,450,129
Inventory[2]	13,315,983
PP&E, net	8,568
Intangibles[3]	24,600,000
Total assets acquired	44,978,226

Liabilities assumed:
Accounts payable	6,114,812
Line of Credit	4,800,000
Accrued liabilities	986,038
Total liabilities assumed	11,900,850

Net assets acquired	33,077,416

Goodwill[2]	$32,977,908

[1]	Consideration consists of the following: $200,000 cash paid for Soylent’s transaction closing costs at the acquisition date, $26,693,143 of shares transferred to sellers at the acquisition date, $2,446,380 of equity holdback to be paid to sellers at the end of the indemnity period, $4,800,000 line of credit assumed, and an estimated $36,715,800 of stock payable liability to be paid as part of the $0.35 per share adjustment on the Adjustment Date. The stock payable was assessed under ASC 480 and ASC 815 and determined that classification as a liability was appropriate.
[2]	Based on the valuation of the Soylent Acquisition, inventory was marked up to fair value in the amount $3,010,592. All fair value markup is allocated to finished goods.
[3]	Based on the valuation of the Soylent Acquisition, new intangible assets classified as tradenames and trademarks and customer relationships were identified as of Soylent Acquisition date, with a fair value of $19,900,000 and $4,700,000, respectively. The tradenames and customer relationship intangible asset will be amortized over a period of 15 years and 7 years, respectively.
[4]	See Note 14 – GOODWILL for subsequent impairment of $20,467,700.

The purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the Soylent Acquisition. The above purchase price allocation is final and not subject to further change.

Soylent incurred approximately $5.7 million in transaction costs related to the Soylent Acquisition, primarily coming from legal, banking, accounting, and other professional service fees. All costs related to the acquisition, other than costs to issue equity securities, were expensed in the period in which they costs were incurred, in line with ASC 805-10-25-23.

The following unaudited pro forma for the year ended December 31, 2023 presents revenues and earnings of the combined entity as though the Soylent acquisition occurred on January 1, 2023.

	Unaudited Pro Forma for the year ended December 31, 2023
	STCB[1]	Soylent[2]	Pro Forma Combined
Revenue, net	$65,211,283	$5,481,623	$70,692,861

Net (loss)	$(46,402,121)	$(9,189,116)	$(55,591,237)

[1]	The Company does not include results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.
2	Presents the revenue and earnings for Soylent prior to the date of acquisition, or January 1, 2023 through February 14, 2023.

NOTE 6 – NOTES PAYABLE

In September 2021, the Company received a financing loan for its Directors and Officers Insurance (“D&O Loan #1”). D&O Loan #1 bore interest at 4.4% and required monthly payments through June 2022. In 2022, the Company paid off the $53,822 principal balance as of December 31, 2021 prior to the maturity date in June 2022.

In September 2022, the Company received a second financing loan in the amount of $92,334 for its Directors and Officers Insurance (“D&O Loan #2”). D&O Loan #2 bore interest at 5.82% and required monthly payments through June 2023. D&O Loan #2 was paid off in its entirety in June 2023.

In September 2023, the Company received a third financing loan in the amount of $98,039 for its Directors and Officers Insurance (“D&O Loan #3”, and together with D&O Loan #1 and D&O Loan #2 the “D&O Loans”). D&O Loan #3 bears interest at 9.3% and requires monthly payments through July 2024. As of December 31, 2023 the remaining balance of the D&O Loan #3 was $69,418.

For the years ended December 31, 2023 and 2022 the D&O Loans incurred approximately $3,115 and $2,327, respectively, of interest expense.

On February 10, 2023, the Company’s subsidiary Soylent entered into a line of credit (“Soylent Line of Credit”) with a revolving credit commitment of $5,000,000. The revolving credit commitment bear interest at a rate per annum equal to the greater of (a) two and half percent (2.5%) and (b) prime rate plus one percent (1%). The revolving credit commitment has a maturity date of February 10, 2024. If the Company defaults on the revolving credit commitment, the default interest rate will bear an additional interest at a fluctuating rate equal to five percent (5%) per annum higher than the applicable interest rate. As of December 31, 2023, the outstanding balance on the revolving line of credit is $3,835,247 and has accrued interest of $34,041. As of December 31, 2023 there was $344,282 available to be drawn on the line of credit. For the year ended December 31, 2023, the revolving line of credit incurred $228,642 of interest expense.

The Soylent Line of Credit matured on February 10, 2024 and is in default under the Soylent Line of Credit loan documents for failing to pay off the Soylent Line of Credit balance at maturity. The Company entered into an agreement with the bank to forbear the banks rights to exercise its rights and remedies under the Soylent Line of Credit loan documents until June 10, 2024, for a forbearance fee of $57,590 and payment of accrued interest of $10,009.

In December 2023, the Company received a financing loan in the amount of $29,109 for its General Liability Insurance (“G&A Loan #1”). G&A Loan #1 bears interest at 9.3% and requires monthly payments through July 2024. As of December 31, 2023 the remaining balance of the G&A Loan #1 was $25,572.

In February 2024, the Company received a second financing loan in the amount of $20,983 for its General Liability Insurance (“G&A Loan #2, and together with G&A Loan #1 the “G&A Loans”). G&A Loan #2 bears interest at 9.3% and requires monthly payments through July 2024.

For the years ended December 31, 2023 and 2022 the G&A Loan #1 incurred approximately $225 and zero, respectively, of interest expense.

See Note 8 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

Whipshots

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”) entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The agreement provided that Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by the Company solely from the sale of Whipshots/Whipshotz Products. The payment are subject to a minimum amount in each contract year and a maximum aggregate amount. In connection with this agreement the Company paid $20,000 during 2021, zero in 2022 and $38,620 in 2023 and the Company has accrued $318,050 to be paid pursuant to this agreement in 2024, all of which has been recorded as an indefinite-lived intangible asset.

On September 14, 2021, Whipshots Holdings, LLC (formerly Whipshots, LLC) a Delaware limited liability company (“Whipshots Holdings”), entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Washpoppin”). Pursuant to the Washpoppin License Agreement, Washpoppin licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us. Whipshots Holdings and Washpoppin entered into an amended and restated Washpoppin License Agreement (“A&R Washpoppin License Agreement”), with an effective date of November 27, 2023. As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Washpoppin warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 subject to Washpoppin’s satisfaction of its obligations. During years ended December 31, 2023 and 2022 the Company incurred expenses related to this agreement of approximately $1,130,000 and $483,890, respectively. As part of the A&R Washpoppin License Agreement, the previous unvested Whipshots Holdings shares issued to Washpoppin vesting was accelerated and additional Whipshots Holdings shares were issued to Washpoppin, resulting in a stock-based compensation expense to Whipshots Holdings of $8,627,273.

AOS Acquisition

As of December 31, 2023, as part of the 18-month holdback period from the date of the AOS Acquisition, the Company expects to issue AOS Stockholders up to an aggregate 4,979,731 shares of Class A common stock, for which it has recorded $946,149 equity consideration payable on the balance sheet as of December 31, 2023, and $6,137 in cash that are currently being held back.

On March 12, 2024, the 18-month holdback period from the date of the AOS Acquisition was completed, the Company had no outstanding claims and issued the AOS Stockholders an aggregate 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

Skylar Acquisition

Following the 18-month holdback period from the date of the Skylar Acquisition, the Company expects to issue Skylar Stockholders up to an aggregate 11,573,660 shares of Class A common stock, for which it has recorded $2,314,732 equity consideration payable on the balance sheet as of December 31, 2023.

Soylent Acquisition

As of December 31, 2023, as part of determining the Opening Balance Holdback, the Company expects to issue the Soylent Stockholders up to an aggregate of 16,309,203 shares of Class A common stock, for which it has recorded $2,446,380 of equity consideration payable on the balance sheet as of December 31, 2023.

For purpose of the Soylent Share Adjustment as of December 31, 2023, for the Soylent Shareholders that did not join the Stockholder Agreement, the fair value of the rights to receive these shares were $0.136 per share on December 31, 2023, or the Company’s stock price as of February 14, 2024, the “Adjustment Date”, or a share adjustment value of $6,101,455. For the Consenting Stockholders, the fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.186 per share on December 31, 2023 or an approximate share adjustment value of 30,829,876. Included in the Consenting Stockholders approximate share adjustment value of $30,829,876, are the fair value rights to receive shares under the First Adjustment Date in the Stockholder Agreement of $15,506,101, or $0.16 per share, the 30-day wvap of the Company’s stock price as of February 14, 2024. The total share adjustment value as of December 31, 2023 is $36,931,330.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. During the term of the agreements, STCB repurchased an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the years ended December 31, 2023 and 2022 STCB paid an aggregate of $131,400 and $131,400, respectively, to Mr. Lang and Mr. Goldrod. As of December 31, 2023, the Company settled final repurchase transfers of 1,862,154 shares in the amount of $328,500 . The share repurchases are recorded as treasury stock payable on the balance sheet. The foregoing agreements terminated prior to the date of this report.

Ross Sklar, CEO Notes

On January 24, 2020, STCB executed a promissory note (“January 24, 2020 Note”), for $100,000 with Ross Sklar, CEO. The January 24, 2020 Note bore interest at 4% per annum, compounded monthly, was unsecured, and had a maturity date of two years from the original date of issuance. On July 19, 2022, the Company and Mr. Sklar, agreed to amend and restate the January 24, 2020 Note. Mr. Sklar agreed to extend the term of the January 24, 2020 Note through the entry into a First Amended and Restated Promissory Note (the “Amended Note”) in exchange for the Company paying the accrued and unpaid interest under the January 24, 2020 Note, including during the period following the initial maturity date of the January 24, 2020 Note (January 24, 2022 through July 19, 2022). In exchange for extending the term, Mr. Sklar waived the default interest rate of ten percent (10%) and agreed to interest accrual at the standard four percent (4%) rate during the period following the initial maturity date. The Amended Note carried a guaranteed 4% interest rate, had a maturity date of July 19, 2024, and a 10% interest rate on a default of repayment at maturity. The Company, at its option, could prepay the Amended Note, in whole or in part, without prepayment penalty of any kind, and the obligations under the Amended Note would accelerate in full upon an Event of Default (as defined in the Amended Note).

On June 28, 2021, STCB executed a second promissory note (“June 28, 2021 Note”), with Mr. Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 Note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note (“September 17, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note (“December 13, 2021 Note”), with Mr. Sklar in the principal amount of $500,000 with the same terms as the January 24, 2020 Note and a maturity date of December 12, 2023.

On February 14, 2022, STCB executed a fifth promissory note (“February 14, 2022 Note”), in favor of Mr. Sklar, in the principal sum of $472,500, in exchange for a cash advance in the amount of $300,000 and payment of Company costs in the amount of $172,500. As with the January 24, 2020 note between the Company and Sklar, the February 14, 2022 Note bears interest at 4% per annum, is unsecured, and had a maturity date of two years from the original date of issuance. This note may also convert into shares of Company Class A common stock at the 10-day volume weighted average trading price of the Company Class A common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share.

On December 29, 2022 STCB entered into a financing transaction with Mr. Sklar consisting of a secured promissory note (the “December 29, 2022 Note”), warrants (the “December 29, 2022 Warrants”) to purchase common stock of the Company (the “Common Stock”), and a security agreement (the “December 29, 2022 Security Agreement”) to secure the obligations under the December 29, 2022 Note (the foregoing agreements and transactions contemplated thereby, collectively, the “December 29 Financing”). The entry into the December 29 Financing was approved by the disinterested directors of the Company and was entered into to provide the Company with short-term liquidity to fund non-ordinary course business transactions and acquisitions.

The December 29, 2022 Note executed by STCB had a principal sum of $2,000,000, and carried a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first day of each month) plus 4% (for a then current floating interest rate of 11.5%). The December 29, 2022 Note had a maturity date of August 1, 2023 and a default interest rate equal to the then current interest rate plus 5%. The Company, at its option, could prepay the December 29, 2022 Note, in whole or in part, without prepayment penalty of any kind. In connection with the December 29, 2022 Note, the Company entered into the December 29, 2022 Security Agreement to secure the December 29, 2022 Note obligations and issued the December 29, 2022 Warrants as a funding fee to obtain the loaned funds.

The December 29, 2022 Security Agreement, by and between the Company and Sklar was entered into to provide security interests to Sklar to secure the obligations underlying the December 29, 2022 Note. A security interest in the Collateral (as defined in the December 29, 2022 Security Agreement) was granted to Mr. Sklar to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the December 29, 2022 Note until repayment by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.

The December 29, 2022 Warrants, consist of warrants to purchase 285,714 shares of common stock at an exercise price of $0.01 per share. The number of shares of common stock for which the December 29, 2022. Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations and like transactions. Pursuant to the December 29, 2022 Warrants, the warrant and the right to purchase securities upon the exercise of the December 29, 2022 Warrant will terminate on December 29, 2027. The December 29, 2022 Warrants are fully vested as of the date of grant and may be exercised through cash or cashless exercise and the relative fair values were recorded as debt discount at the date of grant and is being amortized to interest expense over the life of the note.

On March 3, 2023, STCB entered into a financing transaction with Mr. Sklar consisting of a secured promissory note (the “March 3, 2023 Note”), warrants (the “March 3, 2023 Warrants”) to purchase Class A common stock of the Company (the “Class A common stock”), and a security agreement (the “March 3, 2023 Security Agreement”) to secure the obligations under the March 3, 2023 Note (the foregoing agreements and transactions contemplated thereby, collectively, the “March 3 Financing”). The entry into the March 3 Financing was approved by majority of the board of directors of the Company and entered into to provide the Company with short-term liquidity to fund non-ordinary course business transactions and liquidity of a wholly-owned subsidiary.

The March 3, 2023 Note executed by STCB had a the principal sum of $800,000, and carried a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first day of each month) plus 4% (for a then current floating interest rate of 11.75%). The March 3, 2023 Note had a maturity date of July 1, 2023 and a default interest rate equal to the then current interest rate plus 5%. The Company, at its option, could prepay the March 3, 2023 Note, in whole or in part, without prepayment penalty of any kind. In connection with the March 3, 2023 Note, the Company entered into the March 3, 2023 Security Agreement to secure the March 3, 2023 Note obligations and issued the March 3, 2023 Warrants as a funding fee to obtain the loaned funds.

The March 3, 2023 Security Agreement, by and between the Company and Sklar was entered into to provide security interests to Sklar to secure the obligations underlying the March 3, 2023 Note. A security interest in the Collateral (as defined in the March 3, 2023 Security Agreement) was granted to Mr. Sklar to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the March 3, 2023 Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.

The March 3, 2023 Warrants, consist of warrants to purchase 114,286 shares of Class A common stock at an exercise price of $0.01 per share. The number of shares of Class A common stock for which the March 3, 2023 Warrants are exercisable and the exercise price may be adjusted upon any event involving subdivisions, combinations, distributions, recapitalizations and like transactions. Pursuant to the March 3, 2023 Warrants, the warrant and the right to purchase securities upon the exercise of the March 3, 2023 Warrant will terminate on March 2, 2028. The March 3, 2023 Warrants are fully vested as of the date of grant and may be exercised through cash or cashless exercise and the relative fair values were recorded as debt discount at the date of grant and is being amortized to interest expense over the life of the note.

On August 11, 2023, the Company issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2023. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%), and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, The Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to the (i) Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note. The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provides a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.  The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Consolidated Secured Promissory Note):

	Outstanding Balance	Original maturity	Original rate	Revised maturity	Revised rate
January 24, 2020 Note	$100,000	7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000	6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000	9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2022 Note	500,000	12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000	8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000	7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000

The Company did not include the February 14, 2022 Note with amount of $472,500 in the note consolidation. The restructuring is accounted for as a debt modification. As of the date of this filing, the $472,500 principal amount of the February 14, 2022 Note is in default with the Company paying interest only payments. The Company and Sklar intend to extend the February 14, 2022 Note to have a maturity date that coincides with the maturity date of the Consolidated Secured Promissory Note. This extension has not been effected as of the date of this report.

As of December 31, 2023 and December 31, 2022 there was zero and $6,960 of accrued interest due on these notes, respectively.

For the years ended December 31, 2023 and 2022 the notes from Mr. Sklar incurred interest expense of approximately $393,715 and $65,982, respectively.

Other Related Party Transactions

During the years ended December 31, 2023 and December 31, 2022, the Company incurred zero and $131,614, respectively, of marketing expense from The Woo while David Dreyer, STCB’s Chief Marketing Officer, was also Managing Director at The Woo. Mr. Dreyer left The Woo in February 2022.

During the years ended December 31, 2023 and 2022, the Company recognized revenue from related parties of $11,696,722 and $6,786,051, respectively. There were $2,742,508 and $2,107,015 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2023 and December 31, 2022, respectively. All revenues earned in relation to these accounts receivable is from related parties. Ross Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2021, the Company advanced $95,640 to Temperance for its initial production of Whipshots, recorded as note receivable, related party in the Company’s consolidated balance sheets. The note carried no interest and was payable on demand. There was no balance on the note receivable as of December 31, 2023 and $95,640 due as of December 31, 2022.

During the years ended December 31, 2023 and 2022, the Company received contributed services at a value of approximately $334,572 (approximately $270,567 of stock compensation for shares vesting to advisors) and $683,624 (approximately $358,628 of stock compensation for shares vesting to advisors), respectively. These costs are expensed and recorded as additional paid-in capital in the period the services are provided.

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

					Risk-
	Number of				free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
09/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0 years	$4,088,769
11/01/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0 year	$8,116
11/03/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0 years	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0 year	$54,401
03/03/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0 year	$18,710
06/01/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0 years	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,550,000	$1.03	$0.82	$-
Issued	38,535,714	$0.19	$4.90	$45,714
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding, December 31, 2022	41,085,714	$0.24	$4.64	$45,714

Outstanding, December 31, 2022	41,085,714	0.24	4.64	45,714
Issued	264,286	$0.11	$4.88	$15,886
Exercised	-	$-	$-	$-
Cancelled	-	$-	$-	$-
Expired	2,000,000	$1.05	$-	$-
Outstanding, December 31, 2023	39,350,000	$0.20	$3.87	$61,600

Exercisable, December 31, 2023	17,461,103	$0.21	$3.87	$61,600

The fair value of stock warrants granted and vested during the year ended December 31, 2023 was $32,723 and $1,607,901 respectively.

The fair value of stock warrants granted and vested during the year ended December 31, 2022 was $3,585,981 and $291,170 respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s common stock outstanding and exercisable as of December 31, 2023:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.00	250,000	0.75	$1.00	250,000
0.90	300,000	1.75	0.90	225,000
0.19	38,300,000	3.90	0.19	16,486,103
0.20	100,000	3.84	0.20	100,000
0.01	400,000	4.05	0.01	400,000
	39,350,000	3.87	$0.20	17,461,103

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $1,589,191 and $503,757 for the years ended December 31, 2023 and 2022, respectively and was included in compensation expense on the income statement. As of December 31, 2023, there was $2,754,954 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of December 31, 2023 is $61,600 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.16, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Payable

During the year ended December 31, 2022, the STCB issued a total of 728,570 shares related to stock payable of $654,166.

The following summarizes the activity of stock payable during the years ended December 31, 2023 and 2022:

	Amount	Shares
Ending balance - December 31, 2021	$654,166	782,570
Additions, net	-	-
Issuances, net	(654,166)	(782,570)
Ending balance - December 31, 2022	$-	-
Additions, net	-	-
Issuances, net	-	-
Ending balance - December 31, 2023	$-	-

NOTE 11 – LEASES

The following tables present net lease cost and other supplemental lease information:

Year Ended
December 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$66,864
Sublease income	(66,864)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$66,864
Operating lease – operating cash flows (liability reduction)	$61,605
Current leases – right of use assets	$-
Current liabilities – operating lease liabilities	$-
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$-
Weighted-average remaining lease term (in years)	-
Weighted-average discount rate	2.1%

Year Ended
December 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$31,391
Sublease income	(31,391)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$31,391
Operating lease – operating cash flows (liability reduction)	$25,935
Current leases – right of use assets	$61,353
Current liabilities – operating lease liabilities	$61,605
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$
Weighted-average remaining lease term (in years)	0.75
Weighted-average discount rate	2.1%

The Company does not have any future minimum payments under non-cancelable leases following the year ended December 31, 2023.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

December 31, 2023
Tools and equipment	$147,903
Computer equipment	127,497
Furniture and equipment	39,202
Property and equipment, gross	314,602
Less: Accumulated depreciation	(256,443)
Property and equipment, net	$58,159

December 31, 2022
Computer equipment	$25,913
Tools and equipment	16,434
Furniture and equipment	217
Property and equipment, gross	42,564
Less: Accumulated depreciation	(16,691)
Property and equipment, net	$25,873

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	December 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names	$26,937,670	$1,885,389	$25,052,281
Customer relationships	7,049,000	753,914	6,295,086
Domain names	25,750	10,730	15,021
Intangible Assets	$34,012,420	$2,650,032	$31,362,388

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Formulas	$135,000	$-	$135,000
Domain names	44,002	599	43,403
Trade names	20,000	-	20,000
Intangible Assets	$199,002	$599	$198,403

As of December 31, 2023, future expected amortization expense of Intangible assets was as follows:

Fiscal Period:
2024	$2,804,669
2025	2,804,669
2026	2,804,669
2027	2,804,669
2028	2,804,669
Thereafter	17,338,891
Total amortization remaining	$31,362,388

NOTE 14 – GOODWILL

The changes in the carrying amounts of goodwill during the year ended December 31, 2023 were as follows.

	Starco Brands	Skylar	Soylent[1]	Total
Balance as of December 31, 2021	$-	$-	$-	$-
Additions associated with acquisitions	9,898,731	20,746,692		30,645,423
Purchase consideration adjustments	2,191,140			2,191,140
Balance as of December 31, 2022	$12,089,871	$20,746,692	$-	$32,836,563
Additions associated with acquisitions			32,977,908	32,977,908
Purchase consideration adjustments		(9,512,380)	-	(9,512,380)
Impairment	(9,145,000)	-	(20,467,700)	(29,612,700)
Balance as of December 31, 2023	$2,944,871	$11,234,312	$12,510,208	$26,689,391

NOTE 15 – INVENTORY

Inventory by major class are as follows:

	December 31, 2023	December 31, 2022
Raw materials	1,283,991	1,294,865
Finished goods	9,391,548	1,738,789
Total inventory	$10,675,540	$3,033,653

NOTE 16 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax calculations assume a U.S. federal income tax rate of 21% and California tax rate of 8.84%.

Net deferred tax assets consist of the following components as of December 31:

	2023	2022
Deferred Tax Assets (Liabilities):
Net operating losses	$20,816,000	$1,198,000
Stock based compensation	3,035,000	148,000
Interest expense	179,000	-
Accounts receivable reserve	121,000	-
Contributions carryover	285,000	-
Research and development credits	839,000	-
Intangibles	(8,358,000)	-
Inventory	(361,000)	-
Related party accrual	-	2,000
Research and development costs	27,000	7,000
Total deferred tax assets:	16,628,000	1,355,000
Less valuation allowance	(16,182,000)	(1,355,000)
Net deferred tax assets (liability)	$-	$-

The income tax provision for the years ended December 31 are comprised of:

	2023	2022
Current federal	$-	$-
Current state	-	-
Deferred federal	-	-
Deferred state	-	-
Provision for income tax	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and effective state income tax rates to pretax income from operations for the years ended December 31, due to the following:

	2023	2022
Book income (loss)	$(12,984,984)	$273,640
Meals and entertainment	14,467	-
Goodwill impairment	8,286,700	-
Fair value share adjustment	60,313	-
Opening balance sheet (acquisitions)	(10,977,84)	-
True up adjustment	310,513	-
Other nondeductible expenses	17,835	206,397
Valuation allowance	15,273,000	(480,037)
Provision for income tax	$-	$-

At December 31, 2023, the Company had net operating loss carry forwards of approximately $81,392,000 including approximately $19,171,000 from periods prior to 2017 that may be offset against future taxable income through 2032. Net operating losses from 2017 and later carry an indefinite life. At December 31, 2023, the Company had state net operating loss carry forwards of approximately $60,688,000 that may be offset against future taxable income through 2032. No tax expense or benefit has been reported in the December 31, 2022 or 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company's valuation allowance increased by $15,273,000 and decreased by $480,037 for the years ended December 31, 2023 and 2022, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2019.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382).  As of December 31, 2022, the Company has not performed a formal Section 382 study; however, the Company has reviewed its temporary taxable differences in conjunction with its temporary deductible differences as a measure against its definite lived net operating losses and anticipates any impact to be mitigated with additional net operating losses from temporary deductible differences.

The Company acquired approximately $44.3 million in net operating loss carryforwards as a result of its 2023 acquisition of Soylent.The Company also acquired approximately $14.4 million and $17.8 million in net operating loss carryforwards as a result of its 2022 acquisitions of AOS and Skylar, respectively. The Company believes the future benefit of those net operating losses are limited due to the change of ownership provisions under IRC 382.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were issued, and has determined that the following subsequent events exist:

In February 2024, the Company received a second financing loan in the amount of $20,983 for its General Liability Insurance (“G&A Loan #2, and together with G&A Loan #1 the “G&A Loans”). G&A Loan #2 bears interest at 9.3% and requires monthly payments through July 2024.

The Soylent Line of Credit matured on February 10, 2023 and is in default under the Soylent Line of Credit loan documents for failing to pay off the Soylent Line of Credit balance at maturity. The Company is discussing an extension to the maturity and entered into an agreement with the bank to forbear the banks rights to exercise its rights and remedies under the Soylent Line of Credit loan documents until June 10, 2024, for a forbearance fee of $57,590 and payment of accrued interest of $10,009.

On March 12, 2024, the 18-month holdback period from the date of the AOS Acquisition was completed, the Company had no outstanding claims and issued the AOS Stockholders an aggregate 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

On March 15, 2024, the Company and certain former stockholders of Soylent and current stockholders of the Company’s Class A common stock (“Consenting Stockholders”) entered into a stockholder agreement (“Stockholder Agreement”) with the Company which modified the treatment of certain terms of the Soylent Acquisition merger agreement, with respect to the Consenting Stockholders. The Stockholder Agreement (i) revises the calculation for the Consenting Stockholders’ respective pro rata share of the Share Adjustment (as defined in the Soylent Acquisition merger agreement) to utilize a customary 30-day moving volume weighted trading average (“vwap”) in calculating the price per share of the Class A common stock at each adjustment date, and (ii) bifurcates the calculation for Consenting Stockholders’ respective pro rata share of the Share Adjustment into two adjustments, the first adjustment calculable based on the vwap ending February 14, 2024, and the second adjustment calculable based on the day vwap ending May 15, 2025. Generally, if the trading price of the Acquiror Common Stock (as defined in the Soylent Acquisition merger agreement) based on the vwap, is below $0.35 per share on each February 14, 2024 and May 15, 2025, then, at no additional cost to the Consenting Stockholders, additional shares of Acquiror Common Stock is issuable based on the calculation methodology set forth in the Stockholder Agreement. As of the date of this filing, the Consenting Stockholders represent approximately 84.8% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Acquisition merger agreement. Certain other former stockholders of Soylent may sign joinders to the Stockholder Agreement following the date of this filing.

Effective February 14, 2024, the Soylent Share Adjustment Date, the Company settled $21,607,556 of the $36,931,130 fair value liability outstanding on December 31, 2023 by issuing 140,051,491 shares of Class A common stock to the Soylent Shareholders as outlined in the initial Soylent merger agreement and amended Stockholders Agreement.

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the initial Soylent merger agreement. The Soylent Opening Balance Holdback was recorded as equity consideration payable on the December 31, 2023 balance sheet in the amount of $2,446,380.

On November 27, 2023, our Board adopted an equity compensation plan (the “Equity Plan”) for employees and service providers of the Company, which authorized 100,000,000 shares of our Class A common stock. On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the stockholders the Equity Plan. The Company filed a Schedule 14C Definitive Information Statement (a “Definitive 14C”) relating to such corporate action on March 29, 2024, which will be effective April 18, 2024.

On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the removal of Demir Vangelov as Director of the Company and the election of a new slate of Directors consisting of Ross Sklar, Darin Brown, and Bharat Vasan. The Company filed a Definitive 14C relating to such corporate action on March 29, 2024, which will be effective April 18, 2024.

