Form 10-Q
period 2024-03-31
Starco Brands, Inc.
filed 2024-05-15
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54892

STARCO BRANDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 N Citrus Ave, Los Angeles, CA	90038
(Address of principal executive offices)	(Zip Code)

(323) 266-7111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	STCB	OTC Markets Group OTCQB Tier

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 14, 2024, there were 643,303,526 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock” and a new class of common stock was created which was referred to as “Class B common stock”. Throughout this report, any reference to common stock prior to February 9, 2023, shall represent the same number of Class A common stock following February 9, 2023.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,766,960	$1,761,225
Accounts receivable, net of allowance for credit losses of $431,380 and $350,112, respectively	5,265,063	7,034,950
Accounts receivable, related party	2,417,096	2,625,713
Prepaid expenses and other assets	2,547,286	3,138,162
Inventory	11,260,668	10,675,540
Total Current Assets	23,257,073	25,235,590

Property and equipment, net	80,343	58,159
Intangibles, net	30,687,433	31,362,388
Goodwill	26,689,391	26,689,391

Total Assets	$80,714,240	$83,345,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,626,732	$9,799,040
Other payables and accrued liabilities	1,651,247	2,476,186
Accrued interest, related party	-	5,681
Fair value of Share Adjustment	20,753,328	36,931,330
Treasury stock payable, current	-	65,700
Notes payable, $4,472,500 and $4,472,500 from related party, respectively	4,567,252	4,559,219
Line of Credit	3,063,995	3,835,247
Total Current Liabilities	40,662,554	57,672,403

Total Liabilities	40,662,554	57,672,403

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 643,303,526 and 488,926,717 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	643,303	488,926
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	96,951,792	75,130,223
Treasury stock at cost	(328,500)	(394,200)
Equity consideration payable	2,314,732	5,707,261
Accumulated deficit	(68,232,147)	(63,769,469)
Total Starco Brands’ Stockholders’ Equity	31,349,180	17,162,741

Non-controlling interest	8,702,506	8,510,384
Total Stockholders’ Equity	40,051,686	25,673,125

Total Liabilities and Stockholders’ Equity	$80,714,240	$83,345,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Revenue, $2,310,196 and $2,787,485 from related parties, respectively, net	$15,490,681	$11,143,801

Cost of goods sold	8,476,537	5,440,251

Gross profit	$7,014,144	$5,703,550

Operating Expenses:
Compensation expense	$2,574,728	$1,425,617
Professional fees	1,196,118	1,399,302
Marketing, general and administrative	5,315,953	3,332,165
Fair value share adjustment loss	1,921,949	1,179,154
Total operating expenses	11,008,748	7,336,238

Loss from operations	(3,994,604)	(1,632,688)

Other Expense (Income):
Interest expense	199,173	97,313
Other expense (income)	76,779	(66,871)
Total other expense, net	275,952	30,442

Loss before provision for income taxes	$(4,270,556)	$(1,663,130)
Provision for income taxes	-	-

Net loss	$(4,270,556)	$(1,663,130)
Net income attributable to non-controlling interest	192,122	$58,416

Net loss attributable to Starco Brands	$(4,462,678)	$(1,721,546)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	565,485,843	378,433,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Class A Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non- controlling	Equity Consideration	Stockholders’ Equity
	Shares	Amount	Capital	Payable	Deficit	Interest	Payable	(Deficit)
Balance at December 31, 2022	291,433,430	$291,433	$43,332,886	$(394,200)	$(17,578,219)	$93,982	$7,114,513	$32,860,395

Estimated fair value of contributed services and stock-based compensation	81,249	81	480,718	-	-	-	-	480,799

Issuance of shares from Soylent acquisition	177,954,287	177,955	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-	-	2,785,714	2,785,714

Skylar purchase price acquisition adjustments	-	-	-	-	-	-	(482,380)	(482,380)

Net loss	-	-	-	-	(1,721,546)	58,416	-	(1,663,130)

Balance at March 31, 2023	469,468,966	$469,469	$70,328,793	$-	$(19,299,765)	$152,398	$9,417,847	$60,674,542

Balance at December 31, 2023	488,926,717	$488,926	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation	-	-	483,466	-	-	-	-	483,466

Soylent Share Adjustment	133,087,875	133,088	17,966,863	-	-	-	-	18,099,951

Equity payable related to Soylent acquisition	16,309,203	16,309	2,430,071	-	-	-	(2,446,380)	-

Equity payable related to AOS acquisition	4,979,731	4,980	941,169	-	-	-	(946,149)	-

Share repurchase			-	65,700	-	-	-	65,700

Net loss	-	-	-	-	(4,462,678)	192,122	-	(4,270,556)

Balance at March 31, 2024	643,303,526	$643,303	$96,951,792	$(328,500)	$(68,232,147)	$8,702,506	$2,314,732	$40,051,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net loss	$(4,270,556)	$(1,663,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock payable for services	-	81,249
Contributed services	-	24,049
Stock-based compensation	483,466	375,501
Depreciation	4,666	3,719
Amortization of intangible assets	701,604	3,742
Amortization of debt discount	-	25,733
Loss on stock payable share adjustment	1,921,949	1,179,154
Changes in operating assets and liabilities:
Accounts receivable, related party	208,617	109
Accounts receivable	1,769,887	(418,176)
Prepaid expenses and other assets	590,876	515,963
Inventory	(585,128)	(2,005,702)
Operating lease right of use asset	-	19,327
Accounts payable	827,692	1,819,071
Other payables and accrued liabilities, related party	(5,681)	25,479
Other payables and accrued liabilities	(824,939)	(87,232)
Operating lease liability	-	(20,667)

Net Cash Provided By (Used In) Operating Activities	822,453	(121,811)

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	-	172,423
Purchases of intangibles	(26,649)	(38,620)
Purchases of property & equipment	(26,850)	-

Net Cash (Used In) Provided By Investing Activities	(53,499)	133,803

Cash Flows From Financing Activities:
Advances / loans from related parties	-	800,000
Proceeds from notes payable	113,138	-
Payments on notes payable	(105,105)	(1,162,276)
Payment on Line of Credit	(771,252)	-
Repurchase of common stock	-	(32,850)

Net Cash Used In Financing Activities	(763,219)	(395,126)

Net Increase (Decrease) In Cash	5,735	(383,134)

Cash - Beginning of Period	1,761,225	1,480,371

Cash - End of Period	$1,766,960	$1,097,237

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$199,179	$74,523
Income taxes	$-	$-

Noncash investing and financing activities:
Settlement of Soylent share adjustment	$18,099,951	$-
Equity payable related to Soylent acquisition	$2,446,380	$-
Equity payable related to AOS acquisition	$946,149	$-
Estimated fair value of shares issued in acquisitions	$-	$26,693,143
Estimated fair value of shares payable to be issued for acquisitions	$-	$39,446,695
Debt discount on notes payable issued with warrants	$-	$18,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists related to the Company’s ability to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $68,000,000 at March 31, 2024, which includes the impact of its net loss of $4,270,556 for the three months ended March 31, 2024, and total debt on the balance sheet of $7,631,247 as of March 31, 2024, with all debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $7,631,247 on the balance sheet as of March 31, 2024 includes $4,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include (i) continuing to increase net cash provided by operating activities, which was $822,453 for the three months ended March 31, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. The Company is in ongoing negotiations to obtain additional financing to repay historical debt and provide additional working capital. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements of Starco Brands, Inc. include the accounts of STCB, our wholly owned subsidiary AOS, our wholly owned subsidiary Skylar, our wholly owned subsidiary Soylent, and our 85% owned subsidiary Whipshots Holdings and its wholly owned subsidiary, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Our consolidated subsidiaries at March 31, 2024 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2023. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. Significant estimates include the timing for revenue recognition, testing goodwill for impairment, recoverability of long-lived assets, income taxes and related valuation allowances, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 or December 31, 2023.

Accounts Receivable

We measure accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. We calculate the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, reasonable and supportable forecasts, and our relationships with, and the economic status of, our partners and customers. The allowance for credit losses is evaluated quarterly, which is $431,380 and $350,112 as of March 31, 2024 and December 31, 2023.

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

The carrying amount of the Company’s condensed consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2024 and December 31, 2023.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of March 31, 2024:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of potential Share Adjustment	$20,753,328	$-	$-	$20,753,328
Total Liabilities	$20,753,328	$-	$-	$20,753,328

Pursuant to the Soylent acquisition, the Company may be required to issue the Share Adjustment (as defined in Note 5) to the former owners of Soylent based upon the stock price of the Company on the Adjustment Date (as defined in Note 5). The Company engaged a third-party valuation firm to estimate the fair value of this contingent liability by performing a Monte Carlo simulation to forecast the value of the Company’s stock and the implied value of the Share Adjustment. See NOTE 5 – ACQUISITIONS for further discussion. The fair value of the share adjustment on the Soylent acquisition date was $36,715,800. The inputs to estimate the fair value of the share adjustment were the market price of the Company’s common stock, the option expected term, the volatility of the Company’s common stock price and the risk-free interest rate. Significant changes to any unobservable input may result in a significant change in the fair value measurement.

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the three months ended March 31, 2024:

Fair Value of Share Adjustment

Balance at December 31, 2023	$36,931,130
Fair Value of Shares Issued	(18,099,951)
Loss on Fair Value of Share Adjustment	1,921,949
Balance at March 31, 2024	$20,753,328

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

Whipshots Holdings, an 85% owned subsidiary, earns its revenues as royalties from the licensing agreements it has with Temperance, a related entity. STCB licenses the right for Temperance to manufacture and sell vodka infused whipped cream. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is based on contractual terms. The Company recognizes its revenue under these licensing agreements only when sales are made by Temperance to a third party.

The Company applies the requirements of ASC 606, Revenue from Contracts with Customers, which includes the following five-step model in order to determine the recognition of revenue: (i) Identify the contract with a customer; (ii) Identify the performance obligation in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding warrants have been excluded from the Company’s computation of net loss per share of common stock for the three months ended March 31, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended March 31,
	2024	2023
Warrants	39,350,000	41,200,000
Stock options	4,660,000	-
Acquisition Stock Consideration Payable	142,146,084	283,063,583
Total	181,156,084	324,263,583

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the three months ended March 31, 2024 and 2023, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of March 31, 2024 are approximately $1,257,500, $20,000 and $0 for the years ending December 31, 2024, 2025, and 2026, respectively.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of March 31, 2024. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the three months ended March 31, 2024 and 2023.

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

We review goodwill for impairment at least annually or more frequently if indicators of impairment exist. Our goodwill impairment test may require the use of qualitative judgements and fair-value techniques, which are inherently subjective. Impairment loss, if any, is recorded when the fair value of a reporting unit’s goodwill is less than its carrying value.

No impairment losses related to goodwill were recognized for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023 goodwill was $26,689,391 and $26,689,391, respectively.

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

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Three Months Ended March 31, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$3,984,086	$2,075,125	$9,431,470	$15,490,681
Cost of revenues	1,376,925	843,068	6,256,544	8,476,537
Gross profit	$2,607,161	$1,232,057	$3,174,926	$7,014,144

	Three Months Ended March 31, 2023
	Starco Brands	Skylar	Soylent[1]	Total
Gross revenues	$3,513,316	$1,914,182	$5,716,303	$11,143,801
Cost of revenues	586,343	840,965	4,012,943	5,440,251
Gross profit	$2,926,973	$1,073,217	$1,703,360	$5,703,550

[1]	The Company does not report results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.

Depreciation expense allocated to the Starco Brands, Skylar and Soylent segments was $0, 3,611 and $1,055, respectively, for the three months ended March 31, 2024. Depreciation expense allocated to the Starco Brands, Skylar and Soylent segments was $0, 3,079 and $640, respectively, for the three months ended March 31, 2023.

NOTE 5 – ACQUISITIONS

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

On March 15, 2024, the Company and certain former stockholders of Soylent and current stockholders of the Company’s Class A common stock (the “Consenting Stockholders”), entered into a stockholder agreement (“Stockholder Agreement”) with the Company, which modified the treatment of certain terms of the Soylent Acquisition merger agreement with respect to the Consenting Stockholders. The Stockholder Agreement (i) revises the calculation for the Consenting Stockholders’ respective pro rata share of the Share Adjustment (as defined in the Soylent Acquisition merger agreement) to utilize a customary 30-day moving volume weighted trading average (“vwap”) in calculating the price per share of the Class A common stock at each adjustment date, and (ii) bifurcates the calculation for Consenting Stockholders’ respective pro rata share of the Share Adjustment into two adjustments, the first adjustment calculable based on the vwap ending February 14, 2024 (“First Adjustment Date”), and the second adjustment calculable based on the vwap ending May 15, 2025 (“Second Adjustment Date”). Generally, if the trading price of the Acquiror Common Stock (as defined in the Soylent Acquisition merger agreement) based on the vwap, is below $0.35 per share on each of February 14, 2024 and May 15, 2025, then, at no additional cost to the Consenting Stockholders, additional shares of Acquiror Common Stock are issuable based on the calculation methodology set forth in the Stockholder Agreement. As of the date of this filing, the Consenting Stockholders represent approximately 88.9% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Acquisition merger agreement. Certain other former stockholders of Soylent may sign joinders to the Stockholder Agreement following the date of this filing.

The fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $36,715,800. For the former Soylent shareholders (the “Soylent Shareholders”) that did not join the Stockholder Agreement, the fair value of the rights to receive these shares were $0.136 per share on December 31, 2023, or the Company’s stock price as of February 14, 2024, the “Adjustment Date”, or a share adjustment value of $6,101,455. For the Consenting Stockholders, the fair value of the rights to receive these shares were estimated by a third-party valuation firm to be $0.186 per share on December 31, 2023 or an approximate share adjustment value of $30,829,876. Included in the Consenting Stockholders approximate share adjustment value of $30,829,876, are the fair value rights to receive shares on the First Adjustment Date in the Stockholder Agreement of $15,506,101, or $0.16 per share, the 30-day wvap of the Company’s stock price as of February 14, 2024.

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,130 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement and Stockholders Agreement, as applicable. The total share adjustment value as of March 31, 2024 is $20,753,328. The settlement amount of $18,099,951 includes an adjustment for additional shareholders that agreed to amend their Stockholders Agreement subsequent to December 31, 2023. As a result, approximately 7.0 million shares were returned to the Company and the liability amount as of December 31, 2023 was amended.

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement. The Soylent Opening Balance Holdback was recorded as equity consideration payable on the December 31, 2023 balance sheet in the amount of $2,446,380.

The Soylent Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.

NOTE 6 – NOTES PAYABLE

In September 2022, the Company received a second financing loan in the amount of $92,334 for its Directors and Officers Insurance (“D&O Loan #2”). D&O Loan #2 bore interest at 5.82% and required monthly payments through June 2023. D&O Loan #2 was paid off in its entirety in June 2023.

In September 2023, the Company received a third financing loan in the amount of $98,039 for its Directors and Officers Insurance (“D&O Loan #3”, and together with D&O Loan #1 and D&O Loan #2 the “D&O Loans”). D&O Loan #3 bears interest at 9.3% and required monthly payments through July 2024. As of March 31, 2024 the remaining balance of the D&O Loan #3 was $40,126.

For the three months ended March 31, 2024 and 2023, the D&O Loans incurred approximately $1,388 and $756, respectively, of interest expense.

On February 10, 2023 the Company’s subsidiary Soylent entered into a line of credit with a revolving credit commitment of $5,000,000. The revolving credit commitment bore interest at a rate per annum equal to the greater of (a) two and half percent (2.5%) and (b) prime rate plus one percent (1%). The revolving credit commitment had a maturity date of February 10, 2024. If the Company defaults on the revolving credit commitment, the default interest rate will bear an additional interest at a fluctuating rate equal to five percent (5%) per annum higher than the applicable interest rate. As of March 31, 2024 the outstanding balance on the revolving line of credit is $3,063,995 and has accrued interest of $16,171. For the three months ended March 31, 2024, the revolving line of credit incurred $86,904 of interest expense.

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

In December 2023, the Company received a financing loan in the amount of $29,109 for its General Liability Insurance (“G&A Loan #1”). G&A Loan #1 bears interest at 9.3% and requires monthly payments through July 2024. As of March 31, 2024 the remaining balance of the G&A Loan #1 was $14,797.

In February 2024, the Company received a second financing loan in the amount of $20,983 for its General Liability Insurance (“G&A Loan #2, and together with G&A Loan #1 the “G&A Loans”). G&A Loan #2 bears interest at 9.3% and requires monthly payments through July 2024. As of March 31, 2024 the remaining balance of the G&A Loan #2 was $14,204.

For the three months ended March 31, 2024 and 2023 the G&A Loan #1 incurred approximately $509 and zero, respectively, of interest expense.

See Note 8 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

Whipshots

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”) entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Penguins”). The agreement provided that Penguins would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Penguins, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by the Company solely from the sale of Whipshots/Whipshotz Products. The payment are subject to a minimum amount in each contract year and a maximum aggregate amount. In connection with this agreement the Company paid $20,000 during 2021, zero in 2022 and $38,620 in 2023 and the Company has accrued $318,050 to be paid pursuant to this agreement in 2024, all of which has been recorded as an indefinite-lived intangible asset.

On September 14, 2021, Whipshots Holdings, LLC (formerly Whipshots, LLC) a Delaware limited liability company (“Whipshots Holdings”), entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Washpoppin”). Pursuant to the Washpoppin License Agreement, Washpoppin licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us. Whipshots Holdings and Washpoppin entered into an amended and restated Washpoppin License Agreement (“A&R Washpoppin License Agreement”), with an effective date of November 27, 2023. As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Washpoppin warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 subject to Washpoppin’s satisfaction of its obligations. During the three months ended March 31, 2024 and 2023, the Company incurred expenses related to this agreement of approximately $412,500 and $275,000, respectively.

Skylar Acquisition

Following the 18-month holdback period from the date of the Skylar Acquisition on December 29, 2022, the Company expects to issue former Skylar shareholders up to an aggregate amount of 11,573,660 shares of Class A common stock, for which it has recorded $2,314,732 equity consideration payable on the balance sheet as of March 31, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three months ended March 31, 2024 and March 31, 2023 STCB paid an aggregate of zero and $32,850, respectively, to Mr. Lang and Mr. Goldrod. As of March 31, 2024, the Company settled final repurchase transfers of 1,862,154 shares in the amount of $328,500. The share repurchases are recorded as treasury stock payable on the balance sheet. The foregoing agreements terminated and are of no further force or effect.

Ross Sklar, CEO Notes

On August 11, 2023, the Company issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2023. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%), and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, The Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to (i) the January 24, 2020 Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note, as summarized in the table below. The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provides a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company. The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Consolidated Secured Promissory Note):

	Outstanding	Original	Original	Revised	Revised
	Balance	maturity	rate	maturity	rate
January 24, 2020 Amended Note	100,000	7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000	6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000	9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2021 Note	500,000	12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000	8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000	7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	4,000,000

The Company did not include the February 14, 2022 Note in the principal amount of $472,500 in the note consolidation. The restructuring is accounted for as a debt modification.

The February 14, 2022 Note bears interest at 4% per annum, is unsecured, and matured two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share. On May 10, 2024, the Company and Sklar entered into an amendment to the February 14, 2022 Note to extend the maturity date of the February 14, 2022 Note to December 31, 2024.

As of March 31, 2024 and December 31, 2023, the outstanding principal due to Mr. Sklar under outstanding notes was $4,472,500. As of March 31, 2024 and 2023, there was zero and $32,439 of accrued interest due on these notes, respectively.

For the three months ended March 31, 2024 and 2023 the notes to Mr. Sklar incurred interest expense of approximately $109,528 and $80,456, respectively.

Other Related Party Transactions

During the three months ended March 31, 2024 and 2023, the Company recognized revenue from related parties of $2,310,196 and $2,787,485, respectively. There were $2,417,096 and $2,742,508 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of March 31, 2024 and December 31, 2023, respectively. All revenues earned in relation to these accounts receivable is from related parties, TSG and Temperance. Sklar serves as the Chairman of Temperance.

During the three months ended March 31, 2024 and 2023, the Company received contributed services at a value of approximately zero and $24,049, respectively. Such costs have been expensed and recorded as additional paid-in capital in the period the services were provided.

NOTE 9 – STOCK WARRANTS

On each of September 12, 2022, November 1, 2022, November 3, 2022, and June 1, 2023, the Company entered into agreements with members of the Board and consultants for services to be performed. As consideration therefore, the Company granted those individuals stock warrants to purchase an aggregate of 38,400,000 shares of common stock. The warrants vest over various terms for periods from one to five years. The warrants were valued using the Black-Scholes option pricing model under the assumptions as found in the table below.

On December 29, 2022 and March 3, 2023, the Company entered into agreements with Sklar, for warrants to purchase shares of common stock to be issued as a funding fee for an aggregate principal amount of $2,800,000 in secured promissory notes (see Note 7). The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

The table below summarizes the grants of stock warrants and includes the assumptions used for valuation under the Black-Scholes option pricing model.

	Number of						Expected
	Stock	Stock	Strike	Expected	Interest	Dividend	Term	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	(years)	Value
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0	$4,088,769
11/1/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0	$8,116
11/3/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0	$54,401
3/3/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0	$18,710
6/1/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$50,800
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2024	39,350,000	$0.20	3.87	$50,800

Exercisable, March 31, 2024	17,449,989	$0.20	3.41	$50,800

Outstanding, December 31, 2022	41,085,714	$0.24	4.64	$45,714
Issued	114,286	0.01	4.93	52,000
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2023	41,200,000	$0.19	4.65	$97,714

Exercisable, March 31, 2023	4,681,943	$0.24	4.4	$52,000

The fair value of stock warrants granted and vested during the three months ended March 31, 2024 was zero and $241,359, respectively.

The fair value of stock warrants granted and vested during the three months ended March 31, 2023 was $18,710 and $278,649 respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of March 31, 2024:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.00	250,000	0.50	$1.00	250,000
$0.90	300,000	1.50	$0.90	250,000
$0.19	38,300,000	3.65	$0.19	16,449,989
$0.20	100,000	3.59	$0.20	100,000
$0.01	400,000	3.80	$0.01	400,000

	39,350,000	3.62	$0.20	17,449,989

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $390,747 and $375,501 for the three months ended March 31, 2024 and 2023, respectively, and was included in compensation expense on the statement of operations. As of March 31, 2024, there was $2,364,196 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of March 31, 2024 is $50,800 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.14, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 10- STOCK OPTIONS

On November 27, 2023, the Company’s Board of Directors approved the 2023 Equity Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards, collectively, the “Stock Awards”. Stock Awards may be granted under the Equity Plan to the Company’s, and its subsidiaries’, employees, officers, directors and consultants. The maximum number of shares of Class A common stock available for issuance under the Equity Plan is 100,000,000 shares.

On January 1, 2024, the Company entered into agreements with employees and consultants for services to be performed. As consideration therefore, the Company granted stock options (the “Options”) under the Company’s Equity Plan to purchase up to 4,660,000 shares of Class A common stock. Options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. There were no stock options issued or outstanding for the three months ended March 31, 2023.

	Number of
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Options	Price[1]	Price	Volatility	Rate	Rate	Term (years)[2]	Value
1/1/2024	4,660,000	$0.16	$0.17	134.97%	4.00%	0.00%	4.0	$731,548

[1]	Grant exercise price is based on the prior trading day’s closing price of $0.164.

[2]	Options granted vest over various time periods ranging from two to four years with the majority vesting over a four-year term.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2023	-	$-	-	$-
Issued	4,660,000	0.17	9.76
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2024	4,660,000	$0.17	9.76	$-

Exercisable, March 31, 2024	590,624	$0.17	9.76	$-

The fair value of stock options granted and vested during the three months ended March 31, 2024 was $731,548 and zero, respectively.

The compensation expense attributed to the issuance of the stock options is recognized as they are vested. Total compensation expense related to the stock options was $92,719 and zero for the three months ended March 31, 2024 and 2023, respectively, and was included in compensation expense on the statement of operations. As of March 31, 2024, there was $638,829 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of March 31, 2024 is zero for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.14, had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Issuances for the Three Months Ended March 31, 2024

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,130 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement and Stockholders Agreement, as applicable. The total share adjustment value as of March 31, 2024 is $20,753,328. The settlement amount of $18,099,951 includes an adjustment for additional shareholders that agreed to amend their Stockholders Agreement subsequent to December 31, 2023. As a result, approximately 7.0 million shares were returned to the Company and the liability amount as of December 31, 2023 was amended.

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback and $2,446,380 equity consideration payable by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement.

On March 12, 2024, the 18-month holdback period from the date of the AOS Acquisition was completed, the Company had no outstanding claims and issued the former shareholders of AOS an aggregate of 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	3/31/2024	12/31/2023
Computer equipment	154,348	127,497
Tools and equipment	147,903	147,903
Furniture and equipment	39,202	39,202
Property and equipment, gross	341,453	314,602
Less: Accumulated depreciation	(261,110)	(256,443)
Property and equipment, net	80,343	58,159

For the three months ended March 31, 2024 and 2023, the Company incurred $4,666 and $3,719 of depreciation expense, respectively.

NOTE 13 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	March 31, 2024
	Gross	Accumulated
	Carrying Amount	Amortization	Net
Trade names and trademarks	27,098,319	2,384,097	24,714,222
Customer relationships	6,915,000	956,380	5,958,620
Formulas (indefinite life)	-	-	-
Domain names	25,750	11,159	14,591
Intangible Assets	$34,039,069	$3,351,636	$30,687,433

	December 31, 2023
	Gross	Accumulated
	Carrying Amount	Amortization	Net
Trade names and trademarks	26,937,670	1,885,389	25,052,281
Customer relationships	7,049,000	753,914	6,295,086
Formulas (indefinite life)	-	-	-
Domain names	25,750	10,729	15,021
Intangible Assets	$34,012,420	$2,650,032	$31,362,388

For the three months ended March 31, 2024 and 2023, the Company incurred $701,604 and $3,742 of amortization expense, respectively.

As of March 31, 2024, future expected amortization expense of intangible assets was as follows:

Fiscal period:	March 31, 2024
Remainder of 2024	$2,116,429
2025	2,818,033
2026	2,818,033
2027	2,818,033
2028	2,818,033
Thereafter	17,298,872
Total amortization remaining	$30,687,433

NOTE 14 – INVENTORY

Inventory by major class are as follows:

	3/31/2024	12/31/2023
Raw materials	$1,004,469	$1,283,992
Finished goods	10,256,199	9,391,548
Total inventory	$11,260,668	$10,675,540

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

On May 10, 2024, the February 14, 2022 Note agreement between the Company and Sklar was amended to extend the maturity date to December 31, 2024.

Amendment to the Soylent Voting Agreement

On February 15, 2023 in connection with the closing of the Soylent Acquisition, STCB entered into a Voting Agreement (the “Original Soylent Voting Agreement”) with Mr. Sklar and certain other stockholders of STCB. Effective May 14, 2024, STCB, Mr. Sklar and certain other stockholders holding a majority of the shares then held by such stockholders entered into an amendment to the Soylent Voting Agreement (the “Soylent Voting Agreement Amendment” and together with the Original Soylent Voting Agreement, the “Soylent Voting Agreement”). The Soylent Voting Agreement Amendment generally provides that (i) until February 15, 2025, the stockholders and Mr. Sklar vote all shares such person has voting control over in favor of limited acquisitions, with the approval of the Stockholder Representative (defined in the Soylent Merger Agreement); (ii) requires that until the termination of the Soylent Voting Agreement the stockholders and Mr. Sklar shall vote all shares such person has voting control over in favor of the election of (a) a board of directors consisting of seven (7) members, inclusive of (1)  Sklar, (2) two such other person as may be designated by Mr. Sklar from time to time, (3) three directors as designated by a majority of the former Soylent preferred stockholders party to the Soylent Voting Agreement (the “Stockholder Directors”), and (4) an independent director designated by mutual agreement of Sklar and a majority of the former Soylent preferred stockholders party to the Soylent Voting Agreement; and (iii) provides that the elected directors adopt a Compensation Committee, Audit Committee and Governance Committee and customary charters. This description does not attempt to be exhaustive and is qualified in its entirety by reference to the Soylent Voting Agreement Amendment which is an exhibit to this Quarterly Report on Form 10-Q.

On February 15, 2023 in connection with the closing of the Soylent Acquisition, STCB entered into a Registration Rights Agreement (the “Original Soylent RRA”) with the Stockholder Representative. Effective May 14, 2024, STCB and the Stockholder Representative entered into an amendment to the Soylent Voting Agreement (the “Soylent RRA Amendment” and together with the Original Soylent RRA. the “Soylent RRA”). The Soylent RRA Amendment generally extended the Filing Date to May 15, 2025, and referenced the Second Share Adjustment to align with the Stockholder Agreement. This description does not attempt to be exhaustive and is qualified in its entirety by reference to the Soylent Voting Agreement Amendment which is an exhibit to this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER FEDERAL SECURITIES LAWS, PARTICULARLY THOSE ANTICIPATING FUTURE FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, GROWTH, OPERATING STRATEGIES AND SIMILAR MATTERS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT INTENT, EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, AND THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT US THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “COULD,” “WOULD,” “INTEND,” “PROJECT,” “CONTEMPLATE,” “POTENTIAL,” “EXPECT,” “PLAN,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “CONTINUE,” OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON APRIL 3, 2024. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS, AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2023 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

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

In 2022, the Company embarked on a strategy to grow its consumer product line offerings through the acquisition of multiple subsidiaries with established behavior changing products and brands. With an increased product line and its existing partner relationships, the Company has continued expanding its vertical and consumer base through 2024.

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

Whipshots® and Whipshotz® Trademarks

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”) entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Penguins”). The agreement provided that Penguins would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Penguins, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz Products. The payment are subject to a minimum amount in each contract year and a maximum aggregate amount.

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

As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Company granted Whipshots Holdings shares to Washpoppin to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 through 2025, subject to Washpoppin’s satisfaction of its obligations.

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

Offices

Our principal executive offices are located at 706 N Citrus Ave, Los Angeles, California, 90038, and our telephone number is (323) 266-7111. Our website is www.starcobrands.com and the Company makes its SEC reports available on the website. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	March 31,	March 31,
	2024	2023	Change
Revenues	$15,490,681	$11,143,801	$4,346,880
Cost of goods sold	8,476,537	5,440,251	3,036,286
Gross profit	7,014,144	5,703,550	1,310,594
Operating expenses:
Compensation expense	2,574,728	1,425,617	1,149,111
Professional fees	1,196,118	1,399,302	(203,184)
Marketing, general and administrative	5,315,953	3,332,165	1,983,788
Fair value share adjustment loss	1,921,949	1,179,154	742,795
Total operating expense	11,008,748	7,336,238	3,672,510
Loss from operations	(3,994,604)	(1,632,688)	(2,361,916)
Other expense (income):
Interest expense	199,173	97,313	101,860
Other (income)	76,779	(66,871)	143,650
Total other expense, net	275,952	1,209,596	245,510
Loss before provisions for income taxes	(4,270,556)	(1,663,130)	(2,607,426)
Provision for income taxes	-	-	-
Net loss	(4,270,556)	(1,663,130)	(2,607,426)
Net income attributable to non-controlling interest	192,122	58,416	133,706
Net loss attributable to Starco Brands	$(4,462,678)	$(1,721,546)	$(2,741,132)

Revenues

For the three months ended March 31, 2024, the Company recorded revenues of $15,490,681 compared to $11,143,801 for the three months ended March 31, 2023, an increase of $4,346,880 or 39%. The increase in the current period was largely due to sales from Soylent for the full quarter compared to prior year’s partial quarter from the date of acquisitions. Royalty revenue represented 15%, or $2.3 million. The increase in royalty revenue in the current period was largely due to growth in royalties from sales of Whipshots® as its market distribution and penetration continue to grow.

Operating Expenses

For the three months ended March 31, 2024, compensation expense increased $1,149,111, or 81% to $2,574,728 compared to $1,425,617 for the three months ended March 31, 2023. The increase is a result of increases in warrant-based expense on independent contractors and the addition of compensation costs from the acquisitions of AOS, Skylar and Soylent.

For the three months ended March 31, 2024, the Company incurred $1,196,118 in professional fees compared to $1,399,302 in the prior period, a decrease of $203,184, or 15%. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The increase in the current period ended March 31, 2024 2023 is primarily due to an increase in contractor fees, banking, legal, and audit fees related to the acquired businesses Soylent, Skylar, and AOS.

For the three months ended March 31, 2024 the Company incurred $5,315,953 in marketing, general and administrative expense as compared to $3,332,165 for the three months ended March 31, 2023, an increase of $1,983,788, or 60%. The increase can be attributed to addition of the acquired businesses and an increase in spending on marketing and increased amortization expense.

For the three months ended March 31, 2024, the Company incurred a fair value share adjustment loss of $1,921,949. This was due to an increase in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares, increasing from $0.136 per share as of December 31, 2023 to $0.204 per share as of March 31, 2024.

Other Income and Expense

For the three months ended March 31, 2024, we had total other expense of $275,952 compared to total other expense of $30,442 for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company had interest expense of $199,173 compared to interest expense of $97,313 for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company had other expense of $76,779 compared to $66,871 of other income for the three months ended March 31, 2023.

Net Income (Loss)

For the three months ended March 31, 2024, the Company recorded net loss of $4,462,678 as compared to a net loss of $1,721,546 for the three months ended March 31, 2023. The increase in net loss to net income is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders, in addition to increases in expenses from the acquired businesses AOS, Skylar and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $68.2 million at March 31, 2024. Our net cash used in financing activities was $763,219 for the three months ended March 31 2024, due primarily to payments on the line of credit and notes payable of approximately $876,000, offset by proceeds from notes payable of approximately $113,000. This compared to net cash used in financing activities of $395,126, for the three months ended March 31, 2023, due primarily to $1.2 million of repayments of notes payable and $800,000 of loan advances from Sklar.

Our net cash provided by operating activities was $822,453 for the three months ended March 31, 2024. Operating expenses for the three months ended March 31, 2024 totaling $11,202,903 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance and loss on share fair value adjustment.

On January 24, 2020, STCB executed a promissory note for $100,000 with Sklar. The note bore interest at 4% per annum, compounded monthly, was unsecured, and matured two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note with Sklar in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note is also convertible into the Class A common stock at Sklar’s option with a conversion price of $0.29 per share. On May 10, 2024, the maturity date of this note was extended to December 31, 2024. On December 29, 2022, STCB executed a sixth promissory note with Sklar in the principal amount of $2,000,000. This note bore interest at Prime + 4% per annum, compounds monthly, is secured, matures on August 1, 2023, and included warrants to purchase 285,714 shares of our common stock at a price of $0.01 per share. On March 3, 2023, STCB executed a seventh promissory note with Sklar in the principal amount of $800,000. This note bore interest at Prime + 4% per annum, compounds monthly, is secured, matures on July 1, 2023, and included warrants to purchase 114,286 shares of our common stock at a price of $0.01 per share.

On August 11, 2023, we issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2024. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%), and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, The Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to (i) the January 24, 2020 Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note. The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provides a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company. The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Consolidated Secured Promissory Note):

	Outstanding Balance	Original maturity	Original rate	Revised maturity	Revised rate
January 24, 2020 Amended Note	100,000	7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000	6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000	9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2022 Note	500,000	12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000	8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000	7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	4,000,000

The Company did not include the February 14, 2022 Note with the principal amount of $472,500 in the note consolidation. The restructuring is accounted for as a debt modification.

On May 10, 2024, the Company and Sklar entered into an amendment to the February 14, 2022 Note to extend the maturity date of the February 14, 2022 Note to December 31, 2024.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists related to the Company’s ability to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $68,000,000 at March 31, 2024, which includes the impact of its net loss of $4,270,556 for the three months ended March 31, 2024, and total debt on the balance sheet of $7,631,247 as of March 31, 2024, with all debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $7,631,247 on the balance sheet as of March 31, 2024 includes $4,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include (i) continuing to increase net cash provided by operating activities, which was $822,453 for the three months ended March 31, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. The Company is in ongoing negotiations to obtain additional financing to repay historical debt and provide additional working capital. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

Working Capital Surplus Deficit

	March 31,	December 31,
	2024	2023
Current assets	$23,257,073	$25,235,590
Current liabilities	40,662,554	57,672,403
Working capital deficit	$(17,405,481)	$(32,436,813)

The decrease in current assets is primarily due to the decrease in accounts receivable of $1,978,504 and a decrease in prepaid expenses and other assets of $590,876. The decrease in current liabilities is primarily a result of the decrease in the fair value of share adjustment of $16,178,002.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$822,453	$(121,811)
Net cash (used in) provided by investing activities	(53,499)	133,803
Net cash used in financing activities	(763,219)	(395,126)
Increase (decrease) in cash	$5,735	$(383,134)

Operating Activities

Net cash provided by operating activities was $822,453 for the three months ended March 31, 2024 and was primarily due to the loss on stock payable share adjustment of $1,921,949, a decrease in accounts receivable of $1,769,887, an increase in accounts payable of $827,692, and a decrease in prepaid expenses and other assets of $590,876, which was partially offset by an increase in inventory of $585,128 and a decrease in other payables and accrued liabilities of $824,939.

Net cash used in operating activities was $121,811 for the three months ended March 31, 2023 was primarily due to an increase of inventory of $2,005,702, which was partially offset by a decrease of accounts payable of $1,891,071.

Investing Activities

Net cash used in investing activities was $53,499 for the three months ended March 31, 2024 and was due to the purchase of property and equipment and intangibles.

Net cash provided by investing activities was $133,803 for the three months ended March 31, 2023 and was primarily due to cash paid in acquisition of business, net of $172,423 and was partially offset by the purchase of intangibles in the amount of $38,620.

Financing Activities

For the three months ended March 31, 2024 net cash used in financing activities was $763,219, which primarily includes payments of $876,357 on the line of credit and notes payable, which was partially offset by proceeds of $113,138 from notes payable.

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

Whipshots Holdings, an 85% owned subsidiary, earns its revenues as royalties from the licensing agreements it has with Temperance , a related entity. STCB licenses the right for Temperance to manufacture and sell vodka infused whipped cream. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is based on contractual terms. The Company recognizes its revenue under these licensing agreements only when sales are made by Temperance to a third party.

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

No impairment losses related to goodwill were recognized for the three months ended March 31, 2024 and 2023.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the three months ended March 31, 2024 and 2023.

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

Contributed Services

The Company uses contributed services from related parties on an as needed basis for a portion of Company operations. Depending on the amount of time related parties spend working on STCB, the Company allocates a percentage of the related parties’ salaries to be accounted for as contributed services expense. There was no contributed services expense for the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2024, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2024, Hamilton filed an amended version of the Delaware Complaint and alleged additional claims regarding a Share Adjustment (as defined in the Soylent Merger Agreement) in respect to shares of Starco Class A common stock held by the former shareholders of Soylent (the “Former Shareholders”). On February 29, 2024, the Former Shareholders voted to remove Hamilton as the stockholder representative and appointed a new stockholder representative, YL Management LLC (the “Successor Stockholder Representative”). YL Management LLC became the Successor Stockholder Representative effective March 11, 2024. On March 8, 2024, Hamilton’s legal counsel in Delaware filed a Motion to Withdraw as counsel. On March 19, 2024, the Delaware Court of Chancery granted the Motion to Withdraw, and has indicated that it would dismiss the action underlying the Delaware Complaint unless successor counsel and a plaintiff with standing appear by or before April 9, 2024. On April 1, 2024, YL Management LLC filed an entry of appearance with the Delaware Court of Chancery as the new stockholder representative along with new legal counsel and took over the Delaware Complaint. On March 15, 2024, Starco, the Successor Stockholder Representative, and certain of the Former Shareholders accounting for approximately 88.9% of the total shares of Starco Class A common stock held by all Former Shareholders (the “Consenting Stockholders”), entered into a Stockholder Agreement which modifies certain terms of the Soylent Merger Agreement with respect to the Consenting Stockholders, including the Share Adjustment.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 3, 2024.

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

Issuer Sale of Securities.

On January 1, 2024, the Company entered into agreements with employees and consultants for services to be performed. As consideration therefore, the Company granted Options to purchase 4,660,000 shares of common stock. The Options expire ten years from the grant date and vest over various time periods ranging from two to four years, with the majority vesting over a four year term.

Effective February 14, 2024, the Soylent Share Adjustment Date, the Company settled $18,099,951 of the $36,931,130 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement and Stockholders Agreement. The total share adjustment value as of March 31, 2024 is $20,753,328. The settlement amount of $18,099,951 includes an adjustment for additional shareholders that agreed to amend their Stockholders Agreement subsequent to December 31, 2023. As a result, approximately 1.9 million shares were returned to the company and the liability amount as of December 31, 2023 was amended.

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback and $2,446,380 equity consideration payable by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement.

On March 12, 2024, the 18-month holdback period from the date of the AOS Acquisition was completed, the Company had no outstanding claims and issued the former shareholders of AOS an aggregate 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub Inc., a Delaware corporation, (iii) The AOS Group Inc., a Delaware corporation, and (iv) Matthias Metternich, solely in his capacity as the Company Stockholder Representative of The AOS Group stockholders, dated September 12, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

2.2 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub II, Inc., a Delaware corporation, (iii) Skylar Body, LLC, a Delaware limited liability company, (iv) Skylar Body, Inc., a Delaware corporation, and (v) Shareholder Representative Services LLC, solely in its capacity as the representative of the Company Holders, dated December 29, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

2.3 (*)†	Agreement and Plan of Merger, by and among Starco Brands, Inc., Starco Merger Sub I Inc., Soylent Nutrition, Inc., and Hamilton Start, LLC, solely in its capacity as stockholders’ representative and solely for purposes of Article IX, Article X, Section 2.08 and Section 6.11 therein, dated February 14, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (#)	Amendment to Registration Rights Agreement, dated May 14, 2024, by and among Starco Brands, Inc. and YL Management LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined in the Registration Rights Agreement, by and between Starco Brands, Inc. and Hamilton Start, LLC, dated February 15, 2023).

4.7 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.8 (#)

Amendment to Voting Agreement, dated May 14, 2024, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A to the Voting Agreement, by and between Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 20A

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Convertible Promissory Note issued in favor of Ross Sklar, dated February 14, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2022.

10.10 (#)	Amendment to Convertible Promissory Note, by and between Starco Brands, Inc. and Ross Sklar, dated May 10, 2024.

10.11 (*)	Consolidated Secured Promissory Note of Starco Brands, Inc., issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.12 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.13 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.14 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.15 (*) (+)

License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.16 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

14.1 (*)	Code of Business Conduct and Ethics of Starco Brands, Inc., filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2023.

21.1 (#)	Subsidiaries of the Company.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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
May 15, 2024

