Form 10-Q
period 2024-06-30
Starco Brands, Inc.
filed 2024-08-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 14, 2024, there were 647,431,696 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock” and a new class of common stock was created which was referred to as “Class B common stock”. Throughout this report, any reference to common stock prior to February 9, 2023, shall represent the same number of Class A common stock following February 9, 2023.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,010,519	$1,761,225
Accounts receivable, net of allowance for credit losses of $431,380 and $350,112, respectively	6,435,175	7,034,950
Accounts receivable, related party	2,436,681	2,625,713
Prepaid expenses and other assets	3,303,569	3,138,162
Inventory	13,213,265	10,675,540
Total Current Assets	27,399,209	25,235,590

Property and equipment, net	81,992	58,159
Operating lease right-of-use asset	575,889	-
Intangibles, net	29,990,142	31,362,388
Goodwill	26,689,391	26,689,391

Total Assets	$84,736,623	$83,345,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$13,738,204	$9,799,040
Other payables and accrued liabilities	3,468,226	2,476,186
Accrued interest, related party	-	5,681
Fair value of Share Adjustment	30,441,480	36,931,330
Treasury stock payable, current	-	65,700
Notes payable, $2,472,500 and $4,472,500 from related party, respectively	2,510,009	4,559,219
Line of Credit	-	3,835,247
Lease liability, current portion	60,816	-
Total Current Liabilities	50,218,735	57,672,403

Lease liability, net of current portion	517,746	-
Revolving loan, net of discounts	6,106,755	-
Total Liabilities	56,843,236	57,672,403

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.001 par value; 230,000,000 shares authorized; no shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 647,431,696 and 488,926,717 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	647,432	488,926
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	98,666,629	75,130,223
Treasury stock at cost	(328,500)	(394,200)
Equity consideration payable	-	5,707,261
Accumulated deficit	(79,791,629)	(63,769,469)
Total Starco Brands’ Stockholders’ Equity	19,193,932	17,162,741

Non-controlling interest	8,699,455	8,510,384
Total Stockholders’ Equity	27,893,387	25,673,125

Total Liabilities and Stockholders’ Equity	$84,736,623	$83,345,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue from related parties, $941,227 and $3,251,423 for the three and six months ended June 30, 2024, respectively, net and revenue from related parties, $2,950,350 and $5,737,835 for the three and six months ended June 30, 2023, respectively, net	$15,570,741	$17,509,270	$31,061,422	$28,653,071

Cost of goods sold	9,866,756	10,640,297	18,343,293	16,080,548

Gross profit	$5,703,985	$6,868,973	$12,718,129	$12,572,523

Operating Expenses:
Compensation expense	$2,435,948	$2,047,972	$5,010,676	$3,473,589
Professional fees	1,140,792	1,397,442	2,336,910	2,796,744
Marketing, general and administrative	4,520,678	4,659,607	9,836,631	7,991,772
Fair value share adjustment loss	8,675,565	4,716,617	10,597,514	5,895,771
Total operating expenses	16,772,983	12,821,638	27,781,731	20,157,876

Loss from operations	(11,068,998)	(5,952,665)	(15,063,602)	(7,585,353)

Other Expense (Income):
Interest expense	208,976	264,201	408,149	361,514
Other expense (income)	284,559	(266,003)	361,338	(332,874)
Total other expense (income), net	493,535	(1,802)	769,487	28,640

Loss before provision for income taxes	$(11,562,533)	$(5,950,863)	$(15,833,089)	$(7,613,993)
Provision for income taxes	-	-	-	-

Net loss	$(11,562,533)	$(5,950,863)	$(15,833,089)	$(7,613,993)
Net (loss) income attributable to non-controlling interest	$(3,051)	$67,377	$189,071	$125,793

Net loss attributable to Starco Brands	$(11,559,482)	$(6,018,240)	$(16,022,160)	$(7,739,786)

Income (loss) per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Shares Outstanding – basic and diluted	639,667,055	469,550,215	602,576,449	469,550,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock			Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Equity Consideration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Payable	Deficit	Interest	Payable	(Deficit)

Balance at December 31, 2022	-	$-	291,433,430	$291,433	-		$-	$43,332,886	$(394,200)	$(17,578,219)	$93,982	$7,114,513	$32,860,395

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	81	-		-	480,718	-	-	-	-	480,799

Issuance of shares from Soylent acquisition	-	-	177,954,287	177,955	-		-	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-		-	-	-	-	-	2,785,714	2,785,714

Skylar purchase price acquisition adjustments	-	-	-	-	-		-	-	-	-	-	(482,380)	(482,380)

Net income	-	-	-	-	-		-	-	-	(1,721,546)	58,416	-	(1,663,130)

Balance at March 31, 2023	-	-	469,468,966	$469,469	-		$-	$70,328,793	$-	$(19,299,765)	$152,398	$9,417,847	$60,674,542

Estimated fair value of contributed services and stock-based compensation	-	-	81,249	81	-		-	538,957	-	-	-	-	539,038

Soylent acquisition measurement period adjustment	-	-	-	-	-		-	(38,041)	-	-	-	-	(38,041)

Net income	-	-	-	-	-		-	-	-	(6,018,240)	67,377	-	(5,950,863)

Balance at June 30, 2023	-	-	469,550,215	$469,550	-		$-	$70,829,709	$(394,200)	$(25,318,005)	$219,775	$9,417,847	$55,224,676

Balance at December 31, 2023	-	-	488,926,717	$488,926	-		$-	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation			-	-	-		-	483,466	-	-	-	-	483,466

Soylent Share Adjustment			133,087,875	133,088	-		-	17,966,863	-	-	-	-	18,099,951

Equity payable related to Soylent acquisition			16,309,203	16,309	-		-	2,430,071	-	-	-	(2,446,380)	-

Equity payable related to AOS acquisition			4,979,731	4,980	-		-	941,169	-	-	-	(946,149)	-

Share repurchase					-		-	-	65,700	-	-	-	65,700

Net loss			-	-	-		-	-	-	(4,462,678)	192,122	-	(4,270,556)

Balance at March 31, 2024	-	-	643,303,526	$643,303	-		$-	$96,951,792	$(328,500)	$(68,232,147)	$8,702,506	$2,314,732	$40,051,686

Stock-based compensation								$416,821					416,821

Soylent Share Adjustment			(7,445,490)	(7,445)				(1,005,142)					(1,012,587)

Equity payable related to Skylar acquisition			11,573,660	11,574				2,303,158				(2,314,732)	-

Net loss										(11,559,482)	(3,051)		(11,562,533)

Balance at June 30, 2024			647,431,696	$647,432		$		$98,666,629	$(328,500)	$(79,791,629)	$8,699,455	$-	$27,893,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:
Net loss	$(15,833,089)	$(7,613,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services	-	38,778
Stock-based compensation	900,287	962,776
Depreciation	8,366	7,942
Amortization of intangible assets	1,422,096	718,856
Amortization of debt discount	15,684	62,716
Loss on stock payable share adjustment	10,597,514	5,895,771
Changes in operating assets and liabilities:
Accounts receivable, related party	208,617	109
Accounts receivable	580,190	292,788
Prepaid expenses and other assets	(165,407)	(392,659)
Inventory	(2,537,725)	(4,869,563)
Operating lease right-of-use asset	(575,889)	39,759
Accounts payable	3,939,164	4,951,190
Other payables and accrued liabilities, related party	(5,681)	(1,278)
Other payables and accrued liabilities	992,040	(1,759)
Operating lease liability	578,562	(42,438)

Net Cash Provided By Operating Activities	124,729	48,995

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	-	134,379
Purchases of intangibles	(49,850)	(183,887)
Purchases of property & equipment	(32,199)	-

Net Cash Used In Investing Activities	(82,049)	(49,508)

Cash Flows From Financing Activities:
Payments to/receipts from related parties	(2,000,000)	800,000
Proceeds from notes payable	113,138	95,640
Payments on notes payable	(162,348)	(62,002)
Proceeds from Line of Credit	-	900,000
Payments on Line of Credit	(3,835,247)	(1,356,500)
Proceeds from Revolving Loan	6,091,071	-
Repurchase of common stock	-	(65,700)

Net Cash Provided By Financing Activities	206,614	311,438

Net Increase In Cash	249,294	310,925

Cash - Beginning of Period	1,761,225	1,480,371

Cash - End of Period	$2,010,519	$1,791,296

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$392,465	$301,491
Income taxes	$-	$-

Noncash investing and financing activities:
Settlement of Soylent share adjustment	$18,099,951	$-
Equity payable related to Soylent acquisition	$2,446,380	$-
Equity payable related to AOS acquisition	$946,149	$-
Equity payable related to Skylar acquisition	$2,314,732	$-
Estimated fair value of shares issued in acquisitions	$-	$26,693,143
Estimated fair value of shares payable to be issued for acquisitions	$-	$39,446,695
Debt discount on notes payable issued with warrants	$-	$18,282
Right-of-use asset, operating lease	$575,889	$-
Lease liability – operating lease	$578,562	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists related to the Company’s ability to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $80,000,000 at June 30, 2024, which includes the impact of its net losses of $11,562,533 and $15,833,089 for the three and six months ended June 30, 2024, and total debt on the balance sheet of $8,616,764 as of June 30, 2024, with a small portion of the debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $8,616,764 on the balance sheet as of June 30, 2024 includes $2,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include (i) continuing to increase net cash provided by operating activities, which was $124,729 for the six months ended June 30, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

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

Our consolidated subsidiaries at June 30, 2024 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Reclassification

During the first quarter of 2024, the Company discovered a misclassification of expenses related to outbound shipping, product fulfilment, and warehouse costs; such had been grouped under Marketing, general and administrative expenses (which are part of operating expenses) during the year ended December 31, 2023. Management determined that these expenses should have been classified as Cost of goods sold and the current period financials reflect the appropriate classification. To allow for the conformity of presentation of the prior period financial statements to the current period financial statements, and to maintain comparability among the periods presented in compliance with U.S. GAAP, the Company has reclassified the prior year expenses as presented below:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Account	Previously Recorded Balance	Corrected Balance	Reclassification Made	Previously Recorded Balance	Corrected Balance	Reclassification Made
Statement of Operations
Cost of goods sold	10,258,463	10,640,297	(381,834)	15,346,213	16,080,548	(734,335)
Marketing, general and administrative	5,041,441	4,659,607	381,834	8,726,107	7,991,772	734,335

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 or December 31, 2023.

Accounts Receivable

We measure accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. We calculate the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, reasonable and supportable forecasts, and our relationships with, and the economic status of, our partners and customers. The allowance for credit losses is evaluated quarterly, which is $431,380 and $350,112 as of June 30, 2024 and December 31, 2023.

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

The carrying amount of the Company’s condensed consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2024 and December 31, 2023.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of June 30, 2024:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of potential Share Adjustment	$30,441,480	$-	$-	$30,441,480
Total Liabilities	$30,441,480	$-	$-	$30,441,480

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

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the six months ended June 30, 2024:

Fair Value of Share Adjustment

Balance at December 31, 2023	$36,931,330
Fair Value of Shares Issued	(17,087,364)
Loss on Fair Value of Share Adjustment	10,597,514
Balance at June 30, 2024	$30,441,480

Property and Equipment, net

Property and equipment are recorded at historical cost, net of depreciation. All property and equipment with a cost of $2,000 or greater are capitalized. Depreciation is computed using straight-line over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

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

AOS, one of STCB’s wholly owned subsidiaries, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfilment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding warrants have been excluded from the Company’s computation of net loss per share of common stock for the three and six months ended June 30, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Six Months Ended June 30,
	2024	2023
Warrants	39,350,000	39,350,000
Stock options	4,760,000	-
Acquisition Stock Consideration Payable	264,708,523	430,885,271
Total	308,818,523	470,235,271

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the six months ended June 30, 2024 and 2023, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of June 30, 2024 are approximately $825,000, $20,000 and $20,000 for the years ending December 31, 2024, 2025, and 2026, respectively.

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

On May 1, 2024, the Company entered into a three-year lease agreement (the “Citrus Lease”) with a lessor who is a related party (see Note 8 for additional information) for the rental of the second and third floors of a premise containing approximately 3,000 square feet located at 706 N. Citrus Ave, Los Angeles, CA 90038. The lease was classified as an operating lease and has a monthly base rent of $10,000 per month, with a base rent increase of 5% each year. There is an option for the Company to renew for an additional three years with notice given within 90 days before the end of the term.

In accordance with ASC 842, Leases, the Company recognized an ROU asset and corresponding lease liability on the condensed consolidated balance sheet for long-term office leases. See Note 11 – Leases for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of June 30, 2024. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the six months ended June 30, 2024 and 2023.

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

No impairment losses related to goodwill were recognized for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023 goodwill was $26,689,391 and $26,689,391, respectively.

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

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Six Months Ended June 30, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$6,068,285	$3,989,021	$21,004,116	$31,061,422
Cost of revenues	2,342,698	1,469,462	14,531,133	18,343,293
Gross profit	$3,725,587	$2,519,559	$6,472,983	$12,718,129

	Six Months Ended June 30, 2023
	Starco Brands	Skylar	Soylent[1]	Total
Gross revenues	$7,728,941	$4,029,944	$16,894,186	$28,653,071
Cost of revenues	1,513,317	1,821,871	12,745,360	16,080,548
Gross profit	$6,215,624	$2,208,073	$4,148,826	$12,572,523

[1]	The Company does not report results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.

Depreciation expense allocated to the reporting segments was $8,366 and $7,942 for the six months ended June 30, 2024 and 2023.

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

On March 15, 2024, the Company and certain former stockholders of Soylent and current stockholders of the Company’s Class A common stock (the “Consenting Stockholders”), entered into a stockholder agreement (“Stockholder Agreement”) with the Company, which modified the treatment of certain terms of the Soylent Acquisition merger agreement with respect to the Consenting Stockholders. The Stockholder Agreement (i) revises the calculation for the Consenting Stockholders’ respective pro rata share of the Share Adjustment (as defined in the Soylent Acquisition merger agreement) to utilize a customary 30-day moving volume-weighted average price (“VWAP”) in calculating the price per share of the Class A common stock at each adjustment date, and (ii) bifurcates the calculation for Consenting Stockholders’ respective pro rata share of the Share Adjustment into two adjustments, the first adjustment calculable based on the VWAP ending February 14, 2024 (“First Adjustment Date”), and the second adjustment calculable based on the VWAP ending May 15, 2025 (“Second Adjustment Date”). Generally, if the trading price of the Acquiror Common Stock (as defined in the Soylent Acquisition merger agreement) based on the VWAP, is below $0.35 per share on each of February 14, 2024 and May 15, 2025, then, at no additional cost to the Consenting Stockholders, additional shares of Acquiror Common Stock are issuable based on the calculation methodology set forth in the Stockholder Agreement. As of the date of this filing, and including joinders to the Stockholder Agreement signed subsequent to March 15, 2024, the Consenting Stockholders represent approximately 92.7% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Acquisition merger agreement. Certain other former stockholders of Soylent may sign joinders to the Stockholder Agreement following the date of this filing.

The fair value of the rights to receive these shares was estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $36,715,800. At the time of filing the Company’s Form 10-K for the year ended December 31, 2023, the Consenting Shareholders were assumed to represent approximately 85.3% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Acquisition Merger Agreement. As such, for the former Soylent shareholders (the “Soylent Shareholders”) that were not expected to join the Stockholder Agreement, the fair value of the rights to receive these shares were $0.136 per share on December 31, 2023, or the Company’s stock price as of February 14, 2024, the “Adjustment Date”, or a share adjustment value of $6,101,455. For the assumed Consenting Stockholders, the fair value of the rights to receive these shares was estimated by a third-party valuation firm to be $0.186 per share on December 31, 2023 or an approximate share adjustment value of $30,829,876. Included in the Consenting Stockholders approximate share adjustment value of $30,829,876 as of the same date, were the fair value rights to receive shares on the First Adjustment Date in the Stockholder Agreement of $15,506,101, or $0.16 per share, the VWAP of the Company’s stock price as of February 14, 2024.

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger agreement and Stockholders Agreement, as applicable. The total share adjustment value as of March 31, 2024 was $20,753,328. The settlement amount of $18,099,951 included an adjustment for additional shareholders that agreed to amend their Stockholders Agreement subsequent to the filing of the December 31, 2023 financials. As a result of the additional signers, approximately 7.0 million fewer shares were issued by the Company than were expected as of the filing date of the Form 10-K for the year ended December 31, 2023.

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A common stock held back from the former Soylent shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587; in conjunction with an increase in the fair value of the derivative liability at period end, the total share adjustment value on the balance sheet as of June 30, 2024 was $30,441,480.

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

Sklyar Acquisition

On December 29, 2022, STCB, through its wholly-owned subsidiaries First Merger Sub and Second Merger Sub, completed the “Skylar Acquisition.” In a two-step process, during the First Merger, First Merger Sub merged with and into Skylar Inc. and as part of the same overall transaction, during the Second Merger, Skylar Inc. merged with and into Second Merger Sub to result in Skylar as the surviving entity. Skylar is a wholly-owned subsidiary of STCB. On December 31, 2023, 19,286,162 shares were issued to Skylar Stockholders as Skylar reached all earnout sales metrics outlined in the purchase agreement.

Following the 18-month holdback period from the date of the Skylar Acquisition on December 29, 2022, the Company issued former Skylar shareholders an aggregate amount of 11,573,660 shares of Class A common stock, for which it recorded an equity consideration payable on the balance sheet, which totalled $2,314,732 as of June 30, 2024. Effective June 30, 2024, the Company settled the equity payable by issuing 11,573,660 shares of Class A common stock to the Skylar Shareholders.

NOTE 6 – NOTES PAYABLE

Directors and Officers Insurance Loans

In September 2022, the Company received a second financing loan in the amount of $92,334 for its Directors and Officers Insurance (“D&O Loan #2”). D&O Loan #2 bore interest at 5.82% and required monthly payments through June 2023. D&O Loan #2 was paid off in its entirety in June 2023.

In September 2023, the Company received a third financing loan in the amount of $98,039 for its Directors and Officers Insurance (“D&O Loan #3”, and together with D&O Loan #1 and D&O Loan #2 the “D&O Loans”). D&O Loan #3 bears interest at 9.3% and required monthly payments through July 2024. As of June 30, 2024, the remaining balance of the D&O Loan #3 was $37,509.

For the three months ended June 30, 2024 and 2023, the D&O Loans incurred approximately $1,198 and $303, respectively, of interest expense; for the six months ended June 30, 2024 and 2023, the D&O Loans incurred approximately $2,586 and $1,057, respectively, of interest expense.

Soylent Revolver

On February 10, 2023, the Company’s subsidiary Soylent entered into a line of credit with a revolving credit commitment of $5,000,000. The revolving credit commitment bore interest at a rate per annum equal to the greater of (a) two and half percent (2.5%) and (b) prime rate plus one percent (1%) (the “Soylent Revolver”). The Soylent Revolver had a maturity date of February 10, 2024. If the Company defaults on the revolving credit commitment, the default interest rate will bear an additional interest at a fluctuating rate equal to five percent (5%) per annum higher than the applicable interest rate.

The Soylent Revolver matured on February 10, 2024 and was in default under the loan documents for failing to pay off the balance at maturity. The Company entered into an agreement with the bank to forbear the banks rights to exercise its rights and remedies under the loan documents until June 10, 2024, for a forbearance fee of $57,590 and payment of accrued interest of $10,009.

During April and May 2024, the Company made two principal payments totaling $3,063,995 to pay off the loan and as of June 30, 2024, the outstanding balance on the Soylent Revolver and the related accrued interest account are zero. For the three and six months ended June 30, 2024, the Soylent Revolver incurred $38,674 and $125,578 of interest expense.

Gibraltar Loan and Security Agreement

On May 24, 2024, (i) Starco Brands, Inc., a Nevada corporation (“Starco” or the “Company”), (ii) and each of Starco’s subsidiaries, Whipshots Holdings, LLC, a Delaware limited liability company (“Whipshots Holdings”), Whipshots, LLC, a Wyoming limited liability company (“Whipshots”), The AOS Group Inc., a Delaware corporation (“AOS Group”), Skylar Body, LLC, a Delaware limited liability company (“Skylar”), Soylent Nutrition, Inc., a Delaware corporation (“Soylent”; and together with Starco, Whipshots Holdings, Whipshots, AOS Group, Skylar, each individually, a “Borrower” and collectively, the “Borrowers”), and (iii) Gibraltar Business Capital, LLC, a Delaware limited liability company (the “Lender”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), allowing Starco Brands to reduce a portion of its long term debt (including retiring the Soylent Revolver) and expand its access to working capital. Capitalized terms not otherwise defined will have the meanings set forth in the Loan and Security Agreement.

The Loan and Security Agreement provides for a revolving line of credit in the amount not to exceed $12.5 million at any one time, or the Revolving Loan Commitment Amount in return for a first priority security interest in the Collateral. The Revolving Commitment Amount is supplemented by a Permitted Overadvance Amount of $1.5 million. The first $1.5 million in Revolving Loans drawn on this line will be considered permitted overadvances, and the Permitted Overadvance Amount shall be reduced by $125,000 beginning on June 1, 2024, and the first day of each month thereafter. The aggregate principal balance of all Revolving Loans outstanding at any time shall not exceed the Revolving Loan Availability, which is equal to the lesser of the Revolving Loan Commitment Amount or the Borrowing Base Amount; if the aggregate principal balance does exceed the availability, the Company shall immediately make a repayment to eliminate such excess. The Revolving Line matures on May 24, 2026, and such Maturity Date will be automatically extended for one (1) year, subject to the satisfaction of certain terms and conditions described in the Loan and Security Agreement.

Each Revolving Loan advanced under the Revolving Loan Commitment bears interest at a rate per annum equal to One Month Term SOFR plus the Applicable Margin. If a Revolving Loan or any portion thereof is considered a part of the Permitted Overadvance Amount under the Loan and Security Agreement, the Applicable Margin for such loan shall be increased by an additional two percent (2.00%) per annum. Revolving Loans may be repaid at any time and reborrowed up to, but not including the Maturity Date. On the Maturity Date, the outstanding aggregate principal balance of all Revolving Loans shall be due and payable. The interest rate for the revolving loan was 10.08% as of June 30, 2024.

Accrued and unpaid interest on the unpaid principal balance of the Revolving Loans shall be due and payable commencing on June 1, 2024 and on the first date of each calendar month thereafter. All accrued and unpaid interest shall be due and payable on the maturity date.

Subject to the satisfaction of certain terms and conditions described in the Loan and Security Agreement, the Borrowers may request to increase the Revolving Loan Commitment by an aggregate amount not less than $1 million not exceeding $2.5 million. Such request may be accepted by Lender in its sole and absolute discretion.

The Loan and Security Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption, payment or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum EBITDA covenant and a maximum Unfinanced Capital Expenditures covenant.

The Loan and Security Agreement also contains customary events of default, including nonpayment of principal, interest, fees, or other amounts when due, violation of covenants, breaches of representations or warranties, cross defaults, change of control, insolvency, bankruptcy events, and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. Upon the occurrence of an event of default, the outstanding obligations under the Loan and Security Agreement may be accelerated and become due and payable immediately. As of June 30, 2024, the Company was in compliance with all loan covenants relating to the agreement and the available borrowing amount was approximately $6.9 million.

General Liability Insurance Loans

In December 2023, the Company received a financing loan in the amount of $29,109 for its General Liability Insurance (“G&A Loan #1”). In February 2024, the Company received a second financing loan in the amount of $20,983 for its General Liability Insurance (“G&A Loan #2, and together with G&A Loan #1 the “G&A Loans”). The G&A Loans bear interest at 9.7% and require monthly payments; as of June 30, 2024, the remaining balance of the G&A Loans was $30,944.

CEO Notes

See Note 8 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

Whipshots

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”) entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Penguins”). The agreement provided that Penguins would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Penguins, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by the Company solely from the sale of Whipshots/Whipshotz Products. The payment are subject to a minimum amount in each contract year and a maximum aggregate amount. In connection with this agreement the Company paid $20,000 during 2021, zero in 2022, $38,620 in 2023 and $100,000 in 2024, and the Company has accrued $247,900 to be paid pursuant to this agreement in 2024 and 2025, all of which has been recorded as an indefinite-lived intangible asset.

On September 14, 2021, Whipshots Holdings, LLC (formerly Whipshots, LLC) a Delaware limited liability company (“Whipshots Holdings”), entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Washpoppin”). Pursuant to the Washpoppin License Agreement, Washpoppin licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us. Whipshots Holdings and Washpoppin entered into an amended and restated Washpoppin License Agreement (“A&R Washpoppin License Agreement”), with an effective date of November 27, 2023. As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Washpoppin warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 subject to Washpoppin’s satisfaction of its obligations. During the three and six months ended June 30, 2024, the Company incurred expenses related to this agreement of approximately $412,500 and $825,000, respectively, and during the three and six months ended June 30, 2023, the Company incurred expenses related to this agreement of approximately $275,000 and $550,000, respectively.

Skylar Acquisition

Following the 18-month holdback period from the date of the Skylar Acquisition on December 29, 2022, the Company issued former Skylar shareholders an aggregate amount of 11,573,660 shares of Class A common stock, which satisfied the equity consideration payable of $2,314,732 on the balance sheet as of June 30, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board of Directors. Further, for a period of 36 months beginning in July 2021, STCB will repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three months ended June 30, 2024 and 2023, STCB paid an aggregate of zero and $32,850, respectively, to Mr. Lang and Mr. Goldrod. In the six months ended June 30, 2024 and 2023, STCB paid an aggregate of zero and $65,700, respectively, to Mr. Lang and Mr. Goldrod. As of March 31, 2024, the Company settled final repurchase transfers of 1,862,154 shares in the amount of $328,500. The share repurchases were recorded as treasury stock payable on the balance sheet. The foregoing agreements terminated and are of no longer in force or effect.

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

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000	(1)

(1)	Approximately $1,500,000 was repaid to Mr. Sklar from proceeds under the Gibraltar Loan (see Loan Security Agreement – Related Party below).

The restructuring is accounted for as a debt modification. On May 31, 2024, the Consolidated Secured Promissory Note was amended by that certain Amendment to Consolidated Secure Promissory Note, by and between STCB and Mr. Sklar, dated May 31, 2024 (the “2024 Consolidated Note Amendment” and together with the Consolidated Secured Promissory Note, the “Amended Consolidated Secured Promissory Note”). The 2024 Consolidated Note Amendment, among other things, extended the maturity date to August 31, 2026, provided that to the extent amounts remain due and payable on the maturity date, it will be extended until August 31, 2027.

The Company also issued a February 14, 2022 Note to Sklar in the principal amount of $472,500 that was not included in the note consolidation. On May 10, 2024, the Company and Sklar entered into an amendment to the February 14, 2022 Note to extend the maturity date of the February 14, 2022 Note to December 31, 2024.

The February 14, 2022 Note bore interest at 4% per annum, was unsecured, and was to mature two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share. The February 14, 2022 Note has been repaid in full and the Company has no further obligations under such note.

Loan Security Agreement – Related Party

On May 24, 2024, the Company entered into the Loan and Security Agreement, which allowed the Company to reduce long-term debt and expand its access to working capital (see Note 6). In connection with the Loan and Security Agreement, the Lender required Mr. Sklar to enter into a subordination agreement pursuant to which Mr. Sklar’s rights under (i) the February 14, 2022 Note, as amended and (ii) the Consolidated Secured Promissory Note would be subordinated to the lender’s rights under the Loan and Security Agreement.

In exchange for the subordination of and the maturity extension reflected in the Amended Consolidated Secured Promissory Note, $2,000,000 of the revolving loan available cash under the Loan and Security Agreement was used to repay the February 14, 2022 Note in its entirety and to pay down the interest and a portion of principal balance on the Amended Consolidated Secured Promissory Note. As of June 30, 2024 and December 31, 2023, the outstanding principal due to Mr. Sklar under outstanding notes was $2,472,500 and $4,472,500, respectively. As of June 30, 2024 and December 31, 2023, there was no accrued interest due on these notes.

For the three months ended June 30, 2024 and 2023, the notes to Mr. Sklar incurred interest expense of $91,296 and $97,527, respectively; for the six months ended June 30, 2024 and 2023, the notes to Mr. Sklar incurred interest expense of $200,824 and $177,983, respectively.

Operating Lease – Related Party

On May 1, 2024, the Company entered into the Citrus Lease with a lessor who is a related party (see Note 3 and Note 11 for additional information) for the rental of the second and third floors of a premise containing approximately 3,000 square feet located at 706 N. Citrus Ave, Los Angeles, CA 90038. The lease was classified as an operating lease and has a monthly base rent of $10,000 per month, with a base rent increase of 5% each year. There is an option for the Company to renew for an additional three years with notice given within 90 days before the end of the term.

In accordance with ASC 842 - Leases, the Company recognized an ROU asset and corresponding lease liability for $587,914 on the condensed consolidated balance sheet for long-term office leases, as well as lease expense of $22,674 for the three and six months ended June 30, 2024. See Note 11 – Leases for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Other Related Party Transactions

During the three months ended June 30, 2024 and 2023, the Company recognized revenue from related parties of $941,227 and $2,950,350, respectively; during the six months ended June 30, 2024 and 2023, the Company recognized revenue from related parties of $3,251,423 and $5,737,835, respectively. There were $2,436,681 and $2,742,508 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of June 30, 2024 and December 31, 2023, respectively. All revenues earned in relation to these accounts receivable is from related parties, TSG and Temperance. Sklar serves as the Chairman of Temperance.

During the three months ended June 30, 2024 and 2023, the Company received contributed services at a value of approximately zero and $14,729, respectively; during the six months ended June 30, 2024 and 2023, the Company received contributed services at a value of approximately zero and $35,778, respectively. Such costs have been expensed and recorded as additional paid-in capital in the period the services were provided.

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

The table below summarizes the grants of stock warrants and includes the assumptions used for valuation under the Black-Scholes option pricing model.

	Number of						Expected
	Stock	Stock	Strike	Expected	Interest	Dividend	Term	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	(years)	Value
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0	$4,088,769
11/1/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0	$8,116
11/3/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0	$54,401
3/3/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0	$18,710
6/1/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$61,600
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2024	39,350,000	$0.20	3.37	$36,000

Exercisable, June 30, 2024	23,599,983	$0.20	3.37	$36,000

Outstanding, December 31, 2022	41,085,714	$0.24	4.64	$45,714
Issued	264,286	0.11	5.38	12,571
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(2,000,000)	1.05	-	-
Outstanding, June 30, 2023	39,350,000	$0.20	4.27	$44,000

Exercisable, June 30, 2023	3,015,970	$0.19	4.41	$44,000

The Company granted stock warrants to purchase zero and an aggregate of 150,000 shares of Class A common stock during the three months ended June 30, 2024 and 2023, respectively, with grant date fair values of zero and $14,013, respectively; the Company granted stock warrants to purchase zero and an aggregate of 264,286 shares of Class A common stock during the six months ended June 30, 2024 and 2023, respectively, with grant date fair values of $32,723, respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of June 30, 2024:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.00	250,000	0.25	$1.00	250,000
$0.90	300,000	1.25	$0.90	275,000
$0.19	38,300,000	3.40	$0.19	22,574,983
$0.20	100,000	3.34	$0.20	100,000
$0.01	400,000	3.55	$0.01	400,000

	39,350,000	3.37	$0.20	23,599,983

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $394,418 and $398,723 for the three months ended June 30, 2024 and 2023, respectively; total compensation expense related to the stock warrants was $785,165 and $800,728 for the six months ended June 30, 2024 and 2023, respectively, and was included in compensation expense on the statement of operations. As of June 30, 2024, there was $1,969,779 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of June 30, 2024 is $36,000 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.10, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

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

On May 16, 2024, the Company entered into agreements with three employees and a consultant for services to be performed pursuant to which the Company granted Options under the Company’s Equity Plan to purchase up to an aggregate of 390,000 shares of Class A common stock.

Options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. There were no stock options issued or outstanding for the three and six months ended June 30, 2023.

Date	Number of Stock Options	Stock Price[1]	Strike Price	Expected Volatility	Interest Rate	Dividend Rate	Expected Term (years)[2]	Fair Value
1/1/2024	4,660,000	$0.16	$0.17	134.97%	4.00%	0.00%	4.0	$731,548
05/16/2024	390,000	$0.11	$0.11	135.44%	4.49%	0.00%	4.0	$30,616

[1]	Grant exercise price is based on the prior trading day’s closing price of $0.164 on December 29, 2024 and $0.11 on May 15, 2024.

[2]	Options granted vest over various time periods ranging from two to four years with the majority vesting over a four-year term.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	purchase with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2023	-	$-	-	$-
Issued	5,050,000	0.17	8.99
Exercised	-	-	-	-
Cancelled/Forfeited	(290,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, June 30, 2024	4,760,000	$0.17	9.51	$-

Exercisable, June 30, 2024	733,330	$0.17	9.51	$-

The compensation expense attributed to the issuance of the stock options is recognized as they are vested. Total compensation expense related to the stock options was $22,403 and zero for the three months ended June 30, 2024 and 2023, respectively; total compensation expense related to the stock options was $115,122 and zero for the six months ended June 30, 2024 and 2023, respectively, and was included in compensation expense on the statement of operations. As of June 30, 2024, there was $606,917 in future compensation cost related to non-vested stock options.

The aggregate intrinsic value as of June 30, 2024 is zero for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.10, had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 11 – LEASES

The following table presents net lease cost and other supplemental lease information:

Six Months Ended
June 30, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$22,674
Net lease cost	$22,674

Operating lease – operating cash flows (fixed payments)	$22,674
Operating lease – operating cash flows (liability reduction)	$9,352
Current leases – right of use assets	$575,889
Current liabilities – operating lease liabilities	$60,816
Non-current liabilities – operating lease liabilities	$517,746

Operating lease ROU assets	$575,889
Weighted-average remaining lease term (in years)	5.84
Weighted-average discount rate	10.91%

Six Months Ended
June 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$47,087
Sublease income	(47,087)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$47,087
Operating lease – operating cash flows (liability reduction)	$42,438
Current leases – right of use assets	$21,594
Current liabilities – operating lease liabilities	$19,167
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$21,594
Weighted-average remaining lease term (in years)	0.25
Weighted-average discount rate	2.1%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2024:

Fiscal Year	Operating Leases
Remainder of 2024	60,000
Total future minimum lease payments	796,230
Less: Imputed Interest	(217,668)
Present value of net future minimum lease payments	$578,562

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock Issuances for the Six Months Ended June 30, 2024

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback and $2,446,380 equity consideration payable by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement.

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement and Stockholders’ Agreement, as applicable. After giving effect to the shares issued during the quarter, and changes in the derivative liability at period end, the total share adjustment value as of March 31, 2024 was $20,753,328.

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A common stock held back from the former Soylent shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587; in conjunction with an increase in the fair value of the derivative liability at period end, the total share adjustment value on the balance sheet as of June 30, 2024 was $30,441,480.

Following the 18-month holdback period from the date of the AOS Acquisition, during which the Company had no outstanding claims, effective March 12, 2024, the Company issued the former shareholders of AOS an aggregate of 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

Following the 18-month holdback period from the date of the Skylar Acquisition, effective June 30, 2024, the Company issued former Skylar shareholders an aggregate amount of 11,573,660 shares of Class A common stock, which satisfied an equity consideration payable of $2,314,732 on the balance sheet as of June 30, 2024.

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	June 30, 2024	December 31, 2023
Computer equipment	$159,697	$127,497
Tools and equipment	147,903	147,903
Furniture and equipment	39,202	39,202
Property and equipment, gross	346,802	314,602
Less: Accumulated depreciation	(264,810)	(256,443)
Property and equipment, net	$81,992	$58,159

For the six months ended June 30, 2024 and 2023, the Company incurred $8,366 and $7,942 of depreciation expense, respectively.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	June 30, 2024
	Gross	Accumulated
	Carrying Amount	Amortization	Net
Trade names and trademarks	27,121,520	2,901,694	24,219,826
Customer relationships	6,915,000	1,158,847	5,756,153
Domain names	25,750	11,587	14,163
Intangible Assets	$34,062,270	$4,072,128	$29,990,142

	December 31, 2023
	Gross	Accumulated
	Carrying Amount	Amortization	Net
Trade names and trademarks	26,937,670	1,885,389	25,052,281
Customer relationships	7,049,000	753,914	6,295,086
Domain names	25,750	10,729	15,021
Intangible Assets	$34,012,420	$2,650,032	$31,362,388

For the six months ended June 30, 2024 and 2023, the Company incurred $1,422,096 and $1,321,247 of amortization expense, respectively.

As of June 30, 2024, future expected amortization expense of intangible assets was as follows:

Fiscal period:	June 30, 2024
Remainder of 2024	$1,419,138
2025	2,824,750
2026	2,824,750
2027	2,824,750
2028	2,821,416
Thereafter	17,275,338
Total amortization remaining	$29,990,142

NOTE 15 – INVENTORY

Inventory by major class are as follows:

	June 30, 2024	December 31, 2023
Raw materials	$1,025,115	$1,283,992
Finished goods	12,188,150	9,391,548
Total inventory	$13,213,265	$10,675,540

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that the following subsequent event exists:

On July 12, 2024, in accordance with the Amendment to the Voting Agreement (filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q) and the Company’s Bylaws, the Board of Directors (“Board”) appointed Joe Schimmelpfennig to the Board, bringing the number of Board members to four directors, with three remaining vacancies to be filled by the Board.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON APRIL 3, 2024. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS, AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2024 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

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

For more information and to view our products, you may visit our websites at www.starcobrands.com, www.whipshots.com, www.bingeworthyflavor.com, www.artofsport.com, www.skylar.com and www.soylent.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report.

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

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	June 30,	June 30,
	2024	2023	Change
Revenues	$15,570,741	$17,509,270	$(1,938,529)
Cost of goods sold	9,866,756	10,640,297	(773,541)
Gross profit	5,703,985	6,868,973	(1,164,988)
Operating expenses:
Compensation expense	2,435,948	2,047,972	387,976
Professional fees	1,140,792	1,397,442	(256,650)
Marketing, general and administrative	4,520,678	4,659,607	(138,929)
Fair value share adjustment loss	8,675,565	4,716,617	3,958,948
Total operating expense	16,772,983	12,821,638	3,951,345
Loss from operations	(11,068,998)	(5,952,665)	(5,116,333)
Other expense (income):
Interest expense	208,976	264,201	(55,225)
Other expense (income)	284,559	(266,003)	550,562
Total other expense (income), net	493,535	(1,802)	495,337
Loss before provisions for income taxes	(11,562,533)	(5,950,863)	(5,611,670)
Provision for income taxes	-	-	-
Net loss	(11,562,533)	(5,950,863)	(5,611,670)
Net income attributable to non-controlling interest	(3,051)	67,377	(70,428)
Net loss attributable to Starco Brands	$(11,559,482)	$(6,018,240)	$(5,541,242)

Revenues

For the three months ended June 30, 2024, the Company recorded revenues of $15,570,741 compared to $17,509,270 for the three months ended June 30, 2023, resulting in a decrease of $1,938,529 or 11%. The decrease in the current period was largely driven by a decrease in Whipshots revenue; in the prior year, the Company was loading into new retailers and building a pipeline of new products while in the current period, this activity has tapered off.

Operating Expenses

For the three months ended June 30, 2024, compensation expenses increased $387,976, or 19%, to $2,435,948 from $2,047,972 for the three months ended June 30, 2023; the increase is a result of converting a portion of independent contractors to full-time employees.

For the three months ended June 30, 2024, the Company incurred $1,140,792 in professional fees compared to $1,397,442 in the prior period for a decrease of $256,650, or 18%. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease is primarily due to a decrease in expenses (contractor fees, banking, legal, and audit fees) related to the acquisition of Soylent, Skylar, and AOS in the current period than in the prior year period.

For the three months ended June 30, 2024, the Company incurred $4,520,678 in marketing, general and administrative expense as compared to $4,659,607 for the three months ended June 30, 2023 for a decrease of $138,929 or 3%, which is a nominal amount.

For the three months ended June 30, 2024, the Company incurred a fair value share adjustment loss of $8,675,565; such was due to an increase in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares, increasing from $0.204 per share as of March 31, 2024 to $0.235 per share as of June 30, 2024.

Other Income and Expense

For the three months ended June 30, 2024, we had total other expense of $493,535 compared to total other income of $1,802 for the three months ended June 30, 2023. For the three months ended June 30, 2024, the Company had interest expense and other expense of $208,976 and $284,559, respectively, compared to interest expense and other income of $264,201 and $266,003, respectively, for the three months ended June 30, 2023.

Net Income (Loss)

For the three months ended June 30, 2024, the Company recorded net loss of $11,559,482 as compared to a net loss of $6,018,240 for the three months ended June 30, 2023. The increase in net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders, in addition to increases in expenses from the acquired businesses AOS, Skylar and Soylent.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	June 30,	June 30,
	2024	2023	Change
Revenues	$31,061,422	$28,653,071	$2,408,351
Cost of goods sold	18,343,293	16,080,548	2,262,745
Gross profit	12,718,129	12,572,523	145,606
Operating expenses:
Compensation expense	5,010,676	3,473,589	1,537,087
Professional fees	2,336,910	2,796,744	(459,834)
Marketing, general and administrative	9,836,631	7,991,772	1,844,859
Fair value share adjustment loss	10,597,514	5,895,771	4,701,703
Total operating expense	27,781,731	20,157,876	7,623,855
Loss from operations	(15,063,602)	(7,585,353)	(7,478,249)
Other expense (income):
Interest expense	408,149	361,514	46,635
Other (income)	361,338	(332,874)	694,212
Total other expense, net	769,487	28,640	740,847
Loss before provisions for income taxes	(15,833,089)	(7,613,993)	(8,219,096)
Provision for income taxes	-	-	-
Net loss	(15,833,089)	(7,613,993)	(8,219,096)
Net income attributable to non-controlling interest	189,071	125,793	63,278
Net loss attributable to Starco Brands	$(16,022,160)	$(7,739,786)	$(8,282,374)

Revenues

For the six months ended June 30, 2024, the Company recorded revenues of $31,061,422 compared to $28,653,071 for the six months ended June 30, 2023 for an increase of $2,408,351 or 8%; the increase in the current period was largely due to a full six months of revenue from Soylent in the current period versus only four and a half months of sales from Soylent in the prior period, as the Company acquired Soylent in February 2023.

Operating Expenses

For the six months ended June 30, 2024, compensation expense increased $1,537,087, or 44%, to $5,010,676 from $3,473,589 for the six months ended June 30, 2023; the increase is a result of converting a portion of independent contractors to full-time employees in the current period.

For the six months ended June 30, 2024, the Company incurred $2,336,910 in professional fees compared to $2,796,744 in the prior period for a decrease of $459,834, or 16%. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease in the six months ended June 30, 2024 as compared to the same period in 2023 is primarily due to a decrease in expenses (contractor fees, banking, legal, and audit fees) related to the acquisition of Soylent, Skylar, and AOS in the current period than in the prior year period.

For the six months ended June 30, 2024, the Company incurred $9,836,631 in marketing, general and administrative expense compared to $7,991,772 for the six months ended June 30, 2023 for an increase of $1,844,859, or 23%. The increase can be attributed to the addition of the acquired businesses and an increase in spending on marketing and increased amortization expense.

For the six months ended June 30, 2024, the Company incurred a fair value share adjustment loss of $10,597,514. This was due to an increase in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares, increasing from $0.136 per share as of December 31, 2023 to $0.235 per share as of June 30, 2024.

Other Income and Expense

For the six months ended June 30, 2024, we had total other expense of $769,487 compared to total other expense of $28,640 for the six months ended June 30, 2023. For the six months ended June 30, 2024, the Company had interest expense and other expense of $408,149 and $361,338, respectively, compared to interest expense and other income of $361,514 and $332,874, respectively, for the six months ended June 30, 2023.

Net Income (Loss)

For the six months ended June 30, 2024, the Company recorded a net loss of $16,022,160 compared to a net loss of $7,739,786 for the six months ended June 30, 2023. The increase in net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders, in addition to increases in expenses from the acquired businesses AOS, Skylar and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $80.0 million at June 30, 2024. Our net cash provided by financing activities was $206,614 for the six months ended June 30, 2024, due primarily to proceeds from a revolving loan and note payable of approximately $6,200,000, offset by payments toward lines of credit and notes payable of approximately $5,800,000. This compared to net cash provided by financing activities of $311,438 for the six months ended June 30, 2023, due primarily to proceeds from lines of credit and advances from related parties of approximately $1.8 million, offset by repayments on lines of credit of approximately $1.4 million.

Our net cash provided by operating activities was $124,729 for the six months ended June 30, 2024. Operating expenses for the six months ended June 30, 2024 totaling $27,781,731 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance and loss on share fair value adjustment.

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

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000	(1)

(1)	Approximately $1,500,000 was repaid to Mr. Sklar from proceeds under the Gibraltar Loan (see Loan Security Agreement – Related Party below).

The restructuring is accounted for as a debt modification. On May 31, 2024, the Consolidated Secured Promissory Note was amended by that certain Amendment to Consolidated Secure Promissory Note, by and between STCB and Mr. Sklar, dated May 31, 2024 (the “2024 Consolidated Note Amendment” and together with the Consolidated Secured Promissory Note, the “Amended Consolidated Secured Promissory Note”). The 2024 Consolidated Note Amendment, among other things, extended the maturity date to August 31, 2026, provided that to the extent amounts remain due and payable on the maturity date, it will be extended until August 31, 2027.

The Company also issued a February 14, 2022 Note to Sklar in the principal amount of $472,500 that was not included in the note consolidation. On May 10, 2024, the Company and Sklar entered into an amendment to the February 14, 2022 Note to extend the maturity date of the February 14, 2022 Note to December 31, 2024. The February 14, 2022 Note bore interest at 4% per annum, was unsecured, and was to mature two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share. The February 14, 2022 Note has been repaid in full and the Company has no further obligations under such note.

Additionally, on May 24, 2024, the Company entered into the Loan and Security Agreement, which allowed the Company to reduce long-term debt and expand its access to working capital (see Note 6). In connection with the Loan and Security Agreement, the Lender required Mr. Sklar to enter into a subordination agreement pursuant to which Mr. Sklar’s rights under (i) the February 14, 2022 Note, as amended and (ii) the Consolidated Secured Promissory Note would be subordinated to the lender’s rights under the Loan and Security Agreement.

In exchange for the subordination of and the maturity extension reflected in the Amended Consolidated Secured Promissory Note, $2,000,000 of the revolving loan available cash under the Loan and Security Agreement was used to repay the February 14, 2022 Note in its entirety and to pay down the interest and a portion of principal balance on the Amended Consolidated Secured Promissory Note. As of June 30, 2024 and December 31, 2023, the outstanding principal due to Mr. Sklar under outstanding notes was $2,472,500 and $4,472,500, respectively. As of June 30, 2024 and December 31, 2023, there was no accrued interest due on these notes.

On May 24, 2024, (i) Starco Brands, Inc., a Nevada corporation (“Starco” or the “Company”), (ii) and each of Starco’s subsidiaries, Whipshots Holdings, LLC, a Delaware limited liability company (“Whipshots Holdings”), Whipshots, LLC, a Wyoming limited liability company (“Whipshots”), The AOS Group Inc., a Delaware corporation (“AOS Group”), Skylar Body, LLC, a Delaware limited liability company (“Skylar”), Soylent Nutrition, Inc., a Delaware corporation (“Soylent”; and together with Starco, Whipshots Holdings, Whipshots, AOS Group, Skylar, each individually, a “Borrower” and collectively, the “Borrowers”), and (iii) Gibraltar Business Capital, LLC, a Delaware limited liability company (the “Lender”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), allowing Starco Brands to reduce a portion of its long term debt (including retiring the Soylent Revolver) and expand its access to working capital. Capitalized terms not otherwise defined will have the meanings set forth in the Loan and Security Agreement.

The Loan and Security Agreement provides for a revolving line of credit in the amount not to exceed $12.5 million at any one time, or the Revolving Loan Commitment Amount in return for a first priority security interest in the Collateral. The Revolving Commitment Amount is supplemented by a Permitted Overadvance Amount of $1.5 million. The first $1.5 million in Revolving Loans drawn on this line will be considered permitted overadvances, and the Permitted Overadvance Amount shall be reduced by $125,000 beginning on June 1, 2024, and the first day of each month thereafter. The aggregate principal balance of all Revolving Loans outstanding at any time shall not exceed the Revolving Loan Availability, which is equal to the lesser of the Revolving Loan Commitment Amount or the Borrowing Base Amount; if the aggregate principal balance does exceed the availability, the Company shall immediately make a repayment to eliminate such excess. The Revolving Line matures on May 24, 2026, and such Maturity Date will be automatically extended for one (1) year, subject to the satisfaction of certain terms and conditions described in the Loan and Security Agreement.

Each Revolving Loan advanced under the Revolving Loan Commitment bears interest at a rate per annum equal to One Month Term SOFR plus the Applicable Margin. If a Revolving Loan or any portion thereof is considered a part of the Permitted Overadvance Amount under the Loan and Security Agreement, the Applicable Margin for such loan shall be increased by an additional two percent (2.00%) per annum. Revolving Loans may be repaid at any time and reborrowed up to, but not including the Maturity Date. On the Maturity Date, the outstanding aggregate principal balance of all Revolving Loans shall be due and payable. The interest rate for the revolving loan was 10.08% as of June 30, 2024.

Accrued and unpaid interest on the unpaid principal balance of the Revolving Loans shall be due and payable commencing on June 1, 2024 and on the first date of each calendar month thereafter. All accrued and unpaid interest shall be due and payable on the maturity date.

Subject to the satisfaction of certain terms and conditions described in the Loan and Security Agreement, the Borrowers may request to increase the Revolving Loan Commitment by an aggregate amount not less than $1 million not exceeding $2.5 million. Such request may be accepted by Lender in its sole and absolute discretion.

The Loan and Security Agreement contains customary limitations, including limitations on indebtedness, liens, fundamental changes to business or organizational structure, investments, loans, advances, guarantees, and acquisitions, asset sales, dividends, stock repurchases, stock redemptions, and the redemption, payment or prepayment of other debt, and transactions with affiliates. We are also subject to financial covenants, including a minimum EBITDA covenant and a maximum Unfinanced Capital Expenditures.

The Loan and Security Agreement also contains customary events of default, including nonpayment of principal, interest, fees, or other amounts when due, violation of covenants, breaches of representations or warranties, cross defaults, change of control, insolvency, bankruptcy events, and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. Upon the occurrence of an event of default, the outstanding obligations under the Loan and Security Agreement may be accelerated and become due and payable immediately. As of June 30, 2024, the Company was in compliance with all loan covenants relating to the agreement and the available borrowing amount was approximately $6.9 million.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists related to the Company’s ability to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $80,000,000 at June 30, 2024, which includes the impact of its net losses of $11,068,998 and $15,063,602 for the three and six months ended June 30, 2024, and total debt on the balance sheet of $8,616,764 as of June 30, 2024, with a small portion of the debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $8,616,764 on the balance sheet as of June 30, 2024 includes $2,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include (i) continuing to increase net cash provided by operating activities, which was $124,729 for the six months ended June 30, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

Working Capital Surplus Deficit

	June 30,	December 31,
	2024	2023
Current assets	$27,399,209	$25,235,590
Current liabilities	50,218,735	57,672,403
Working capital deficit	$(22,819,526)	$(32,436,813)

The increase in current assets is primarily due to a decrease in accounts receivable of approximately $0.6 million and an increase in inventory of approximately $2.5 million. The decrease in current liabilities is primarily a result of an increase in accounts payable of approximately $4.0 million, offset by decreases in notes payables, lines of credit and the fair value of share adjustment account of approximately $2.0 million, $3.8 million and $6.5 million, respectively.

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$124,729	$48,995
Net cash (used in) investing activities	(82,049)	(49,508)
Net cash provided by financing activities	206,614	311,438
Increase (decrease) in cash	$249,294	$310,925

Operating Activities

Net cash provided by operating activities was $101,258 for the six months ended June 30, 2024 and was primarily due to the impact of the loss for the six month period, offset by loss on stock payable share adjustment of $10,597,514, an increase in accounts payable and other payables/accrued liabilities of $4,931,205 and a decrease in accounts receivable of $580,189.

Net cash provided by operating activities was $48,995 for the six months ended June 30, 2023 and was primarily due to an increase of accounts payable of $4,951,190, which was partially offset by an increase of inventory of $4,869,563.

Investing Activities

Net cash used in investing activities was $82,049 for the six months ended June 30, 2024 and was due to the purchase of property and equipment and intangibles.

Net cash used in investing activities was $49,508 for the six months ended June 30, 2023 and was primarily due to the purchase of intangibles in the amount of approximately $183,887 and was partially offset by cash received in the acquisition of a business of $134,379.

Financing Activities

For the six months ended June 30, 2024 net cash provided by financing activities was $206,614, which primarily includes payments of approximately $5.8 million on the line of credit and notes payable, which was offset by proceeds of approximately $6.2 million from notes payable and a credit revolver.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgements that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable, and actual results may differ. It is possible that other professionals, applying their own judgement to the same facts and circumstances, could develop and support alternative estimates and assumptions that could result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.

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

No impairment losses related to goodwill were recognized for the six months ended June 30, 2024 and 2023.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the six months ended June 30, 2024 and 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2024, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2024, Hamilton filed an amended version of the Delaware Complaint and alleged additional claims regarding a Share Adjustment (as defined in the Soylent Merger Agreement) in respect to shares of Starco Class A common stock held by the former shareholders of Soylent (the “Former Shareholders”). On February 29, 2024, the Former Shareholders voted to remove Hamilton as the stockholder representative and appointed a new stockholder representative, YL Management LLC (the “Successor Stockholder Representative”). YL Management LLC became the Successor Stockholder Representative effective March 11, 2024. On March 8, 2024, Hamilton’s legal counsel in Delaware filed a Motion to Withdraw as counsel. On March 19, 2024, the Delaware Court of Chancery granted the Motion to Withdraw, and has indicated that it would dismiss the action underlying the Delaware Complaint unless successor counsel and a plaintiff with standing appear by or before April 9, 2024. On April 1, 2024, YL Management LLC filed an entry of appearance with the Delaware Court of Chancery as the new stockholder representative along with new legal counsel and took over the Delaware Complaint. On March 15, 2024, Starco, the Successor Stockholder Representative, and certain of the Former Shareholders accounting for approximately 92.7% of the total shares of Starco Class A common stock held by all Former Shareholders (the “Consenting Stockholders”), entered into a Stockholder Agreement which modifies certain terms of the Soylent Merger Agreement with respect to the Consenting Stockholders, including the Share Adjustment. On May 16, 2024, the Successor Stockholder Representative voluntarily dismissed the Delaware Complaint.

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

Issuer Sale of Securities.

On January 1, 2024, the Company entered into agreements with employees and consultants for services to be performed. As consideration therefore, the Company granted Options to purchase 4,660,000 shares of common stock. The Options expire ten years from the grant date and vest over various time periods ranging from two to four years, with the majority vesting over a four-year term.

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback and $2,446,380 equity consideration payable by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement.

Effective February 14, 2024, the Soylent Share Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement and Stockholders Agreement. After the effect of the shares issued during the quarter and changes in the derivative liability at period end, the total share adjustment value as of March 31, 2024 is $20,753,328.

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A common stock held back from the former Soylent shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587; in conjunction with an increase in the fair value of the derivative liability at period end, the total share adjustment value on the balance sheet as of June 30, 2024 was $30,441,480.

On March 12, 2024, the 18-month holdback period from the date of the AOS Acquisition was completed, the Company had no outstanding claims and issued the former shareholders of AOS an aggregate 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

On May 16, 2024, the Company entered into agreements with three employees and a consultant for services to be performed pursuant to which the Company granted Options under the Company’s Equity Plan to purchase up to an aggregate of 390,000 shares of Class A common stock. The Options expire ten years from the grant date and vest over a four-year term.

Following the 18-month holdback period from the date of the Skylar Acquisition on December 29, 2022, effective June 30, 2024, the Company issued former Skylar shareholders an aggregate amount of 11,573,660 shares of Class A common stock, which satisfied an equity consideration payable of $2,314,732 on the balance sheet as of June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (#)	Amendment to Registration Rights Agreement, dated May 14, 2024, by and among Starco Brands, Inc. and YL Management LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined in the Registration Rights Agreement, by and between Starco Brands, Inc. and Hamilton Start, LLC, dated February 15, 2023).

4.7 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.8 (#)	Amendment to Voting Agreement, dated May 14, 2024, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A to the Voting Agreement, by and between Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 20A

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.10 (*)	Amendment to Consolidated Security Promissory Note, by and between Starco Brands and Ross Sklar, dated May 31, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.11 (*)(+)	Loan and Security Agreement, dated as of May 24, 2024, by and among, Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.12 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.13 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.14 (*) (+)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.15 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

14.1 (*)	Code of Business Conduct and Ethics of Starco Brands, Inc., filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2023.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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
August 14, 2024

