Form 10-Q
period 2024-09-30
Starco Brands, Inc.
filed 2024-11-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 14, 2024, there were 647,431,696 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock” and a new class of common stock was created which was referred to as “Class B common stock”. Throughout this report, any reference to common stock prior to February 9, 2023, shall represent the same number of Class A common stock following February 9, 2023.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,615,676	$1,761,225
Accounts receivable, net of allowance for credit losses of $53,479 and $350,112, respectively	6,482,520	7,034,950
Accounts receivable, related parties	3,106,669	2,625,713
Prepaid expenses and other assets	4,596,553	3,138,162
Inventory	13,169,267	10,675,540
Total Current Assets	28,970,685	25,235,590

Property and equipment, net	267,080	58,159
Operating lease right-of-use asset	557,530	-
Intangibles, net	29,302,030	31,362,388
Goodwill	26,689,391	26,689,391

Total Assets	$85,786,716	$83,345,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,287,287	$9,630,170
Accounts payable, related parties	803,848	168,870
Other payables and accrued liabilities	3,446,654	2,476,186
Accrued interest, related parties	-	5,681
Fair value of Share Adjustment	35,547,015	36,931,330
Treasury stock payable, current	-	65,700
Notes payable, $2,472,500 and $4,472,500 from related parties, respectively	2,609,396	4,559,219
Line of Credit	-	3,835,247
Lease liability, current portion	64,003	-
Total Current Liabilities	57,758,203	57,672,403

Lease liability, net of current portion	500,210	-
Revolving loan, net of discounts	5,470,705	-
Total Liabilities	63,729,118	57,672,403

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.001 par value; 230,000,000 shares authorized; no shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 647,431,696 and 488,926,717 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	647,432	488,926
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	-	-

Additional paid in capital	99,087,928	75,130,223
Treasury stock at cost	(328,500)	(394,200)
Equity consideration payable	-	5,707,261
Accumulated deficit	(86,136,555)	(63,769,469)
Total Starco Brands’ Stockholders’ Equity	13,270,305	17,162,741

Non-controlling interest	8,787,293	8,510,384
Total Stockholders’ Equity	22,057,598	25,673,125

Total Liabilities and Stockholders’ Equity	$85,786,716	$83,345,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$14,006,349	$15,209,504	$41,816,348	$38,124,740

Revenue, related parties	1,480,007	2,463,542	4,731,430	8,201,377

Cost of goods sold	8,131,015	9,178,845	24,563,628	24,348,693

Cost of goods sold, related parties	968,934	752,424	2,879,614	1,663,124

Gross profit	$6,386,407	$7,741,777	$19,104,536	$20,314,300

Operating Expenses:
Compensation expense	$2,185,256	$1,811,832	$7,195,932	$5,285,421
Professional fees	434,698	1,380,680	2,771,608	4,177,424
Marketing, general and administrative	4,236,433	4,955,578	14,073,064	12,947,350
Fair value share adjustment loss (income)	5,105,535	(3,144,411)	15,703,049	2,751,360
Total operating expenses, net	11,961,922	5,003,679	39,743,653	25,161,555

(Loss) income from operations	(5,575,515)	2,738,098	(20,639,117)	(4,847,255)

Other Expense (Income):
Interest expense	303,155	255,775	711,304	617,289
Other expense (income)	378,418	121,072	739,756	(211,802)
Total other expense, net	681,573	376,847	1,451,060	405,487

(Loss) income before provision for income taxes	$(6,257,088)	$2,361,251	$(22,090,177)	$(5,252,742)
Provision for income taxes	-	-	-	-

Net (loss) income	$(6,257,088)	$2,361,251	$(22,090,177)	$(5,252,742)
Net income attributable to non-controlling interest	$87,838	$34,221	$276,909	$160,014

Net (loss) income attributable to Starco Brands	$(6,344,926)	$2,327,030	$(22,367,086)	$(5,412,756)

(Loss) income per share, basic	$(0.01)	$0.00	$(0.04)	$(0.01)
(Loss) income per share, diluted	$(0.01)	$0.00	$(0.04)	$(0.01)

Weighted Average Shares Outstanding - Basic	647,431,696	469,550,215	617,637,335	439,484,590
Weighted Average Shares Outstanding - Diluted	647,431,696	873,264,758	617,637,335	439,484,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Equity Consideration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Interest	Payable	Equity (Deficit)

Balance at December 31, 2022	291,433,430	$291,433	-	$-	$43,332,886	$(394,200)	$(17,578,219)	$93,982	$7,114,513	$32,860,395

Estimated fair value of contributed services and stock-based compensation	81,249	81	-	-	480,718	-	-	-	-	480,799

Issuance of shares from Soylent acquisition	177,954,287	177,955	-	-	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-	-	-	-	2,785,714	2,785,714

Skylar purchase price acquisition adjustments	-	-	-	-	-	-	-	-	(482,380)	(482,380)

Net income	-	-	-	-	-	-	(1,721,546)	58,416	-	(1,663,130)

Balance at March 31, 2023	469,468,966	$469,469	-	$-	$70,328,793	$-	$(19,299,765)	$152,398	$9,417,847	$60,674,542

Estimated fair value of contributed services and stock-based compensation	81,249	81	-	-	538,957	-	-	-	-	539,038

Soylent acquisition measurement period adjustment	-	-	-	-	(38,041)	-	-	-	-	(38,041)

Net income	-	-	-	-	-	-	(6,018,240)	67,377	-	(5,950,863)

Balance at June 30, 2023	469,550,215	$469,550	-	$-	$70,829,709	$(394,200)	$(25,318,005)	$219,775	$9,417,847	$55,224,676

Estimated fair value of contributed services and stock-based compensation	81,249	81	-	-	477,319	-	-	-	-	477,400

Soylent acquisition measurement period adjustment	-	-	-	-	1,463,348	-	-	-	-	1,463,348

Net income	-	-	-	-	-	-	2,327,030	34,221	-	2,361,251

Balance at September 30, 2023	469,631,464	$469,631	-	$-	$72,770,376	$(394,200)	$(22,990,975)	$253,996	$9,417,847	$59,526,675

Balance at December 31, 2023	488,926,717	$488,926	-	$-	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation	-	-	-	-	483,466	-	-	-	-	483,466

Soylent Share Adjustment	133,087,875	133,088	-	-	17,966,863	-	-	-	-	18,099,951

Equity payable related to Soylent acquisition	16,309,203	16,309	-	-	2,430,071	-	-	-	(2,446,380)	-

Equity payable related to AOS acquisition	4,979,731	4,980	-	-	941,169	-	-	-	(946,149)	-

Share repurchase			-	-	-	65,700	-	-	-	65,700

Net loss	-	-	-	-	-	-	(4,462,678)	192,122	-	(4,270,556)

Balance at March 31, 2024	643,303,526	$643,303	-	$-	$96,951,792	$(328,500)	$(68,232,147)	$8,702,506	$2,314,732	$40,051,686

Stock-based compensation	-	-			416,821	-	-	-	-	416,821

Soylent Share Adjustment	(7,445,490)	(7,445)			(1,005,142)	-	-	-	-	(1,012,587)

Equity payable related to Skylar acquisition	11,573,660	11,574			2,303,158	-	-	-	(2,314,732)	-

Net loss	-	-	-	-	-	-	(11,559,482)	(3,051)	-	(11,562,533)

Balance at June 30, 2024	647,431,696	$647,432	-	$-	$98,666,629	$(328,500)	$(79,791,629)	$8,699,455	$0	$27,893,387

Stock-based compensation	-	-	-	-	421,299	-	-	-	-	421,299

Net (loss) income	-	-	-	-	-	-	(6,344,926)	87,838	-	(6,257,088)

Balance at September 30, 2024	647,431,696	$647,432	-	$-	$99,087,928	$(328,500)	$(86,136,555)	$8,787,293	$0	$22,057,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net loss	$(22,090,177)	$(5,252,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services	-	45,450
Stock-based compensation	1,321,586	1,440,175
Depreciation	10,729	12,718
Amortization of intangible assets	2,127,035	1,728,995
Amortization of debt discount	62,736	70,751
Loss on stock payable share adjustment	15,703,049	2,751,360
Changes in operating assets and liabilities:
Accounts receivable	552,430	(2,327,559)
Accounts receivable, related parties	(480,956)	(70,188)
Prepaid expenses and other assets	(1,458,391)	98,634
Inventory	(2,493,727)	(1,630,204)
Operating lease right-of-use asset	(557,530)	61,353
Accounts payable	5,657,117	2,512,173
Accounts payable, related parties	634,978	-
Other payables and accrued liabilities	970,468	335,148
Accrued interest, related parties	(5,681)	(1,279)
Operating lease liability	564,213	(61,605)

Net Cash Provided By/(Used In) Operating Activities	517,879	(286,820)

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	-	68,062
Purchases of intangibles	(66,677)	(233,108)
Purchases of property & equipment	(219,650)	(18,600)

Net Cash Used In Investing Activities	(286,327)	(183,646)

Cash Flows From Financing Activities:
Payments to/receipts from related parties	(2,000,000)	800,000
Proceeds from notes receivable	-	95,640
Proceeds from notes payable	282,317	115,340
Payments to notes payable	(232,140)	(62,002)
Issuance of common stock for business acquisition	-	(177,954)
Proceeds from Line of Credit	-	1,220,000
Payments to Line of Credit	(3,835,247)	(1,356,500)
Proceeds from Revolving Loan	22,875,601	-
Payments for Revolving Loan	(17,467,632)	-
Repurchase of common stock	-	(98,550)

Net Cash (Used In)/Provided By Financing Activities	(377,101)	535,974

Net (Decrease)/ Increase In Cash	(145,549)	65,508

Cash - Beginning of Period	1,761,225	1,480,371

Cash - End of Period	$1,615,676	$1,545,879

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$648,558	$460,029
Income taxes	$-	$-

Noncash investing and financing activities:
Settlement of Soylent share adjustment	$18,099,951	$-
Estimated fair value of shares issued in acquisitions	$-	$28,118,450
Estimated fair value of shares payable to be issued for acquisitions	$-	$39,929,075
Debt discount on notes payable issued with warrants	$-	$18,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (STCB) was incorporated in the State of Nevada on January 26, 2010, under the name Insynergy, Inc. On September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board of Directors (the “Board”) determined the change of STCB’s name was in the best interests of the Company due to changes in its current and anticipated business operations. In July 2017, STCB entered into a licensing agreement with The Starco Group (“TSG”), located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

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

On January 3, 2023, the Board of the Company approved the Amended and Restated Articles of Incorporation of Starco Brands, Inc. (the “Amended and Restated Articles). On January 6, 2023, the stockholders of the Company representing 53.47% of the Company’s outstanding common stock adopted the Amended and Restated Articles. On February 9, 2023, the Company filed the Amended and Restated Articles, which, among other things, (i) increased the authorized shares of common stock, par value $0.001 per share, from 300,000,000 shares (the “Old Common Stock”) to 2,000,000,000 shares, (ii) established two classes of Common Stock, consisting of (y) 1,700,000,000 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), and (z) 300,000,000 shares of Class B common stock, par value $0.001 per share and (iii) reclassified all issued, outstanding or authorized Old Common Stock of the Company into Class A common stock on a one-for-one basis. As a result, following the filing of the Amended and Restated Articles with the Nevada Secretary of State, the Company’s prior “common stock” was renamed Class A common stock on its trading symbol.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists related to the Company’s ability to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $86,100,000 at September 30, 2024, which includes the impact of its net losses of $6,257,088 and $22,090,177  for the three and nine months ended September 30, 2024, and total debt on the balance sheet of $8,080,101 as of September 30, 2024, with a small portion of the debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $8,080,101 on the balance sheet as of September 30, 2024 includes $2,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include (i) continuing to increase net cash provided by operating activities, which was $517,879 for the nine months ended September 30, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

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

Our consolidated subsidiaries at September 30, 2024 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
Account	Previously Recorded Balance		Corrected Balance		Reclassification Made	Previously Recorded Balance	Corrected Balance	Reclassification Made
Statement of Operations
Cost of goods sold	9,364,322	(1)	9,931,269	(1)	(566,947)	24,710,535	26,011,817	(1,301,282)
Marketing, general and administrative	5,522,525		4,955,578		566,947	14,248,632	12,947,350	1,301,282

(1)	Note that the balance referenced is the sum of the cost of goods sold and the cost of goods sold, related parties accounts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2024 or December 31, 2023.

Accounts Receivable

We measure accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. We calculate the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, reasonable and supportable forecasts, and our relationships with, and the economic status of, our partners and customers. The allowance for credit losses is evaluated quarterly, which is $53,479 and $350,112 as of September 30, 2024 and December 31, 2023.

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

The carrying amount of the Company’s condensed consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2024 and December 31, 2023.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of September 30, 2024:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of potential Share Adjustment	$35,547,015	$-	$-	$35,547,015
Total Liabilities	$35,547,015	$-	$-	$35,547,015

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

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the nine months ended September 30, 2024:

Fair Value of Share Adjustment

Balance at December 31, 2023	$36,931,330
Fair Value of Shares Issued	(17,087,364)
Loss on Fair Value of Share Adjustment	15,703,049
Balance at September 30, 2024	$35,547,015

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding warrants have been excluded from the Company’s computation of net loss per share of common stock for the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Nine Months Ended September 30,
	2024	2023
Warrants	39,350,000	39,350,000
Stock options	4,760,000	-
Acquisition Stock Consideration Payable	366,464,075	325,785,637
Total	410,574,075	365,135,637

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the nine months ended September 30, 2024 and 2023, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of September 30, 2024 are approximately $412,500, and are $20,000 for each of the years ending December 31, 2024, 2025, and 2026.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of September 30, 2024. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the nine months ended September 30, 2024 and 2023.

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

No impairment losses related to goodwill were recognized for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023 goodwill was $26,689,391 and $26,689,391, respectively.

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

Balance sheet data are reviewed by the CODM on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The following tables present gross profit by reporting segment:

	Nine Months Ended September 30, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$4,288,376	$7,160,264	$30,367,708	$41,816,348
Gross revenues, related parties	4,731,430	-	-	4,731,430
Cost of revenues	569,540	2,750,835	21,243,253	24,563,628
Cost of revenues, related parties	2,879,614	-	-	2,879,614
Gross profit	$5,570,652	$4,409,429	$9,124,455	$19,104,536

	Nine Months Ended September 30, 2023
	Starco Brands	Skylar	Soylent[1]	Total
Gross revenues	$3,124,878	$7,438,654	$27,561,208	$38,124,740
Gross revenues, related parties	8,201,377	-	-	8,201,377
Cost of revenues	898,223	3,138,661	20,311,809	24,348,693
Cost of revenues, related parties	1,663,124	-	-	1,663,124
Gross profit	$8,764,908	$4,299,993	$7,249,399	$20,314,300

[1]	The Company does not report results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.

NOTE 5 – ACQUISITIONS

Soylent Acquisition

On February 15, 2023, the Company, through its wholly-owned subsidiary Starco Merger Sub I completed the Soylent Acquisition. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients. Through its relationship with TSG and other strong partners, the Company has access to intellectual property that will allow Soylent to vertically integrate manufacturing and expand, positioning Soylent to be the future of nutritional products. The Soylent Acquisition was completed through a cash and stock deal, where the Company paid $200,000 in cash as reimbursement of Soylent’s closing expenses and the Company’s shares were issued at $0.15 per share, which amount was equal to the fair value of the stock on the acquisition date. As consideration for the Soylent Acquisition, the Company reserved an (a) aggregate of up to 165,336,430 restricted shares of Class A common stock to Soylent shareholders, (b) 12,617,857 restricted shares of Class A common to satisfy existing Soylent change in control obligations, (c) up to 18,571,429 additional restricted shares of Class A common stock based on final determination of calculations of Soylent’s working capital, cash at closing, indebtedness at closing and certain unpaid transaction expenses in excess of the amount reimbursed by the Company (the “Opening Balance Holdback”), and (d) an adjustment to the shares of Class A common stock received by the Company Holders (as defined in the agreement) in the event that the trading price for STCB’s Class A common stock price per share on the first anniversary of the closing date (February 14, 2024, or the “Adjustment Date”) is below $0.35 per share of Class A common stock. If, on the Adjustment Date, STCB’s Class A common stock is trading below $0.35 per share of Class A common stock, STCB shall issue additional shares of Class A common stock based on the Closing Merger Consideration (as defined in the Soylent Acquisition merger agreement (the “Soylent Merger Agreement”) after adjustments divided by the trading price (which must be below $0.35 per share for any additional shares to be issued) minus the total share issuance after adjustments (such additional shares, the “Share Adjustment”).

On March 15, 2024, the Company and certain former stockholders of Soylent and current stockholders of the Company’s Class A common stock (the “Consenting Stockholders”), entered into a stockholder agreement (“Stockholder Agreement”) with the Company, which modified the treatment of certain terms of the Soylent Merger Agreement with respect to the Consenting Stockholders. The Stockholder Agreement (i) revises the calculation for the Consenting Stockholders’ respective pro rata share of the Share Adjustment (as defined in the Soylent Merger Agreement) to utilize a customary 30-day moving volume-weighted average price (“VWAP”) in calculating the price per share of the Class A common stock at each adjustment date, and (ii) bifurcates the calculation for Consenting Stockholders’ respective pro rata share of the Share Adjustment into two adjustments, the first adjustment calculable based on the VWAP ending February 14, 2024 (“First Adjustment Date”), and the second adjustment calculable based on the VWAP ending May 15, 2025 (“Second Adjustment Date”). Generally, if the trading price of the Acquiror Common Stock (as defined in the Soylent Merger Agreement) based on the VWAP, is below $0.35 per share on each of February 14, 2024 and May 15, 2025, then, at no additional cost to the Consenting Stockholders, additional shares of Acquiror Common Stock are issuable based on the calculation methodology set forth in the Stockholder Agreement. As of the date of this filing, and including joinders to the Stockholder Agreement signed subsequent to March 15, 2024, the Consenting Stockholders represent approximately 92.7% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Merger Agreement. Certain other former stockholders of Soylent may sign joinders to the Stockholder Agreement following the date of this filing.

The fair value of the rights to receive these shares was estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $36,715,800. At the time of filing the Company’s Form 10-K for the year ended December 31, 2023, the Consenting Shareholders were assumed to represent approximately 85.3% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Merger Agreement. As such, for the former Soylent shareholders (the “Soylent Shareholders”) that were not expected to join the Stockholder Agreement, the fair value of the rights to receive these shares were $0.136 per share on December 31, 2023, or the Company’s stock price as of February 14, 2024, the “Adjustment Date”, or a share adjustment value of $6,101,455. For the assumed Consenting Stockholders, the fair value of the rights to receive these shares was estimated by a third-party valuation firm to be $0.186 per share on December 31, 2023 or an approximate share adjustment value of $30,829,876. Included in the Consenting Stockholders approximate share adjustment value of $30,829,876 as of the same date, were the fair value rights to receive shares on the First Adjustment Date in the Stockholder Agreement of $15,506,101, or $0.16 per share, the VWAP of the Company’s stock price as of February 14, 2024.

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement and Stockholder Agreement, as applicable. The total share adjustment value as of March 31, 2024 was $20,753,328. The settlement amount of $18,099,951 included an adjustment for additional shareholders that agreed to amend their Stockholders Agreement subsequent to the filing of the December 31, 2023 financials. As a result of the additional signers, approximately 7.0 million fewer shares were issued by the Company than were expected as of the filing date of the Form 10-K for the year ended December 31, 2023.

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A common stock held back from the Soylent Shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587; in conjunction with an increase in the fair value of the derivative liability at period end, the total share adjustment value on the balance sheet as of June 30, 2024 was $30,441,480. The Company recorded an additional increase in the fair value of the derivative liability for the period ended September 30, 2024 to arrive at a total share adjustment value on the balance sheet of $35,547,015.

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

Sklyar Acquisition

On December 29, 2022, STCB, through its wholly-owned subsidiaries First Merger Sub and Second Merger Sub, completed the “Skylar Acquisition.” In a two-step process, during the First Merger, First Merger Sub merged with and into Skylar Inc. and as part of the same overall transaction, during the Second Merger, Skylar Inc. merged with and into Second Merger Sub to result in Skylar as the surviving entity. Skylar is a wholly-owned subsidiary of STCB. On December 31, 2023, 19,286,162 shares were issued to the former shareholders of Skylar (the “Skylar Shareholders”) as Skylar reached all earnout sales metrics outlined in the merger agreement (the “Skylar Merger Agreement”).

Following the 18-month holdback period from the date of the Skylar Acquisition on December 29, 2022, the Company issued Skylar Shareholders an aggregate amount of 11,573,660 shares of Class A common stock, for which it recorded an equity consideration payable on the balance sheet, which totaled $2,314,732 as of June 30, 2024. Effective June 30, 2024, the Company settled the equity payable by issuing 11,573,660 shares of Class A common stock to the Skylar Shareholders.

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors and officers insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of September 30, 2024, the remaining balance of these loans was $136,896. For the three months ended September 30, 2024 and 2023, these insurance loans incurred approximately $982 and $0, respectively, of interest expense, and for the nine months ended September 30, 2024 and 2023, these insurance loans incurred approximately $5,754 and $1,057, respectively, of interest expense.

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

The Soylent Revolver matured on February 10, 2024 and was in default under the loan documents for failing to pay off the balance at maturity. The Company entered into an agreement with the bank to forbear the bank’s rights to exercise its rights and remedies under the loan documents until June 10, 2024, for a forbearance fee of $57,590 and payment of accrued interest of $10,009.

During April and May 2024, the Company made two principal payments totaling $3,063,995 to pay off the loan and as of June 30, 2024, the outstanding balance on the Soylent Revolver and the related accrued interest account are closed and are zero. During 2024, the Soylent Revolver incurred $125,578 of interest expense.

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

Each Revolving Loan advanced under the Revolving Loan Commitment bears interest at a rate per annum equal to One Month Term SOFR plus the Applicable Margin. If a Revolving Loan or any portion thereof is considered a part of the Permitted Overadvance Amount under the Loan and Security Agreement, the Applicable Margin for such loan shall be increased by an additional two percent (2.00%) per annum. Revolving Loans may be repaid at any time and reborrowed up to, but not including the Maturity Date. On the Maturity Date, the outstanding aggregate principal balance of all Revolving Loans shall be due and payable. The interest rate for the revolving loan was 10.00% as of September 30, 2024.

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

The Loan and Security Agreement also contains customary events of default, including nonpayment of principal, interest, fees, or other amounts when due, violation of covenants, breaches of representations or warranties, cross defaults, change of control, insolvency, bankruptcy events, and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. Upon the occurrence of an event of default, the outstanding obligations under the Loan and Security Agreement may be accelerated and become due and payable immediately. As of September 30, 2024, the Company was in compliance with all loan covenants relating to the agreement and the available borrowing amount was approximately $5.8 million.

CEO Notes

See Note 8 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7– COMMITMENTS & CONTINGENCIES

Whipshots

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”) entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Penguins”). The agreement provided that Penguins would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Penguins, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by the Company solely from the sale of Whipshots/Whipshotz Products. The payment are subject to a minimum amount in each contract year and a maximum aggregate amount. In connection with this agreement the Company paid $20,000 during 2021, zero in 2022, $38,620 in 2023 and $135,000 in 2024, and the Company has accrued $229,725 to be paid pursuant to this agreement in 2024 and 2025, all of which has been recorded as an indefinite-lived intangible asset.

On September 14, 2021, Whipshots Holdings, LLC (formerly Whipshots, LLC) a Delaware limited liability company (“Whipshots Holdings”), entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Washpoppin”). Pursuant to the Washpoppin License Agreement, Washpoppin licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us. Whipshots Holdings and Washpoppin entered into an amended and restated Washpoppin License Agreement (“A&R Washpoppin License Agreement”), with an effective date of November 27, 2023. As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Washpoppin warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 subject to Washpoppin’s satisfaction of its obligations. During the three and nine months ended September 30, 2024, the Company incurred expenses related to this agreement of approximately $412,500 and $1,237,500, respectively, and during the three and nine months ended September 30, 2023, the Company incurred expenses related to this agreement of approximately $275,000 and $825,000, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced STCB $289,821 to pay for general operating expenses. The advance required a monthly interest payment of $2,545 and was due on demand. In June 2021, Mr. Lang and Mr. Goldrod executed agreements with STCB whereby the advance from Mr. Lang and all other amounts owed to each were repaid and both Mr. Lang and Mr. Goldrod resigned from the Board. Further, for a period of 36 months beginning in July 2021, STCB agreed to repurchase an aggregate of $10,950 worth of shares each month from Mr. Lang and Mr. Goldrod, with the share price for each purchase to be set according to the volume weighted average trading price of the common stock over the last 10 days of the month. In the three months ended September 30, 2024 and 2023, STCB paid an aggregate of zero and $32,850, respectively, to Mr. Lang and Mr. Goldrod. In the nine months ended September 30, 2024 and 2023, STCB paid an aggregate of zero and $65,700, respectively, to Mr. Lang and Mr. Goldrod. As of March 31, 2024, the Company settled final repurchase transfers of 1,862,154 shares in the amount of $328,500. The share repurchases were recorded as treasury stock payable on the balance sheet. The foregoing agreements have been terminated and are no longer in force or effect.

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

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000	(1)

(1)	Note that $1,527,500 of this total was repaid to Mr. Sklar from proceeds under the Gibraltar Loan (see Loan Security Agreement – Related Party below).

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

The February 14, 2022 Note bore interest at 4% per annum, was unsecured, and was to mature two years from the original date of issuance. This note may also convert into shares of Company common stock at the 10-day volume weighted average trading price of the Company common stock for the 10-day period prior to the issuance of the Note, which was calculated as $0.29 per share. The February 14, 2022 Note was repaid in full from proceeds under the Gibraltar Loan and the Company has no further obligations under such note.

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

In exchange for the subordination of and the maturity extension reflected in the Amended Consolidated Secured Promissory Note, $2,000,000 of the revolving loan available cash under the Loan and Security Agreement was used to repay the February 14, 2022 Note in its entirety and to pay down the interest and a portion of principal balance on the Amended Consolidated Secured Promissory Note. As of September 30, 2024 and December 31, 2023, the outstanding principal due to Mr. Sklar under outstanding notes was $2,472,500 and $4,472,500, respectively. As of September 30, 2024 and December 31, 2023, there was no accrued interest due on these notes.

For the three months ended September 30, 2024 and 2023, the outstanding notes held by Mr. Sklar incurred interest expense of $65,437 and $105,105, respectively; for the nine months ended September 30, 2024 and 2023, the outstanding notes held by Mr. Sklar incurred interest expense of $266,261 and $283,088, respectively.

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

In accordance with ASC 842 - Leases, the Company recognized an ROU asset and corresponding lease liability for $587,914 on the condensed consolidated balance sheet for long-term office leases, as well as lease expense of $34,010 and $56,683 for the three and nine months ended September 30, 2024, respectively. See Note 11 – Leases for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Other Related Party Transactions

During the three months ended September 30, 2024 and 2023, the Company recognized revenue from related parties of $1,480,007 and $2,463,542, respectively; during the nine months ended September 30, 2024 and 2023, the Company recognized revenue from related parties of $4,731,430 and $8,201,377, respectively. There were $3,106,669 and $2,625,713 of accounts receivable and accrued accounts receivable from TSG and Temperance Distilling Company (“Temperance”) as of September 30, 2024 and December 31, 2023, respectively. All revenues earned in relation to these accounts receivable is from related parties, TSG and Temperance. Sklar serves as the Chairman of Temperance.

During the three months ended September 30, 2024 and 2023, the Company received contributed services at a value of approximately zero and $6,672, respectively; during the nine months ended September 30, 2024 and 2023, the Company received contributed services at a value of approximately zero and $45,450, respectively. Such costs have been expensed and recorded as additional paid-in capital in the period the services were provided.

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

The table below summarizes the grants of stock warrants and includes the assumptions used for valuation under the Black-Scholes option pricing model.

	Number of						Expected
	Stock	Stock	Strike	Expected	Interest	Dividend	Term	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	(years)	Value
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0	$4,088,769
11/1/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0	$8,116
11/3/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0	$54,401
3/3/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0	$18,710
6/1/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$50,800
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2024	39,350,000	$0.20	3.12	$31,040

Exercisable, September 30, 2024	26,656,923	$0.20	3.11	$31,040

Outstanding, December 31, 2022	41,085,714	$0.24	4.64	$45,714
Issued	264,286	0.11	5.13	14,857
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(2,000,000)	1.05	-	-
Outstanding, September 30, 2023	39,350,000	$0.20	4.12	$52,000

Exercisable, September 30, 2023	14,316,664	$0.20	4.12	$52,000

The Company granted stock warrants to purchase zero and an aggregate of 150,000 shares of Class A common stock during the three months ended September 30, 2024 and 2023, respectively, with grant date fair values of zero and $14,013, respectively; the Company granted stock warrants to purchase zero and an aggregate of 264,286 shares of Class A common stock during the nine months ended September 30, 2024 and 2023, respectively, with grant date fair values of $32,723, respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of September 30, 2024:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$1.00	250,000	0.00	$1.00	250,000
$0.90	300,000	1.00	$0.90	300,000
$0.19	38,300,000	3.15	$0.19	25,606,923
$0.20	100,000	3.09	$0.20	100,000
$0.01	400,000	3.30	$0.01	400,000

	39,350,000	3.12	$0.20	26,656,923

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $390,006 and $396,151 for the three months ended September 30, 2024 and 2023, respectively; total compensation expense related to the stock warrants was $1,175,171 and $1,196,430 for the nine months ended September 30, 2024 and 2023, respectively, and was included in compensation expense on the statement of operations. As of September 30, 2024, there was $1,579,773 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of September 30, 2024 is $31,040 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.09, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

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

Options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. There were no stock options issued or outstanding for the three and nine months ended September 30, 2023.

Date	Number of Stock Options	Stock Price[1]	Strike Price	Expected Volatility	Interest Rate	Dividend Rate	Expected Term (years)[2]	Fair Value
1/1/2024	4,660,000	$0.16	$0.17	134.97%	4.00%	0.00%	4.0	$731,548
05/16/2024	390,000	$0.11	$0.11	135.44%	4.49%	0.00%	4.0	$30,616

[1]	Grant exercise price is based on the prior trading day’s closing price of $0.164 on December 29, 2024 and $0.11 on May 15, 2024.

[2]	Options granted vest over various time periods ranging from two to four years with the majority vesting over a four-year term.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	purchase with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2023	-	$-	-	$-
Issued	5,050,000	0.17	8.75
Exercised	-	-	-	-
Cancelled/Forfeited	(290,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, September 30, 2024	4,760,000	$0.17	9.26	$-

Exercisable, September 30, 2024	876,036	$0.17	9.26	$-

The compensation expense attributed to the issuance of the stock options is recognized as they are vested. Total compensation expense related to the stock options was $31,293 and zero for the three months ended September 30, 2024 and 2023, respectively; total compensation expense related to the stock options was $146,415 and zero for the nine months ended September 30, 2024 and 2023, respectively, and was included in compensation expense on the statement of operations. As of September 30, 2024, there was $584,515 in future compensation cost related to non-vested stock options.

The aggregate intrinsic value as of September 30, 2024 is zero for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.09, had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 11 – LEASES

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended
September 30, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$56,683
Net lease cost	$56,683

Operating lease – operating cash flows (fixed payments)	$56,683
Operating lease – operating cash flows (liability reduction)	$23,702
Current leases – right of use assets	$557,530
Current liabilities – operating lease liabilities	$64,003
Non-current liabilities – operating lease liabilities	$500,210

Operating lease ROU assets	$557,530
Weighted-average remaining lease term (in years)	5.58
Weighted-average discount rate(1)	10.91%

(1)	Note that rate is based on an average of One Month Term SOFR and the Prime Rate, plus applicable margins.

Nine Months Ended
September 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$66,864
Short term lease cost	-
Sublease income	(66,864)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$66,864
Operating lease – operating cash flows (liability reduction)	$61,605
Current leases – right of use assets	$-
Current liabilities – operating lease liabilities	$-
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$-
Weighted-average remaining lease term (in years)	-
Weighted-average discount rate	2.1%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2024:

Fiscal Year	Operating Leases
Remainder of 2024	30,000
2025	124,000
2026	130,200
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	766,230
Less: Imputed Interest	(202,017)
Present value of net future minimum lease payments	$564,213

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock Issuances for the Nine Months Ended September 30, 2024

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

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A common stock held back from the Soylent Shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587; in conjunction with an increase in the fair value of the derivative liability at period end, the total share adjustment value on the balance sheet as of September 30, 2024 was $30,441,480.

Following the 18-month holdback period from the date of the AOS Acquisition, during which the Company had no outstanding claims, effective March 12, 2024, the Company issued the former shareholders of AOS an aggregate of 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

Following the 18-month holdback period from the date of the Skylar Acquisition, during the second quarter of 2024, the Company issued the Skylar Shareholders an aggregate amount of 11,573,660 shares of Class A common stock, which satisfied an equity consideration payable of $2,314,732 on the balance sheet as of the issuance date.

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30, 2024	December 31, 2023
Computer equipment	$144,045	$127,497
Tools and equipment	147,903	147,903
Furniture and equipment	39,202	39,202
CIP	203,102	-
Property and equipment, gross	534,252	314,602
Less: Accumulated depreciation	(267,172)	(256,443)
Property and equipment, net	$267,080	$58,159

For the three and nine months ended September 30, 2024, the Company incurred $2,362 and $10,729 of depreciation expense, respectively, and for the three and nine months ended September 30, 2023, the Company incurred $4,776 and $12,718 of depreciation expense, respectively.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	September 30, 2024
	Gross	Accumulated
	Carrying Amount	Amortization	Net
Trade names and trademarks	27,138,345	3,403,735	23,734,610
Customer relationships	6,915,000	1,361,313	5,553,687
Domain names	25,750	12,017	13,733
Intangible Assets	$34,079,095	$4,777,065	$29,302,030

	December 31, 2023
	Gross	Accumulated
	Carrying Amount	Amortization	Net
Trade names and trademarks	26,937,670	1,885,389	25,052,281
Customer relationships	7,049,000	753,914	6,295,086
Domain names	25,750	10,729	15,021
Intangible Assets	$34,012,420	$2,650,032	$31,362,388

For the three and nine months ended September 30, 2024, the Company incurred $704,937 and $2,127,035 of amortization expense, respectively, and for the three and nine months ended September 30, 2023, the Company incurred $1,010,139 and $1,728,995 of amortization expense, respectively.

As of September 30, 2024, future expected amortization expense of intangible assets was as follows:

Fiscal period:	September 30, 2024
Remainder of 2024	$731,026
2025	2,824,750
2026	2,824,750
2027	2,824,750
2028	2,821,416
Thereafter	17,275,338
Total amortization remaining	$29,302,030

NOTE 15 – INVENTORY

Inventory by major class are as follows:

	September 30, 2024	December 31, 2023
Raw materials	$1,783,994	$1,283,992
Finished goods	11,385,273	9,391,548
Total inventory	$13,169,267	$10,675,540

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no subsequent events exist.

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

Executive Overview

In July 2017, our Board entered into a licensing agreement with TSG to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar and online retailers. We are a company whose mission is to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with TSG provided STCB with certain products on an exclusive and royalty-free basis and other products on a non-exclusive and royalty basis, in the categories of food, household cleaning, air care, spirits and personal care.

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

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

	September 30,	September 30,
	2024	2023	Change
Revenues	$14,006,349	$15,209,504	$(1,203,155)
Revenues, related parties	1,480,007	2,463,542	(983,535)
Cost of goods sold	8,131,015	9,178,845	(1,047,830)
Cost of goods sold, related parties	968,934	752,424	216,510
Gross profit	6,386,407	7,741,777	(1,355,370)
Operating expenses:
Compensation expense	2,185,256	1,811,832	373,424
Professional fees	434,698	1,380,680	(945,982)
Marketing, general and administrative	4,236,433	4,955,578	(719,145)
Fair value share adjustment loss	5,105,535	(3,144,411)	8,249,946
Total operating expense	11,961,922	5,003,679	6,958,243
(Loss) income from operations	(5,575,515)	2,738,098	(8,313,613)
Other expense:
Interest expense	303,155	255,775	47,380
Other expense	378,418	121,072	257,346
Total other expense, net	681,573	376,847	304,726
(Loss) income before provisions for income taxes	(6,257,088)	2,361,251	(8,618,339)
Provision for income taxes	-	-	-
Net (loss) income	(6,257,088)	2,361,251	(8,618,339)
Net income attributable to non-controlling interest	87,838	34,221	53,617
Net (loss) income attributable to Starco Brands	$(6,344,926)	$2,327,030	$(8,671,956)

Revenues

For the three months ended September 30, 2024, the Company recorded revenues of $14,006,349 compared to $15,209,504 for the three months ended September 30, 2023, resulting in a decrease of $1,203,155 or 8%. The decrease in the current period was primarily due to a decrease in Soylent revenue driven by a product category realignment at a major retail customer. This reduction was partially offset by increases in sales for Winona and Art of Sport

Revenues, related parties

For the three months ended September 30, 2024, the Company recorded related party revenues of $1,480,007 compared to $2,463,542 for the three months ended September 30, 2023, resulting in a decrease of $983,535 or 40%. The decrease in the current period was largely driven by lower Whipshots sales due to industry destocking and lower levels of new retailer loading.

Operating Expenses

For the three months ended September 30, 2024, compensation expenses increased $373,424, or 21%, to $2,185,256 from $1,811,832 for the three months ended September 30, 2023; the increase is a result of converting a portion of independent contractors to full-time employees.

For the three months ended September 30, 2024, the Company incurred $434,698 in professional fees compared to $1,380,680 for the three months ended September 30, 2024, for a decrease of $945,982, or 69%. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease is primarily due to reduced legal and audit-related expenses in the current year period compared to expenses related to the acquisitions of Soylent, Skylar, and AOS in the prior year period.

For the three months ended September 30, 2024, the Company incurred $4,236,433 in marketing, general and administrative expense as compared to $4,955,578 for the three months ended September 30, 2023, for a decrease of $719,145 or 15%, which was largely driven by reduced marketing spend and a focus on operational efficiencies.

For the three months ended September 30, 2024, the Company incurred a fair value share adjustment loss of $5,105,535; such was due to an increase in the fair value of the Soylent Shareholders’ rights to potentially receive additional Starco shares, increasing from $0.235 per share as of June 30, 2024 to $0.253 per share as of September 30, 2024.

Other Income and Expense

For the three months ended September 30, 2024, we had total other expense, of $681,573 compared to total other expense, net of $376,847 for the three months ended September 30, 2023. For the three months ended September 30, 2024, the Company had interest expense and other expense of $303,155 and $378,418, respectively, compared to interest expense and other expense of $255,775 and $121,072, respectively, for the three months ended September 30, 2023.

Net (Loss) Income

For the three months ended September 30, 2024, the Company recorded a net loss of $6,257,088 as compared to net income of $2,361,251 for the three months ended September 30, 2023. The increase in net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders, in addition to increases in expenses from the acquired businesses AOS, Skylar and Soylent.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

	September 30,	September 30,
	2024	2023	Change
Revenues	$41,816,348	$38,124,740	$3,691,608
Revenues, related parties	4,731,430	8,201,377	(3,469,947)
Cost of goods sold	24,563,628	24,348,693	214,935
Cost of goods sold, related parties	2,879,614	1,663,124	1,216,490
Gross profit	19,104,536	20,314,300	(1,209,764)
Operating expenses:
Compensation expense	7,195,932	5,285,421	1,910,511
Professional fees	2,771,608	4,177,424	(1,405,816)
Marketing, general and administrative	14,073,064	12,947,350	1,125,714
Fair value share adjustment loss	15,703,049	2,751,360	12,951,689
Total operating expense	39,743,653	25,161,555	14,582,098
Loss from operations	(20,639,117)	(4,847,255)	(15,791,862)
Other expense (income):
Interest expense	711,304	617,289	94,015
Other expense (income)	739,756	(211,802)	951,558
Total other expense, net	1,451,060	405,487	1,045,573
Loss before provisions for income taxes	(22,090,177)	(5,252,742)	(16,837,435)
Provision for income taxes	-	-	-
Net loss	(22,090,177)	(5,252,742)	(16,837,435)
Net income attributable to non-controlling interest	276,909	160,014	116,895
Net loss attributable to Starco Brands	$(22,367,086)	$(5,412,756)	$(16,954,330)

Revenues

For the nine months ended September 30, 2024, the Company recorded revenues of $41,816,348 compared to $38,124,740 for the nine months ended September 30, 2023 for an increase of $3,691,608 or 10%; the increase in the current period was largely due to recognition of a full nine months of revenue from Soylent in the current period versus only seven and a half months of sales from Soylent in the prior period, as the Company acquired Soylent in February 2023. This increase in Soylent revenue was augmented by growth in sales of Winona.

Revenues, related parties

For the nine months ended September 30, 2024, the Company recorded related party revenues of $4,731,430 compared to $8,201,377 for the nine months ended September 30, 2023, resulting in a decrease of $3,469,947 or 42%. The decrease in the current period was largely driven by reduced sales of Whipshots.

Operating Expenses

For the nine months ended September 30, 2024, compensation expense increased $1,910,511, or 36%, to $7,195,932 from $5,285,421 for the nine months ended September 30, 2023; the increase is a result of converting a portion of independent contractors to full-time employees in the current period.

For the nine months ended September 30, 2024, the Company incurred $2,771,608 in professional fees compared to $4,177,424 in the prior period for a decrease of $1,405,816, or 34%. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease in the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily due to a decrease in expenses (contractor fees, legal, and audit fees) in the current year period compared to expenses related to the acquisitions of Soylent, Skylar, and AOS in the prior year period.

For the nine months ended September 30, 2024, the Company incurred $14,073,064 in marketing, general and administrative expense compared to $12,947,530 for the nine months ended September 30, 2023 for an increase of $1,125,714, or 9%. The increase can be attributed to the addition of the acquired businesses and an increase in spending on marketing and increased amortization expense.

For the nine months ended September 30, 2024, the Company incurred a fair value share adjustment loss of $15,703,049. This was due to an increase in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares, increasing from $0.136 per share as of December 31, 2023 to $0.253 per share as of September 30, 2024.

Other Income and Expense

For the nine months ended September 30, 2024, we had total other expense, net of $1,451,060 compared to total other expense, net of $405,487 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the Company had interest expense and other expense of $711,304 and $739,756, respectively, compared to interest expense and other income of $617,289 and $211,802, respectively, for the nine months ended September 30, 2023.

Net Income (Loss)

For the nine months ended September 30, 2024, the Company recorded a net loss of $22,090,177 compared to a net loss of $5,252,742 for the nine months ended September 30, 2023. The increase in net loss is primarily due to a loss on the change in fair value of the stock payable for shares due to Soylent Stockholders, in addition to increases in expenses from the acquired businesses AOS, Skylar and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $86.1 million at September 30, 2024. Our net cash used in financing activities was $377,101 for the nine months ended September 30, 2024, due primarily to payments toward i) lines of credit, ii) a revolving loan, iii) notes payable and iv) loans from related parties of approximately $23.5 million, offset by proceeds from a revolving loan and a note payable of approximately $23.2 million. This compared to $535,974 in cash provided by financing activities for the nine months ended September 30, 2023, due primarily to approximately $0.8 million of loan advances from Ross Sklar, which was partially offset by net payments on the line of credit and repurchases of common stock totaling approximately $250,000.

Our net cash provided by operating activities was $517,879 for the nine months ended September 30, 2024. Operating expenses for the nine months ended September 30, 2024 totaling $39,743,653 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance and loss on share fair value adjustment.

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

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	12/31/2024	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	12/31/2024	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	12/31/2024	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	12/31/2024	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	12/31/2024	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	12/31/2024	Prime + 2%
	$4,000,000	(1)

(1)	Note that $1,527,500 of this total was repaid to Mr. Sklar from proceeds under the Gibraltar Loan.

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

In exchange for the subordination of and the maturity extension reflected in the Amended Consolidated Secured Promissory Note, $2,000,000 of the revolving loan available cash under the Loan and Security Agreement was used to repay the February 14, 2022 Note in its entirety and to pay down the interest and a portion of principal balance on the Amended Consolidated Secured Promissory Note. As of September 30, 2024 and December 31, 2023, the outstanding principal due to Mr. Sklar under outstanding notes was $2,472,500 and $4,472,500, respectively. As of September 30, 2024 and December 31, 2023, there was no accrued interest due on these notes.

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

Each Revolving Loan advanced under the Revolving Loan Commitment bears interest at a rate per annum equal to One Month Term SOFR plus the Applicable Margin. If a Revolving Loan or any portion thereof is considered a part of the Permitted Overadvance Amount under the Loan and Security Agreement, the Applicable Margin for such loan shall be increased by an additional two percent (2.00%) per annum. Revolving Loans may be repaid at any time and reborrowed up to, but not including the Maturity Date. On the Maturity Date, the outstanding aggregate principal balance of all Revolving Loans shall be due and payable. The interest rate for the revolving loan was 10.00% as of September 30, 2024.

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

The Loan and Security Agreement also contains customary events of default, including nonpayment of principal, interest, fees, or other amounts when due, violation of covenants, breaches of representations or warranties, cross defaults, change of control, insolvency, bankruptcy events, and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. Upon the occurrence of an event of default, the outstanding obligations under the Loan and Security Agreement may be accelerated and become due and payable immediately. As of September 30, 2024, the Company was in compliance with all loan covenants relating to the agreement and the available borrowing amount was approximately $5.8 million.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists related to the Company’s ability to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $86,100,000 at September 30, 2024, which includes the impact of its net losses of $6,527,088 and $22,090,177 for the three and nine months ended September 30, 2024, and total debt on the balance sheet of $8,808,010 as of September 30, 2024, with a small portion of the debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $8,080,010 on the balance sheet as of September 30, 2024 includes $2,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 8). Management plans include (i) continuing to increase net cash provided by operating activities, which was $517,879 for the nine months ended September 30, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

Working Capital Surplus Deficit

	September 30,	December 31,
	2024	2023
Current assets	$28,970,685	$25,235,590
Current liabilities	57,758,203	57,672,403
Working capital deficit	$(28,787,518)	$(32,436,813)

The increase in current assets is primarily due to increases in prepaid expenses and other current assets and inventory of approximately $1.5 million and $2.5 million, respectively, offset by a decrease in accounts receivable of approximately $0.6 million. Current liabilities stayed relatively constant, which is primarily a result of an increase in accounts payable and other payables and accrued liabilities of approximately $5.7 million and $1.0 million, respectively, offset by decreases in notes payables, lines of credit and the fair value of share adjustment account of approximately $2.0 million, $3.8 million and $1.4 million, respectively.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$517,879	$(286,820)
Net cash (used in) investing activities	(286,327)	(183,646)
Net cash (used in) provided by financing activities	(377,101)	535,974
(Decrease) increase in cash	$(145,549)	$65,508

Operating Activities

Net cash provided by operating activities was $517,879 for the nine months ended September 30, 2024 and was primarily due to the impact of the loss for the nine month period and an increase in prepaid expenses and other assets of $1,458,391, offset by loss on stock payable share adjustment of $15,703,049 and an increase in accounts payable, accounts payable-related parties and other payables/accrued liabilities of $7,262,562.

Net cash used in operating activities was $286,820 for the nine months ended September 30, 2023 and was primarily due to an increase in accounts receivable of $2,397,559 and inventory of $1,575,691, which was partially offset by an increase in of accounts payable of $2,512,173 and other accrued liabilities of 327,648.

Investing Activities

Net cash used in investing activities was $286,327 for the nine months ended September 30, 2024 and was due to the purchase of property and equipment and intangibles.

Net cash used in investing activities was $183,646 for the nine months ended September 30, 2023 and was primarily due to the purchase of intangibles in the amount of approximately $233,108 and was partially offset by cash received in the acquisition of a business of $68,062.

Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was $377,101, which primarily includes payments toward (i) lines of credit, (ii) a revolving loan, (iii) notes payable and iv) loans from related parties of approximately $23.5 million, offset by proceeds from a revolving loan and a note payable of approximately $23.2 million.

For the nine months ended September 30, 2023, net cash provided by financing activities was $535,974, which primarily includes $800,000 of loan advances from Ross Sklar, which was partially offset by net payments on the line of credit of $136,500 and $98,550 of repurchases of common stock.

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

No impairment losses related to goodwill were recognized for the nine months ended September 30, 2024 and 2023.

Recoverability of Long-Lived Assets

We review intangible assets, property, equipment and software with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost and discount rates. There were no impairment losses related to long-lived assets for the nine months ended September 30, 2024 and 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2024, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (*)	Amendment to Registration Rights Agreement, dated May 14, 2024, by and among Starco Brands, Inc. and YL Management LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined in the Registration Rights Agreement, by and between Starco Brands, Inc. and Hamilton Start, LLC, dated February 15, 2023), filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

4.7 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.8 (*)	Amendment to Voting Agreement, dated May 14, 2024, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A to the Voting Agreement, by and between Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2023.

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.10 (*)	Consolidated Secured Promissory Note of Starco Brands, Inc., issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.11 (*)	Amendment to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated May 31, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.12 (*)(+)	Loan and Security Agreement, dated as of May 24, 2024, by and among, Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.13 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.14 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.15 (*) (+)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.16 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

14.1 (*)	Code of Business Conduct and Ethics of Starco Brands, Inc., filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2023.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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
Ross Sklar
Interim Chief Financial Officer and duly authorized officer
(Principal Financial and Accounting Officer)
November 14, 2024

