Form 10-K
period 2024-12-31
Starco Brands, Inc.
filed 2025-04-18
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO__________

Commission File Number 000-54892

STARCO BRANDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 N Citrus Avenue, Los Angeles, CA	90402
(Address of principal executive offices)	(Zip Code)

(323) 266-7111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	STCB	OTC Markets Group OTCQB Tier

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the 366,247,876 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price $0.10 on the OTC Market as of the last business day of its most recently completed second fiscal quarter of June 30, 2024, was approximately $36,624,788.

As of April 16, 2025, there were 647,431,696 shares of the registrant’s Class A common stock outstanding. On February 9, 2023, the registrant’s “common stock” was renamed “Class A common stock.” Throughout this report, any reference to common stock during fiscal year 2024 represents the same number of Class A common stock following February 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STARCO BRANDS, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report (“Risk Factors”).

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

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as “the Company,” “our Company,” “STCB”, “we,” “us” or “our,” was incorporated in the State of Nevada on January 26, 2010 under the name Insynergy, Inc. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board of Directors (“Board”) determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time. In July 2017, the Company entered into a licensing agreement with The Starco Group (“TSG”), a related party entity, located in Los Angeles, California. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

In 2022 and 2023, the Company embarked on a strategy to grow its consumer product line offerings through the acquisition of multiple subsidiaries with established behavior changing products and brands. With an increased product line and its existing partner relationships, the Company has continued expanding its vertical and consumer base.

Executive Overview

In July 2017, our Board entered into a licensing agreement with TSG to pursue a new strategic marketing plan involving commercializing leading edge products with the intent to sell them through brick and mortar and online retailers. We are a company with a mission to create behavior-changing products and brands. Our core competency is inventing brands, marketing, building trends, pushing awareness and social marketing. The licensing agreement with TSG provided STCB with certain products on an exclusive and royalty-free basis and other products on a non-exclusive and royalty basis, in the categories of food, household cleaning, air care, spirits and personal care.

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

Winona®

STCB is the marketer of record, but not the owner of record for the Winona® Butter Flavor Popcorn Spray. STCB provides marketing services for Winona pursuant to a licensing agreement. Winona Popcorn Spray is sold in Walmart and H-E-B grocery stores, among other retailers. STCB also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a stockholder in STCB. Sales grew in 2024, and the Company expects sales to continue to grow in this space as management increased the Company’s sales personnel in 2024 for this product line.

Whipshots®

In December 2021, the Company launched a new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots.” The launch event was held at Art Basel in Miami and garnered over 1 billion impressions world-wide. The Company launched the product on whipshots.com with a limited quantity of cans to be sold each day for the month of December. Whipshots® sold out every single day of the month. The Company launched brick and mortar retail distribution in the first quarter of 2022, signed a distribution agreement with Republic National Distributing Company (“RNDC”), one of the largest spirits distributors in the nation, and signed distribution agreements with others. Whipshots® is currently distributed in 47 of 50 states and the United Kingdom. Initially the Company introduced three flavors of Whipshots® to the market – Vanilla, Mocha and Caramel. Since the initial launch, the Company has introduced new and Limited Time flavors such as Peppermint, Lime, Pumpkin Spice, Strawberry and King Cake. We plan to continue to offer various additional Limited Time flavors over time. Whipshots® is produced by Temperance Distilling Company (“Temperance”), where Sklar is a majority shareholder.

Whipshots® and Whipshotz® Trademarks

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”), a subsidiary of the Company, entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The agreement provided that the Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz Products. The payments are subject to a minimum amount in each contract year and a maximum aggregate amount.

Whipshots® Licensing/Marketing

On September 14, 2021, Whipshots Holdings, LLC (formerly Whipshots, LLC), a subsidiary of the Company, a Delaware limited liability company (“Whipshots Holdings”), entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Washpoppin”). Pursuant to the Washpoppin License Agreement, Washpoppin licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us. Whipshots Holdings and Washpoppin entered into an amended and restated Washpoppin License Agreement (“A&R Washpoppin License Agreement”), with an effective date of November 27, 2023.

As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Company granted Whipshots Holdings shares to Washpoppin to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 through 2024, subject to Washpoppin’s satisfaction of its obligations.

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

Distribution Agreements

In November of 2021, we entered into separate Distribution Agreements (each a “Distribution Agreement” and, collectively, the “Distribution Agreements”) with each of (i) National Distributing Company, Inc., a Georgia corporation, (ii) Republic National Distributing Company, LLC, a Delaware limited liability company, and (iii) Young’s Market Company, LLC, a Delaware limited liability company (each a “Distributor” and, collectively, the “Distributors”) each with an effective date as of November 1, 2021. Pursuant to the Distribution Agreements, the Distributors will act as the exclusive distributor for STCB in the Territories set forth on Exhibit B for the Products set forth on Exhibit A, to each such Distribution Agreement, as amended from time to time. The Distribution Agreements cover 47 U.S. States and the District of Columbia.

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

We remain committed to establishing ourselves as a premier brand owner and third-party marketer of innovative, cutting-edge technologies within the consumer products marketplace, with the ultimate goal of driving success and enhancing stockholder value. The Company will continue to evaluate its opportunities to further set the strategy for 2025 and beyond.

For more information and to view our products, you may visit our websites at www.starcobrands.com, www.whipshots.com, www.winonapure.com, www.artofsport.com, www.skylar.com and www.soylent.com.

Offices

Our principal executive offices are located at 706 N Citrus Avenue, Los Angeles, California, 90038, and our telephone number is (323) 266-7111. Our website is www.starcobrands.com and the Company makes its SEC reports available on the website. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

STCB and its subsidiaries had 29 full-time employees at the end of 2024 and used independent contractors, consultants and contributed services from related parties on an as needed basis.

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

In certain voting situations, including the election of our directors, we are effectively controlled by Ross Sklar. As a result, Mr. Sklar has the ability to prevent or influence certain actions by us.

As of April 16, 2025, Mr. Sklar beneficially controls, directly or indirectly, the voting power of up to 484,608,472 shares of the Company’s Class A common stock representing up to 75.1 % of the outstanding voting power of the Class A common stock, with respect to the election of up to 4 of 7 directors to our Board. Mr. Sklar may exercise control over approximately 220,658,559 shares, or 34.2 % of the total voting power of STCB pursuant to certain stockholder actions as described in the respective voting agreements.

As a result of his stock ownership and various voting agreements, Mr. Sklar can exercise significant control and influence over our business, including many matters requiring stockholder approval (e.g., election of certain directors, and significant corporate transactions, such as a merger or other sale of our Company or its securities or assets).

We rely on related parties and our business could be adversely affected if relationships with such related parties change, are terminated, or are not renewed.

Some of the Company’s products are dependent on The Starco Group which is owned by our CEO, Ross Sklar. There is no assurance that TSG will produce, supply or distribute sufficient quantities of those products needed by the Company. Difficulties in developing alternative sources of supply, if required, or failure of TSG to provide the products to the Company could have a material adverse effect on the Company’s business, financial condition, and result of operations.

We have incurred significant net losses and have only occasionally generated profits. We cannot assure you that we will continue to achieve profitable operations.

We have historically incurred significant net losses since inception. We incurred a net loss of $17,334,549 in the year ended December 31, 2024, incurred a net loss of $46,402,121 in the year ended December 31, 2023, generated net income of $977,858 in the year ended December 31, 2022, incurred a net loss of $2,325,074 in the year ended December 31, 2021 and generated net income of $543,286 in the year ended December 31, 2020. As of December 31, 2024, we had an accumulated deficit of $81,420,357. We may not be able to maintain profitability and may incur significant losses again in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

In 2024, the Company recognized $11,383,000 of impairment charges on goodwill within the Soylent segment and $2,944,871 of impairment charges on goodwill within the Starco Brands segment. In 2023, the Company recognized $20,467,700 and $9,145,000 of impairment charges on goodwill within the Soylent segment and Starco Brands segment, respectively.

We cannot assure you that the remaining $12,361,520 of goodwill on the balance sheet as of December 31, 2024 will not be impaired in the future as it is not certain we will achieve sustainable operating profits and revenue growth in the future. Failure to achieve and maintain profitability could lead to a triggering event that would require analysis of whether the remaining goodwill should be impaired.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the year ended December 31, 2024 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. This report is dated April 18, 2025. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to continue generating revenues from our operations, which will enable us to fund our expansion plans and realize our business objectives. If we are unable to continue to grow our revenue and to and sustain profitability, we may not be able to continue as a going concern.

Our success depends on our ability to uphold the reputation of our brands and our clients’ brands, which will depend on the effectiveness of our marketing, our product quality, and our client experience.

We believe that our and our company-clients’ brand image and brand awareness is vital to the success of our business. We also believe that maintaining and enhancing the image of ours and our clients’ brands, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our and our clients’ customer base. As we execute our acquisition and growth strategy, our ability to successfully expand into new markets or to maintain the strength and distinctiveness of the image of ours and our clients’ brands, our existing markets will be adversely impacted if we fail to connect with ours and our clients’ target customers. Among other things, we rely on our marketing, strategy, and media partners, as well as social media platforms, such as Instagram and Twitter, to help implement our marketing strategies and promote our and our clients’ brands. Ours and our clients’ brands and reputation may be adversely affected if we fail to achieve these objectives, if ours or our clients’ public image was to be tarnished by negative publicity, if we fail to deliver innovative and high-quality products acceptable to our customers, or if we face a product recall. Negative publicity regarding the production methods of our manufacturer The Starco Group or those of the client-companies we work with could adversely affect our reputation and sales. Additionally, while we devote considerable efforts and resources to protecting our and our clients’ intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales or achieve profitability.

Our success depends to a significant degree on our ability to timely identify and originate product trends as well as to anticipate and react to changing consumer demands. All of our products are subject to changing consumer preferences and we cannot predict such changes with any certainty. Product trends in food, household cleaning, air care, spirits and personal care markets can change rapidly. We will need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the products our customers seek and maintain the image of our brands. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected, and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow-moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.

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

Additionally, inflationary factors such as increases in the costs to purchase products, acquire product rights and overhead costs may adversely affect our operating results. A continued high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

We are subject to risks from changes to the trade policies, including tariff and import/export regulations by the U.S. and/or other foreign governments.

Changes in trade policy, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments could have a material adverse impact on our business. The imposition of new tariffs or increases in existing tariffs on products imported from countries where we or our suppliers operate could result in increased costs for our consumer goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in trade policy and regulations already enacted or that may be enacted in the future. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected. For example, the U.S. has recently imposed new tariffs on China related to the importation of certain product categories and China has responded with retaliatory tariffs.

Fluctuations in prices of raw materials and other inputs may adversely impact our results.

Some of our products are built with aluminum and other commodities with price volatility. Steel, aluminum and other commodity prices have historically been highly volatile and the costs for these items may increase in the future due to a variety of factors, including: the level of tariffs that the U.S. imposes on imported steel, aluminum and other commodities; an outbreak of conflicts in regions of the world that produce the commodities or the raw materials that go into the commodities or through which the commodities are transported; or a weakening U.S. dollar.

In addition, the cost of parts, materials, components or final assemblies has increased and may continue to increase for reasons other than changes in commodity prices. Factors such as the imposition of duties and tariffs and other trade barriers, supply and demand, the level of imports, freight costs, availability of transportation, the cost of manufacturing labor, availability of labor, inventory levels and general economic conditions may affect the price of parts, materials, or components of our CPG products.

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

We rely on licensing agreements with The Starco Group and Temperance Distilling Company.

We are party to a licensing agreement (the “TSG Licensing Agreement”) with TSG dated July 12, 2017. Pursuant to this agreement, STCB licenses to TSG the exclusive right to manufacture and sell certain of STCB’s products, which it may sell under the brand names owned by STCB. In return, TSG pays STCB royalties based on TSG’s unit sales of the products licensed by STCB to TSG pursuant to the TSG Licensing Agreement. Most of the Company’s products are manufactured and sold by TSG pursuant to this Licensing Agreement. As such, we are reliant on the TSG Licensing Agreement with TSG for a significant portion of our business. In addition, due to the close relationship of the Company and TSG, the deal terms that the Company has procured under this TSG Licensing Agreement (relating to manufacturing and royalties the Company receives on product sales by TSG) are favorable to the Company and would be difficult to replicate with another third-party manufacturer. Further, if for some reason the Company wanted to switch to an alternative provider for the manufacturing and selling of Company products, the TSG Licensing Agreement grants TSG an exclusive right to the products of the Company, and therefore the Company would be unable to change to another manufacturer without the consent of TSG or a breach by TSG of the terms of the TSG Licensing Agreement. Under the terms of the TSG Licensing Agreement, the agreement expires December 31, 2028, but may be terminated by either party immediately upon the material breach of the TSG Licensing Agreement by the other party. If TSG were to assert a breach of the TSG Licensing Agreement by the Company, and was successful in terminating the TSG Licensing Agreement, it could have a material adverse effect on the Company and its operating results.

We are party to a licensing agreement with Temperance Distilling Company (the “TDC Agreement”), dated January 24, 2022. In the TDC Agreement, STCB licenses to Temperance the right to manufacture and sell products using the brand name Whipshots®. In return, Temperance agrees to pay STCB royalties based on net unit sales of products licensed by STCB to Temperance. At this time, Temperance is the sole manufacturer for Whipshots® products, thus we are reliant on the TDC Agreement for all royalties related to the Whipshots® products.

Certain of our products rely on a single manufacturer.

Whipshots®, a significant contributor to our revenue for fiscal year 2023 and 2024, is manufactured by Temperance. Temperance is responsible for the procurement of all raw materials and components required to manufacture Whipshots®. Due to the unique nature of Whipshots®, the Company is reliant on Temperance as the manufacturer of Whipshots® and would not be able to easily find a comparable third-party manufacturer if needed. The operations of Temperance can be subject to additional risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. Temperance may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There have occasionally been, and there may again in the future be, shipments of products by Temperance to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

Another manufacturer of a significant number of our products is Gehl Foods, LLC (“Gehl”), a non-affiliate, whom we are reliant on to a meaningful degree. The operations of Gehl can be subject to risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. Gehl may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There may be shipments of products by Gehl to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

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

From time to time, acquisition opportunities have, and may in the future, become available to us. Those opportunities may involve the acquisition of specific assets, like intellectual property or inventory, or may involve the assumption of the business operations of another entity. If the performance of our acquisitions (AOS®, Skylar® or Soylent®) do not produce positive results, the dilution to stockholders from related true-up share issuances (approximately 135 million shares) and any interest rate on debt held by such subsidiary, may prove detrimental to our financial results and the performance of your particular shares.

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

Pandemics may have an impact on our business, financial condition and results of operations.

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

If a future pandemic or health epidemic was to arise, if there is a resurgence of the COVID-19 pandemic or if there are other lingering effects of the pandemic that could adversely impact our business and results of operations in a number of ways, including but not limited to:

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2024, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Cybersecurity attacks impact businesses and organizations of all sizes and sectors on a global basis. At STCB, we recognize the importance of developing, implementing and maintaining a cybersecurity risk management program. We are currently implementing resources to protect our systems and data, from cybersecurity threats. We are dependent on internal and external information technology systems and infrastructure to securely process, transmit, and store critical information. We are currently in the process of engaging an outsourced security firm for overseeing our cybersecurity. We seek to reduce cybersecurity risks through a variety of cybersecurity risk management activities that are designed to identify, assess, manage and mitigate cybersecurity threats.

Risk Management Strategy

The Company’s cybersecurity risk management program is focused on the following key areas:

●	Governance: The cybersecurity risk management program is led by our outsourced security team. At present our Board does not oversee the cybersecurity risk management program, however, the Audit Committee of our Board is in the process of implementing procedures to obtain regular updates on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations.
●	Approach: We intend to use a cross-functional approach to identifying, preventing, assessing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting of incidents as required in a timely manner. Our cybersecurity efforts will include the use of risk-based administrative, technical, and physical controls. STCB is in the process of implementing an extensive set of policies, procedures, systems and tools designed to help safeguard our systems and data, including firewalls, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, penetration testing, independent third-party control audits, an internal bug bounty program, and other systems and processes.
●	Incident Response Planning: We intend to maintain a breach reporting and resolution plan that includes defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans will be tested and evaluated on a regular basis.
●	Education and Awareness: We plan to establish a security and privacy awareness program that runs throughout the year and includes training for all company personnel to enhance employee awareness of how to detect and respond to cybersecurity threats as well as more targeted training for company personnel that have increased responsibility for mitigating certain potential cybersecurity risks.

We plan to review and update our policies, procedures, processes and practices to address changes in the threat landscape and as a result of lessons learned from suspected, actual or simulated incidents. We also plan to review industry best practices to assist in evaluating responses to new challenges and risks. These evaluations include testing both the design and operational effectiveness of security controls.

Cybersecurity Risks

While we plan to dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. To date and except as otherwise may be noted in this Annual Report, we are not aware of any cybersecurity threats, nor have we had any cybersecurity incidents.

Item 2.	Properties

Our principal offices are located at 706 N Citrus Avenue, Los Angeles, California, 90038.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

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

On April 16, 2025, the closing price for our Class A common stock as reported on the OTCQB was $0.03. As of such date, we had 647,431,696 shares of Class A common stock issued and outstanding. We had no shares of Class B common stock or Preferred Stock outstanding.

Holders

As of April 16, 2025, we had 343 stockholders of record, which does not include stockholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our Class A common stock is unlikely.

Equity Compensation Plans

On November 27, 2023, our Board adopted an equity compensation plan (the “Equity Plan”) for employees and service providers of the Company, which authorized for issuance 100,000,000 shares of our Class A common stock. On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the stockholders the Equity Plan. The Company filed a Schedule 14C Definitive Information Statement (a “Definitive 14C”) relating to such corporate action on March 29, 2024, which was effective April 18, 2024.

Recent Sales of Unregistered Securities

All sales of unregistered Class A common stock of the Company during fiscal years 2023 and 2024 and through the date of this report were made in reliance upon Section 4(a)(2) of the Securities Act and are set forth below:

Date	Shares of Common Stock Issuable		Cash Proceeds / Value in Kind from Shares Issuable		Recipient(s) of Shares
February 15, 2023	177,954,287		$26,693,143		21 entities 4 individuals
March 31, 2023	81,249		$81,249		2 individuals
June 30, 2023	81,249		$81,249		2 individuals
September 30, 2023	81,249		$81,249		2 individuals
December 31, 2023	27,091		$27,091		2 individuals
December 31, 2023	19,268,162	(1)	$3,371,252	(2)	8 entities 18 individuals
February 14, 2024	16,309,203	(3)	$2,446,380	(4)	20 entities 4 individuals
February 14, 2024	125,642,385	(5)	$14,515,341		21 entities 4 individuals
March 12, 2024	4,979,731	(6)	$946,149	(7)	3 entities 11 individuals
June 30, 2024	11,573,660	(1)	$2,314,732	(2)	15 entities 22 individuals

(1)	Shares recorded for this issuance are holdback shares issued as part of the Skylar Merger Agreement.
(2)	The value recorded was previously recorded and recognized in 2022 pursuant to the initial Form D offering/Cash proceeds calculations in the Registrant’s prior filings with respect to the Skylar Merger Agreement.
(3)	Shares recorded for this issuance are holdback shares issued as part of the Soylent Merger Agreement.
(4)	The value recorded was previously recorded and recognized in 2023 pursuant to the initial Form D offering/Cash proceeds calculations in the Registrant’s prior filings with respect to the Soylent Merger Agreement.
(5)	Shares recorded for this issuance are contingent shares issued as part of a true-up relating to the Soylent Merger Agreement.
(6)	Shares recorded for this issuance are holdback shares issued as part of the AOS Merger Agreement.
(7)	The value recorded was previously recorded and recognized in 2022 pursuant to the initial Form D offering/Cash proceeds calculations in the Registrant’s prior filings with respect to the AOS Merger Agreement.

All sales of unregistered warrants to purchase common stock of the Company during fiscal years 2023 were made in reliance upon Section 4(a)(2) of the Securities Act.

Date	Warrants to Purchase Shares of Common Stock	Consideration	Exercise Price	Recipient(s) of Shares
March 3, 2023	114,286	Funding Fee for Loan Origination	$0.01	1 individual
June 1, 2023	150,000	Consulting Services	$0.19	1 individual

Issuer Purchase of Securities.

On June 13, 2021, the Company entered into Separation Agreements (the “Separation Agreements”) with Sanford Lang (“Mr. Lang”) and Martin Goldrod (“Mr. Goldrod”) whereas, effective as of June 16, 2021, Mr. Lang and Mr. Goldrod each resigned from their positions as members of the Board in exchange for certain separation benefits (the “Separation Benefits”). As consideration for the Separation Benefits, and not in addition to the same, the Company agreed to purchase an amount of the shares of common stock per month from Mr. Lang and Mr. Goldrod at a price per share that when aggregated with all shares purchased in each month would equal monthly Separation Benefit payments of $7,950 to Mr. Lang and monthly Separation Benefit payments of $3,000 to Mr. Goldrod (the “Repurchases”). As of January 2, 2024, the Separation Agreements were terminated and the final Repurchases of 1,862,154 shares of common stock in the amount of $328,500 were settled. There were no other repurchases made during the fiscal year ended December 31, 2024.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated results of operations and financial condition of Starco Brands, Inc. and subsidiaries as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Starco Brands, Inc. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in Item 1A, “Risk Factors” section of this Annual Report on Form 10-K.

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

Business Overview

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as “the Company,” “our Company,” “STCB”, “we,” “us” or “our,” was incorporated in the State of Nevada on January 26, 2010 under the name Insynergy, Inc. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time. In July 2017, the Company entered into a licensing agreement with The Starco Group (“TSG”), a related party entity, located in Los Angeles, California. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

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

Results of Operations

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

	December 31,	December 31,
	2024	2023	Change
Revenues	$52,527,130	$51,948,733	$578,397
Revenues, related parties	6,140,172	11,696,722	(5,556,550)
Cost of goods sold	33,907,301	34,991,482	(1,084,181)
Cost of goods sold, related parties	3,896,551	2,688,160	1,208,391
Gross profit	20,863,450	25,965,813	(5,102,363)
Operating expenses:
Compensation expense	9,037,123	15,899,492	(6,862,369)
Professional fees	3,533,052	5,861,649	(2,328,597)
Marketing, general and administrative	18,890,738	19,829,585	(938,847)
Fair value share adjustment	(10,544,263)	215,531	(10,759,794)
Goodwill impairment	14,327,871	29,612,700	(15,284,829)
Intangibles impairment	13,304	-	13,304
Total operating expense	35,257,825	71,418,957	(36,161,132)
Loss from operations	(14,394,375)	(45,453,144)	31,058,769
Other expense:
Interest expense	961,588	850,105	111,483
Other expense	1,978,586	98,872	1,879,714
Total other expense	2,940,174	948,977	1,991,197
Loss before provision for income taxes	(17,334,549)	(46,402,121)	29,067,572
Provision for income taxes	-	-	-
Net loss	(17,334,549)	(46,402,121)	29,067,572
Net loss attributable to non-controlling interest	316,339	(210,871)	527,210
Net loss attributable to Starco Brands	$(17,650,888)	$(46,191,250)	$28,540,362

Revenues

For the year ended December 31, 2024, we recorded revenues of $52,527,130, compared to $51,948,733 for the year ended December 31, 2023 for an increase of $578,397 or 1%. The growth was largely due to recognition of a full twelve months of revenue from Soylent in the current period versus only ten and a half months of sales from Soylent in the prior period, as the Company acquired Soylent in February 2023. This increase in Soylent revenue was augmented by growth in sales of Winona.

Revenues, related parties

For the year ended December 31, 2024, the Company recorded related party revenues of $6,140,172 compared to $11,696,722 for the year ended December 31, 2023, resulting in a decrease of $5,556,550 or 48%. The decrease in the current period was largely driven by lower Whipshots sales due to industry de-stocking and lower levels of new retailer loading.

Cost of Goods Sold

For the year ended December 31, 2024, we recorded cost of goods sold of $33,907,301, compared to $34,991,482 for the year ended December 13, 2023, a decrease of $1,084,181 or 3%. The decrease can be attributed to an inventory adjustment to fair value of approximately $3.0 million related to the Soylent acquisition that was incorporated into cost of goods sold in the prior year; such yields lower costs in the current year.

Cost of Goods Sold, Related Parties

For the year ended December 31, 2024, our cost of goods sold, related parties amounted to $3,896,551, reflecting an increase of $1,208,391 or 45%, compared to $2,688,160 for the year ended December 13, 2023. The increase can be attributed to increases in sales for Winona in the current year, which yielded increased costs of goods sold.

Operating Expenses

For the year ended December 31, 2024, our compensation expense amounted to $9,037,123, reflecting a decrease of $6,862,369 or 43%, compared to $15,899,492 for the year ended December 31, 2023. The decrease was primarily due to a decrease in stock-based compensation from the prior year, when shares of Whipshots Holdings in the amount of approximately $8.7 million were issued to Washpoppin at the end of the period.

For the year ended December 31, 2024, our professional fees totaled $3,533,052, representing a decrease of $2,328,597 or 40%, compared to $5,861,649 in the prior year. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease is primarily due to a decrease in expenses (contractor fees, legal, and audit fees) in the current year period compared to expenses related to the acquisitions of Soylent, Skylar, and AOS in the prior year period.

For the year ended December 31, 2024, our marketing, general and administrative expenses amounted to $18,890,738, reflecting a decrease of $938,847 or 5%, compared to $19,829,585 for the year ended December 31, 2023. The decrease can be attributed to lower marketing expenses in the current year, as last year’s higher spending was driven by a business acquisition.

For the year ended December 31, 2024, we incurred a fair value share adjustment gain of $10,544,263 compared to a loss of $215,531 in the prior year; this was due to a decrease in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares

For the year ended December 31, 2024, we incurred goodwill impairment losses of $14,327,871; the Starco Brands segment and the Soylent segment were impaired by $2,944,871 and $11,383,000, respectively, and have remaining goodwill balances of $0 and $1,127,208, respectively, as of December 31, 2024.

For the year ended December 31, 2024, we incurred an intangibles impairment loss of $13,304 to the AOS component of the Starco Brands segment.

Other Expense

For the year ended December 31, 2024, we had total other expenses of $2,940,174 compared to other expenses of $948,977 for the year ended December 31, 2023. For the year ended December 31, 2024, we had interest expense of $961,588 compared to $850,105 for the year ended December 31, 2023; such increase in interest expense is a result of the addition of the Gibraltar revolving loan in the current year. Other expenses, primarily related to the write-off of disputed receivables and settlements with vendors relating to prior years, increased to $1,978,586 for the year ended December 31, 2024 from $98,872 in the prior year.

Net Loss

For the year ended December 31, 2024, we recorded a net loss of $17,334,549, compared to net loss of $46,402,121 for the year ended December 31, 2023. The change in net loss is primarily attributed to a $15,284,829 reduction in goodwill impairment compared to the prior year, a change in fair value adjustment from the prior year of $10,759,794 and a $6,862,369 decrease in compensation expense. The reduction in compensation expense in the current year stems from elevated stock-based compensation costs in the prior year, including shares issued to Whipshots Holdings for Washpoppin and higher warrants expenses. Additionally, prior year compensation expenses increased due to added costs associated with the acquisitions of AOS, Skylar, and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, we have an accumulated deficit of $81,420,357 at December 31, 2024. We used $2,329,940 in cash from financing activities for the year ended December 31, 2024, primarily due to $3,541,543 of net proceeds from the revolving loan, offset by payments made on loans from related parties and on the line of credit of $2,000,000 and $3,835,247, respectively. We used cash from financing activities of $175,796 for the year ended December 31, 2023, primarily due to $964,753 of net payments on the line of credit and $131,400 of repurchases of common stock, which was partially offset by $800,000 of loan advances from Ross Sklar and $127,148 of borrowings for insurance policies.

Our net cash provided by operating activities was $2,215,446 for the year ended December 31, 2024 compared to $686,657 for the year ended December 31, 2023. Operating expenses for the year ended December 31, 2024 were $35,257,825, including items such as marketing, advertising and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance, investor relations, loss on share fair value adjustment, goodwill impairment loss and intangible impairment loss. Operating expenses for the year ended December 31, 2023 were $71,418,957, including items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance, loss on share fair value adjustment and goodwill impairment loss.

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

	Original Balance		Original maturity	Original rate	Revised maturity	Revised rate
January 24, 2020 Note	$100,000		7/19/2023	4%	08/31/2026	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	08/31/2026	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	08/31/2026	Prime + 2%
December 13, 2022 Note	500,000		12/13/2023	4%	08/31/2026	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	08/31/2026	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	08/31/2026	Prime + 2%
	$4,000,000	(1)

(1) Note that $1,527,500 of this total was repaid to Mr. Sklar in 2024 from proceeds under the Gibraltar Loan (see Loan and Security Agreement – Related Party below).

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

On February 14, 2022, the Company issued an unsecured note to Sklar with a principal amount of $472,500, which was excluded from the note consolidation. The note carried an annual interest rate of 4% and was set to mature two years from its issuance. It was convertible into shares of Company common stock at a conversion price of $0.29 per share, based on the 10-day volume-weighted average trading price prior to issuance. On May 10, 2024, the Company and Sklar amended the note, extending its maturity date to December 31, 2024. The note was fully repaid in 2024 using proceeds from the Gibraltar Loan, and the Company no longer has any obligations for this note.

As of December 31, 2024 and 2023, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $2,472,500 and $4,472,500, respectively.

Loan and Security Agreement – Related Party

On May 24, 2024, (i) STCB, (ii) and each of STCB’s subsidiaries, Whipshots Holdings, Whipshots, AOS, Skylar, and Soylent (collectively, the “Borrowers” and each individually, a “Borrower”), and (iii) Gibraltar Business Capital, LLC, a Delaware limited liability company (the “Lender” or “Gibraltar”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), allowing STCB to reduce a portion of its long term debt (including retiring that certain revolving credit commitment which bore interest at a rate per annum equal to the greater of (a) two and half percent (2.5%) and (b) prime rate plus one percent (1%), which expanded its access to working capital. Capitalized terms not otherwise defined have the meanings set forth in the Loan and Security Agreement.

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

Each Revolving Loan advanced under the Revolving Loan Commitment bears interest at a rate per annum equal to One Month Term SOFR plus the Applicable Margin. If a Revolving Loan or any portion thereof is considered a part of the Permitted Overadvance Amount under the Loan and Security Agreement, the Applicable Margin for such loan shall be increased by an additional two percent (2.00%) per annum. Revolving Loans may be repaid at any time and reborrowed up to but not including the Maturity Date. On the Maturity Date, the outstanding aggregate principal balance of all Revolving Loans shall be due and payable. The interest rate for the revolving loan was 10.00% as of December 31, 2024.

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

The Loan and Security Agreement also contains customary events of default, including nonpayment of principal, interest, fees, or other amounts when due, violation of covenants, breaches of representations or warranties, cross defaults, change of control, insolvency, bankruptcy events, and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. Upon the occurrence of an event of default, the outstanding obligations under the Loan and Security Agreement may be accelerated and become due and payable immediately. As of December 31, 2024, the Company had several Events of Default under the Loan and Security Agreement, due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company is not in payment default. The Company is exploring options with Lender to reset the financial covenant in line with its current forecast and Lender is in discussions with the Company regarding a waiver of existing defaults. The balance of the revolving loan was $3,917,956 with a debt discount of $266,626, for a net balance of $3,651,330, with interest expense on the loan for the year ended December 31, 2024 of $395,184.

Going Concern

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to the substantial doubt include, the Company historically incurring net losses as indicated in the Company’s accumulated deficit of $81,420,357 at December 31, 2024 including the impact of its net loss of $17,334,549 for the year ended December 31, 2024 and a working capital deficiency of approximately $14.2 million at December 31, 2024. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $6,174,313 on the balance sheet as of December 31, 2024 includes $2,472,500 of notes payable to the Company’s CEO, Ross Sklar, who has a large minority ownership of the Company which provides potential incentive for Mr. Sklar to extend or refinance such notes before the notes become due, as such notes have historically been extended and refinanced (see Note 9). Management plans include, (i) continuing to increase net cash provided by operating activities, which was $2,215,446 for the year ended December 31, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and provide additional working capital, if needed. In order to achieve these plans, management has created and approved plans to increase top line revenue for each segment, while decreasing overall expenses as a percent of revenue, which will be realized through realizing synergies from the acquisitions of AOS, Skylar and Soylent, while utilizing the Company’s back-end shared service model to reduce expenses. The Company is in ongoing negotiations to obtain additional financing to clear historical debt and provide additional working capital. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Working Capital Deficit

	December 31,	December 31,
	2024	2023
Current assets	$17,818,439	$25,235,590
Current liabilities	32,011,304	57,672,403
Working capital deficiency	$(14,192,865)	$(32,436,813)

The decrease in current assets is primarily due to a decrease in accounts receivable of $1,864,908, a decrease in prepaid expenses of $2,197,196 as well as a decrease in inventory on hand of $2,425,895. The decrease in current liabilities is primarily a result of a decrease in fair value of share adjustment of $27,631,627, the repayment of a line of credit balance of $3,835,247 from the prior year and the repayment of notes payable-related parties of approximately $2,000,000, offset by an increase in accounts payable/accounts payable-related parties of $2,344,959 and the addition of the revolving loan of $3,651,330.

Cash Flows

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$2,215,446	$686,657
Net cash used in investing activities	(439,325)	(230,007)
Net cash used in financing activities	(2,329,940)	(175,796)
(Decrease) Increase in cash	$(553,819)	$280,854

Operating Activities

Net cash provided by operating activities was $2,215,446 for the year ended December 31, 2024 and was primarily due to a combined decrease in accounts receivable and accounts receivable-related parties of $2,240,241, a decrease in inventory in the amount of $2,425,895 and a combined increase in accounts payable and accounts payable-related parties of $2,344,959. The net loss for the year of $17,334,549 was mostly offset by non-cash expenses of goodwill impairment, amortization of intangible assets and fair value share adjustment gain in the amounts of $14,327,871, $2,831,972 and $10,544,263, respectively.

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

Investing Activities

Net cash used in investing activities was $439,325 for the year ended December 31, 2024 and was primarily due to cash paid for purchase of property and equipment of $310,590.

Net cash used in investing activities was $230,007 for the year ended December 31, 2023 and was primarily due to cash paid for purchase of intangibles of $336,670.

Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was $2,329,940 which primarily resulted from $3,541,543 of net proceeds from the revolving loan, offset by payments made on loans from related parties and on the line of credit of $2,000,000 and $3,835,247, respectively.

For the year ended December 31, 2023, net cash used in financing activities was $175,796 which primarily resulted from $964,753 of net payments on the line of credit and $131,400 of repurchases of common stock, partially offset by $800,000 of loan advances from Ross Sklar and $127,148 of borrowings for insurance policies.

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

We consider our critical accounting estimates to include the assumptions and estimates associated with timing for revenue recognition, testing of goodwill and intangibles for impairment, recoverability of long-lived assets, estimating the allowance for doubtful accounts, determining the net realizable value of inventory, assessing the value of certain share-based adjustments, income taxes, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate. Our significant accounting policies are more fully described in the notes to our Consolidated Financial Statements. We believe that the following accounting policies and estimates are critical to our business operations and understanding our financial results.

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

The Company experienced triggering events in 2024 due to lower than expected revenue for each segment, prompting impairment assessments of goodwill as of November 31, 2024.

The Company engaged a third-party valuation firm to determine the fair value of the reporting units under ASC 350. The Company recorded total goodwill impairment losses in the amount of $14,327,871 for the year ended December 31, 2024. The goodwill impairment losses are allocated as follows: $2,944,871 to the Starco Brands segment and $11,383,000 to the Soylent segment.

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

As of December 31, 2024 and December 31, 2023, goodwill was $12,361,520 and $26,689,391, respectively.

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

The Company experienced triggering events in 2024 due to lower-than-expected revenue for the AOS component of its Starco Brands segment, prompting a qualitative impairment assessment of its definite-lived intangible assets as of November 30, 2024. The Company recorded a loss on impairment for the definite-lived intangible assets of its AOS subsidiary in the net amount of $13,304 for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company did not record asset impairment charges related to its intangible assets.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of December 31, 2024. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of our consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2024 and December 31, 2023.

We may be required to contemplate the fair value of certain share-based adjustments, which require assumptions about market conditions, volatility and other relevant factors which are often obtained from third-party valuation firms. Significant changes to any unobservable input may result in a significant change in the fair value measurement.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2024.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2024 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to a material weakness related to lack of corporate documentation, which we had previously reported as of December 31, 2023 and 2022, and lack of segregation of duties which has not been remediated as of December 31, 2024.

Management’s Plan to Remediate Material Weaknesses

During the year ended December 31, 2024, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Engagement of separate external financial consulting firms to continue to enhance financial reporting, financial operations, internal controls including segregation of duties; as well as improve tax analysis, fair value estimates and reporting;
●	Expansion of the Board to four (4) directors in 2024, including two (2) non-management directors, each of which are serving as a financial expert to sit on the Audit Committee; and
●	Management plans to develop formal policies and procedures over accounting and reporting.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A.	Other Information

None.

Item 9B.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and named executive officers. Our bylaws require that the total number of directors constituting our Board shall be not less than one (1) nor more than seven (7), to serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board. Our executive officers are appointed by our Board and serve at its discretion. There are no family relationships among our directors, executive officers, or director nominees.

Name	Age	Position	Term of Director/Officer
Ross Sklar	49	President, CEO, Interim Chief Financial Officer, Director and Chairman of the Board	Officer: August 2017 until successor is duly appointed and qualified
Director: August 2015 until successor is duly elected and qualified
			Interim CFO: November 2024 until successor is duly appointed and qualified
Darin Brown	48	Chief Operating Officer, Secretary, and Director	Officer: June 2023 until successor is duly appointed and qualified Director: June 2020 until successor is duly elected and qualified
David Dreyer	51	Chief Marketing Officer	June 2023 until successor is duly appointed and qualified
Bharat Vasan	49	Director, Audit Committee Chair	March 2024 until successor is duly elected and qualified
Joe Schimmelpfennig	52	Director, Audit Committee member	July 2024 until successor is duly elected and qualified

Ross Sklar – Director, Chief Executive Officer and Interim-Chief Financial Officer

Ross Sklar was appointed to fill a vacancy on our Board on August 13, 2015. Mr. Sklar is the founder and current Chief Executive Officer of The Starco Group, located in Los Angeles, California. On August 9, 2017, Mr. Sklar was appointed President and Chief Executive Officer of Starco Brands. On November 8, 2024, Mr. Sklar was appointed interim-Chief Financial Officer. He started The Starco Group in January 2010. The Starco Group is a diversified aerosol and liquid fill producer of private label and branded industrial and consumer products that manufactures for almost every consumer category. For over 20 years Mr. Sklar has developed technology in industrial and consumer markets. He holds a Bachelor’s degree in Political Science from the University of Manitoba.

Darin Brown – Director, Chief Operating Officer

Darin Brown joined the Company as a Director on June 4, 2020, and was appointed as its Chief Operating Officer and Secretary on June 8, 2023. Mr. Brown has over 20 years of experience in chemical operations and consumer package goods distribution. He also currently serves as a Board member for The Starco Group. Mr. Brown has exceptional leadership experience, having overseen teams of over 200 people during his time at The Starco Group.

David Dreyer – Chief Marketing Officer

David Dreyer joined the Company as an Executive Vice President of Marketing on June 4, 2020 and began performing as our chief marketing officer in February 2022. The Board officially appointed Mr. Dreyer to his position as Chief Marketing Officer on June 8, 2023. Mr. Dreyer brings over 20 years of experience working with Blue Chip Brands to the team at Starco Brands. Upon receiving his MS in Integrated Marketing from Northwestern University, Dreyer started his career with Honda and internet pioneer Stamps.com. Dreyer then migrated over to the agency side of the business, working for industry standouts Deutsch, TBWA/Chiat/Day, The Woo and Media Arts Lab. His roster of brands that he has worked with also speaks for itself, as Dreyer feels privileged to have worked with brands such as Apple, Pepsi, Pizza Hut, Dr. Pepper, Snapple, Infinity, The GRAMMY’s, Jimmy Dean and TOMS. In his spare time, Dreyer is a Professor of Advertising at USC’s Annenberg School for Communication, where he loves introducing students to the world of advertising and helping them find their footing in the industry.

Bharat Vasan - Director

Bharat Vasan is an experienced Board member (Chair of Audit Committee), executive and investor, with more than 15 years of leading businesses across multiple industries, including in consumer packaged goods, digital health, software, electronics and games. Mr. Vasan has a track record of growing and scaling businesses across different stages of their lifecycle, including raising capital, and mergers and acquisitions. Mr. Vasan was previously President and Chief Operating Officer of The Production Board (“TPB”), a San Francisco-based venture capital firm. At TPB, Mr. Vasan sat on private and public boards, including Uplifting Results Labs and TPB Acquisition Corp I. Prior to joining TPB, Mr. Vasan was the Chief Executive Officer and Board Member of PAX Labs and, prior to that, led multiple businesses to successful financings and acquisitions, including as the President and Chief Operating Officer at August Home (acquired by Assa Abloy), and as the co-founder and Chief Operating Officer of BASIS Science (acquired by Intel, Inc.). Mr. Vasan also played various roles in corporate development and executive leadership at Electronic Arts. He is active with non-profit causes and currently sits on the Board of the San Francisco Society for the Prevention of Cruelty to Animals (SPCA). Mr. Vasan received his undergraduate degree from Middlebury College and his graduate degree from Columbia University.

Joe Schimmelpfennig - Director

Joe Schimmelpfennig is an experienced investment banking and finance executive with more than 30 years of experience successfully building and scaling a consumer investment banking team as well as executing transactions. During that time, Mr. Schimmelpfennig has successfully closed sell-side and buy-side M&A transactions, minority equity and debt capital raises, and has lead managed and co-managed public offerings for a number of companies in the consumer sector. Mr. Schimmelpfennig is currently the Head of Consumer Investment Banking at D.A. Davidson, a middle market investment banking firm. Prior to joining D.A. Davidson, Mr. Schimmelpfennig was the Head of Investment Banking and the Consumer Group at Wunderlich Securities, which was majority-owned and managed by Altamont Capital Partners and acquired by B. Riley Financial in 2017. Mr. Schimmelpfennig received his bachelor’s degree in Business Administration & Economics from Coe College.

Board Composition, Committees and Director Selection

The Board currently consists of four (4) directors. Members of the Board regularly discuss various business matters informally on numerous occasions throughout the year. During the fiscal year ended December 31, 2024, the Board met two times and acted by unanimous written consent six times. All current directors attended 100% of the meetings of the Board in 2024 for the periods in which they were serving as a director. We do not have a policy regarding Board members’ attendance at meetings of stockholders.

Our Board maintains certain standing committees consisting of Board members. The Board has three separate standing committees: (i) the compensation committee (“Compensation Committee”), (ii) audit committee (“Audit Committee”) and (iii) nominating and corporate governance committee (“Nominating and Corporate Governance Committee”).

Our Board does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the Board should be separate. However, Mr. Sklar currently serves as both Chief Executive Officers and Chairman. Our Board reviews its leadership structure and believes at this time that the Company and its stockholders are best served by having the CEO serve in both positions. Combining the roles fosters accountability, effective decision-making and alignment between interests of our Board and management. Our Board currently has no lead independent director. Our Board expects to periodically review its leadership structure to ensure that it continues to meet the Company’s needs.

Our Audit Committee currently consists of Bharat Vasan and Joe Schimmelpfennig, with Mr. Vasan serving as Chair. The Board has determined that both members are qualified as ‘audit committee financial experts’ and meet the definition of ‘independent’ under the applicable rules established by the SEC. The Audit Committee assists the Board in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function, and the performance of the independent auditor. The Audit Committee was formed in May 2024.

Our Compensation Committee currently consists of Bharat Vasan and Darin Brown. The Compensation Committee is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers, evaluate our executive officers’ performance, and advise on salary, bonus and other incentive and equity compensation. The Compensation Committee was created in May 2024.

Our Nominating and Corporate Governance Committee currently consists of Bharat Vasan. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board, selection of the director candidates to fill any vacancies on our Board and the development of our corporate governance guidelines and principles.

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of our Board through recommendations from members of the Committee and other Board members and executive officers of the Company and will consider candidates who are recommended by stockholders, as described below. These factors focus on skills, expertise or background and may include decision-making ability, judgment, personal integrity and reputation, experience with businesses and other organizations of comparable size, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons have participated in any of the following activities in the past ten years:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2024, we believe all necessary forms have been filed.

Corporate Governance and Code of Ethics

The role of the Board is to ensure that the Company is managed for the long-term benefit of our stockholders. To fulfill this role, the Board has adopted a Code of Business Conduct and Statement of Policy Concerning Trading in Company Securities that applies to all our employees, directors and officers, including those officers responsible for financial reporting.

Item 11.	Executive Compensation

The table below outlines the cash compensation of the Company’s executive officers for the past two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar,	2024	$120,000	$-	$-	$-	$-	$-	$-	$120,000
CEO, CFO(2), Director	2023	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Darin Brown,	2024	$270,000	$-	$-	$-	$-	$-	$-	$270,000
VP, Director	2023	$102,000	$-	$-	$-	$-	$-	$-	$102,000
Kevin Zaccardi,	2024	$269,641	$-	$-	$-	$-	$-	$-	$269,641
CFO(3)	2023	$230,823	-	-	-	-	-	-	$230,823
Demir Vangelov,	2024	$-	$-	$-	$-	$-	$-	$-	$-
Director(4)	2023	$119,429	$-	$-	$-	$-	$-	$-	$119,429
David Dreyer,	2024	$225,000	$-	$-	$-	$-	$-	$-	$225,000
VP	2023	$300,000	$-	$-	$-	$-	$-	$-	$300,000
Bharat Vasan,	2024	$-	$-	$-	$-	$-	$-	$-	$-
Director	2023	$-	$-	$-	$-	$-	$-	$-	$-
Joe Schimmelpfennig,	2024	$-	$-	$-	$-	$-	$-	$-	$-
Director	2023	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Prior to October 1, 2023 compensation reported under Salary was payable to the officers under consulting compensation as 1099-NEC wages.
(2)	Effective November 8, 2024, Mr. Sklar was appointed as our Interim-Chief Financial Officer.
(3)	Effective November 8, 2024, Mr. Zaccardi resigned as our acting Chief Financial Officer.
(4)	Mr. Vangelov was removed as a director effective April 18, 2024 and did not serve as an officer of the Company in 2024.

Employment Agreements

STCB has no formal employment agreements, other than at-will offer letters, in place at this time.

Director Compensation

The Company has no arrangements in place to compensate its directors for services rendered in their capacity as directors, including participation in committees or undertaking special assignments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Under Equity Compensation Plans

On November 27, 2023, our Board adopted an equity compensation plan (the “Equity Plan”) for employees and service providers of the Company, which authorized 100,000,000 shares of our Class A common stock. On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the stockholders the Equity Plan. The Company filed a Schedule 14C Definitive Information Statement (a “Definitive 14C”) relating to such corporate action on March 29, 2024, which became effective April 18, 2024.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding Class A common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Class A common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 647,431,696 shares of common stock outstanding as of April 16, 2025.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Class A common stock	Ross Sklar	93,519,836		14.4%
Class A common stock	David Dreyer	4,250,000		0.7%
Class A common stock	Darin Brown	2,000,000		0.3%
Class A common stock	Bharat Vasan	-		-%
Class A common stock	Joe Schimmelpfennig	-		-%
Class A common stock	GV 2016 GP, L.L.C.	99,510,805	(1)	15.4%
Class A common stock	Andreessen Horowitz Fund IV, L.P.	80,041,025	(2)	12.4%
Class A common stock	The Production Board, LLC	61,696,700	(3)	9.5%
Class A common stock	Upfront VI LP	33,255,723		5.1%
Class A common stock	Hamilton Start LLC	32,472,426		5.0%
	Directors and executive officers as a group (5 persons)	99,769,836		15.4%

(1)	GV 2016 GP, L.L.C. holds these shares indirectly through GV 2016, L.P. GV 2016 GP, L.L.C.’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, as may be amended from time to time.

(2)	Andreessen Horowitz Fund IV, L.P.’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, as may be amended from time to time.
(3)	The Production Board, LLC’s shares are subject to that certain Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, as may be amended from time to time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these people. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

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

On March 3, 2023 STCB entered into a financing transaction with Mr. Sklar consisting of a secured promissory note (the “March 3, 2023 Note”), warrants (the “March 3, 2023 Warrants”) to purchase Class A common stock of the Company (the “Class A common stock”), and a security agreement (the “March 3, 2023 Security Agreement”) to secure the obligations under the March 3, 2023 Note (the foregoing agreements and transactions contemplated thereby, collectively, the “March 3 Financing”). The entry into the March 3 Financing was approved by majority of the Board and entered into to provide the Company with short-term liquidity to fund non-ordinary course business transactions and liquidity of a wholly-owned subsidiary.

The March 3, 2023 Note executed by STCB had a principal sum of $800,000, and carried a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first day of each month) plus 4% (for a then current floating interest rate of 11.75%). The March 3, 2023 Note had a maturity date of July 1, 2023 and a default interest rate equal to the then current interest rate plus 5%. The Company, at its option, could prepay the March 3, 2023 Note, in whole or in part, without prepayment penalty of any kind. In connection with the March 3, 2023 Note, the Company entered into the March 3, 2023 Security Agreement to secure the March 3, 2023 Note obligations and issued the March 3, 2023 Warrants as a funding fee to obtain the loaned funds.

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

On August 11, 2023, the Company issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2024. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%)) and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, the Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to the (i) Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note, as summarized in the table below. The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provides a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company. The following table represents Prior Notes that were part of the restructuring and updated terms (under the Consolidated Secured Promissory Note):

	Outstanding Balance		Original maturity	Original rate	Revised maturity	Revised rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	12/31/2026	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	12/31/2026	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	12/31/2026	Prime + 2%
December 13, 2022 Note	500,000		12/13/2023	4%	12/31/2026	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	12/31/2026	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	12/31/2026	Prime + 2%
	$4,000,000	(1)

(1)	Note that $1,527,500 of this total was repaid to Mr. Sklar from proceeds under the Gibraltar Loan (see Loan and Security Agreement – Related Party below)

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

On February 14, 2022, the Company issued an unsecured note to Sklar with a principal amount of $472,500, which was excluded from the note consolidation. The note carried an annual interest rate of 4% and was set to mature two years from its issuance. It was convertible into shares of Company common stock at a conversion price of $0.29 per share, based on the 10-day volume-weighted average trading price prior to issuance. On May 10, 2024, the Company and Sklar amended the note, extending its maturity date to December 31, 2024. The note was fully repaid in 2024 using proceeds from the Gibraltar Loan, and the Company no longer has any obligations under it.

As of December 31, 2024 and 2023, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $2,472,500 and $4,472,500, respectively. For 2023, this total includes the February 14, 2022 Note.

Loan and Security Agreement – Related Party

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

In exchange for the subordination of and the maturity extension reflected in the Amended Consolidated Secured Promissory Note, $2,000,000 of the revolving loan available cash under the Loan and Security Agreement was used to repay the February 14, 2022 Note in its entirety and to pay down the interest and a portion of principal balance on the Amended Consolidated Secured Promissory Note. As of December 31, 2024 and 2023, the outstanding principal due to Mr. Sklar under outstanding notes was $2,472,500 and $4,472,500, respectively. As of December 31, 2024 and December 31, 2023, there was no accrued interest due on these notes.

For the years ended December 31, 2024 and 2023, the outstanding notes held by Mr. Sklar incurred interest expense of $328,207 and $393,715, respectively.

Operating Lease – Related Party

On May 1, 2024, the Company entered into a three-year lease agreement (the “Citrus Lease”) with a lessor who is a related party (see Note 9 for additional information) for the rental of the second and third floors of a premise containing approximately 3,000 square feet located at 706 N. Citrus Ave, Los Angeles, CA 90038. The lease was classified as an operating lease and has a monthly base rent of $10,000 per month, with a base rent increase of 5% each year. There is an option for the Company to renew for an additional three years with notice given within 90 days before the end of the term.

In accordance with ASC 842 - Leases, the Company recognized an ROU asset and corresponding lease liability for $587,914 on the consolidated balance sheet for long-term office leases, as well as lease expense of $90,692 for the year ended December 31, 2024. See Note 12 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Other Related Party Transactions

During the years ended December 31, 2024 and 2023, the Company recognized revenue from related parties of $6,140,172 and $11,696,722, respectively. There were $2,250,379 and $2,742,508 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2024 and December 31, 2023, respectively. All revenues earned in relation to these accounts receivable are from related parties. Ross Sklar serves as the Chairman of Temperance.

During the years ended December 31, 2024 and 2023, the Company recognized cost of goods from products purchased from related parties of $3,896,551 and $2,688,160, respectively. There were $1,658,188 and $168,870 of accounts payable owing to TSG and other related parties as of December 31, 2024 and December 31, 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company received contributed services from related parties at a value of approximately zero and $334,572 (approximately $270,567 of stock compensation for shares vesting to advisors), respectively. These costs are expensed and recorded as additional paid-in capital in the period the services are provided.

Voting Agreements

On September 12, 2022, in connection with the closing of the AOS Acquisition, STCB entered into a Voting Agreement (the “AOS Voting Agreement”) with certain stockholders. The AOS Voting Agreement generally requires that the stockholders subject to the AOS Voting Agreement vote or cause to be voted their shares of Class A common stock, and execute and deliver written consents and otherwise exercise all voting rights with respect to their shares of Class A common stock in the same manner as Mr. Sklar votes or gives his consent, provided that such manner does not adversely affect such stockholder in a manner different from the effect on other holders of Class A common stock. In addition, in connection with the AOS Voting Agreement, the stockholders delivered irrevocable proxies to Mr. Sklar. The AOS Voting Agreement terminates (a) automatically upon the listing of the Company’s Class A common stock on the Nasdaq Stock Market or New York Stock Exchange, (b) with the written consent of each of the parties signatories thereto, (c) automatically in the event that Mr. Sklar owns less than 30% of the issued and outstanding common stock of STCB and is no longer STCB’s chief executive officer, or (d) automatically in the event STCB voluntarily commences any bankruptcy or similar proceedings or has commenced against it any bankruptcy or similar proceedings that are not dismissed within 60 days of such commencement.

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

On December 29, 2022, in connection with the closing of the Skylar Acquisition, STCB entered into a Voting Agreement (the “Skylar Voting Agreement”) with certain former stockholders. The Skylar Voting Agreement generally requires that the stockholders subject to the Skylar Voting Agreement vote or cause to be voted their shares of Class A common stock, and execute and deliver written consents and otherwise exercise all voting rights with respect to their shares of Class A common stock in the same manner as Mr. Sklar votes or gives his consent, provided that such vote or action does not disproportionately or adversely affect the stockholder in a manner different from the effect on other holders of Class A common stock. In addition, in connection with the Skylar Voting Agreement, the stockholders delivered irrevocable proxies to Mr. Sklar. The Skylar Voting Agreement terminates (a) automatically upon the listing of the Class A common stock on the Nasdaq Stock Market or New York Stock Exchange, (b) with the written consent of each of the parties signatories thereto, (c) automatically in the event that both of the following conditions are met: (i) Mr. Sklar is no longer STCB’s chief executive officer and (ii) Sklar is no longer a member of the Board, or (d) automatically in the event STCB voluntarily commences any bankruptcy or similar proceedings or has commenced against it any bankruptcy or similar proceedings that are not dismissed within 60 days of such commencement.

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

As of April 16, 2025, Mr. Sklar beneficially controls, directly or indirectly, the voting power of up to 484,608,472 shares of the Company’s Class A common stock representing up to 75.1 % of the outstanding voting power of the Class A common stock, with respect to the election of up to 4 of 7 directors to our Board. Mr. Sklar may exercise control over approximately 220,658,559 shares, or 34.2 % of the total voting power of STCB pursuant to certain stockholder actions as described in the respective voting agreements.

Director Independence

At this time, the Company does not have a policy that all of its directors, or a majority, be independent of management. The Company currently has four directors. It is the intention of the Company to implement a policy in the future that a majority of the Board members be independent of the Company’s management as the members of the Board increase following further implementation of the Company’s business plan.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Macias Gini & O’Connell LLP (“MGO”) has served as our independent registered public accountants for the years ended December 31, 2024 and 2023. The following is a summary of the fees billed or expected to be billed to us by MGO for professional services rendered with respect to the fiscal years ended December 31:

	2024	2023
Audit fees (1)	$550,000	$470,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$550,000	$470,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the years ended December 31, 2024 and 2023, and the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

Pre-Approval Policies

Our Board approves the engagement of the auditor before the firm renders audit and non-audit services. Since the Company does not have an audit committee, we do not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub Inc., a Delaware corporation, (iii) The AOS Group Inc., a Delaware corporation, and (iv) Matthias Metternich, solely in his capacity as the Company Stockholder Representative of The AOS Group stockholders, dated September 12, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

2.2 (*)†	Agreement and Plan of Merger, by and among (i) Starco Brands, Inc., a Nevada corporation, (ii) Starco Merger Sub II, Inc., a Delaware corporation, (iii) Skylar Body, LLC, a Delaware limited liability company, (iv) Skylar Body, Inc., a Delaware corporation, and (v) Shareholder Representative Services LLC, solely in its capacity as the representative of the Company Holders, dated December 29, 2022, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

2.3 (*)†	Agreement and Plan of Merger, by and among Starco Brands, Inc., Starco Merger Sub I Inc., Soylent Nutrition, Inc., and Hamilton Start, LLC, solely in its capacity as stockholders’ representative and solely for purposes of Article IX, Article X, Section 2.08 and Section 6.11 therein, dated February 14, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (*)

Amendment to Registration Rights Agreement, dated May 14, 2024, by and among Starco Brands, Inc., and YL Management, LLC in its capacity as Successor Stockholder Representative on behalf of the Investors (as defined in the Registration Rights Agreement, by and between Starco Brands, Inc. and Hamilton Start, LLC, dated February 15, 2023), filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

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

4.9(*)	Stockholder Agreement by and among Starco Brands, Inc., a Nevada corporation, YL Management LLC, a Delaware limited liability company, and certain holders of Acquiror Common Stock (as defined therein) dated March 15, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2024.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2023

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Consolidated Secured Promissory Note of Starco Brands, Inc., issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

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

10.15 (*) (+)

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

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(##)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Starco Brands, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report irrespective of any general incorporation language contained in such filing.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC.

Dated: April 18, 2025	By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ross Sklar	Chief Executive Officer, interim Chief Financial Officer and Director	April 18, 2025
Ross Sklar	(Principal Executive and Financial Officer)

/s/ Darin Brown	Director	April 18, 2025
Darin Brown

/s/ Bharat Vasan	Director	April 18, 2025
Bharat Vasan

/s/ Joe Schimmelpfennig	Director	April 18, 2025
Joe Schimmelpfennig

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors

Starco Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Starco Brands, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit of approximately $10M and an accumulated deficit of approximately $81 million at December 31, 2024, including the impact of its net loss of approximately $17 million for the year ended December 31, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the Impairment of Goodwill and Intangible Assets

The Company performs its annual impairment analysis during the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite life intangible assets might be impaired. Additionally, the Company tests for recoverability of long-lived assets, including definite-lived intangibles, whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable regardless of whether such carrying amount is zero or negative. Auditing the annual goodwill impairment test and intangible assets was especially complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimates involve judgmental assumptions including the amount and timing of expected future cash flows from revenue growth rates, which are affected by expectations about future market or economic conditions and reporting unit specific risk factors.

An impairment indicator exists when a reporting unit’s carrying value exceeds its fair value. On the other hand, intangible definite-lived assets are tested for impairment only when a triggering event indicates that the asset’s carrying amount may not be recovered. If this type of triggering event is identified for one class of assets, it might also indicate the identification of a similar triggering event for other classes of assets, requiring an entity to test multiple classes of assets for impairment simultaneously.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures for impairment of goodwill and intangibles included the following, among others:

●	We obtained an understanding of the process over the Company’s goodwill and intangibles impairment review, including review of the significant inputs and assumptions used in determining the reporting unit fair values.
●	To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing fair value estimation methodologies, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis.
●	We compared the significant assumptions used by management to historical financial results of the reporting unit and information generated by external parties.
●	We evaluated significant assumptions based on the Company’s intent and ability to carry out a particular course of action to determine the reasonableness of the assumption.
●	We involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates.

Valuation of the Downside Protection Contingent Consideration

In February 2023, the Company acquired Soylent Nutrition. Soylent’s total consideration includes a contingent consideration arrangement arising from the acquisition which is based on a share adjustment by which the Company’s share price reaches $0.35 on the first anniversary of the closing price. If the Company’s share price does not reach $0.35, the Company is obliged to provide additional equity consideration to the former shareholders, as defined. The Company determined that the contingent consideration is within the scope of ASC 480 and ASC 815 and classified the contingent consideration as a liability and has been marking such fair value every reporting period.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Auditing the Company’s valuation is challenging, as the valuation methodologies used by the Company are complex by their nature and the methodologies incorporate significant assumptions that impact the fair value measurement, including the discount rate and forecasted volatility of the Company’s common stock price. Our audit procedures for the valuation of the contingent consideration included the following, among others:

●	We evaluated management’s calculation of the share adjustment by performing a recalculation and testing the inputs for completeness and accuracy.
●	We evaluated the methodologies used in the valuation model and tested the significant assumptions. For example, we compared the discount rate and the forecasted volatility of the Company’s common stock price to its historical volatility and assessed the completeness and accuracy of the underlying data.
●	We involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates.

/s/ Macias, Gini, and O’Connell LLP

We have served as the Company’s auditor since 2022

Irvine, California

April 18, 2025

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$1,207,406	$1,761,225
Accounts receivable, net of allowance for credit losses of $371,654 and $350,112, respectively	5,170,043	7,034,950
Accounts receivable, related party	2,250,379	2,625,713
Prepaid expenses and other assets	940,966	3,138,162
Inventory	8,249,645	10,675,540
Total Current Assets	17,818,439	25,235,590

Property and equipment, net	353,720	58,159
Operating lease right-of-use asset, related party	538,776	-
Intangibles, net	28,645,847	31,362,388
Goodwill	12,361,520	26,689,391

Total Assets	$59,718,302	$83,345,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,485,811	$9,630,170
Accounts payable, related parties	1,658,188	168,870
Other payables and accrued liabilities	4,326,011	2,476,186
Accrued interest, related parties	-	5,681
Fair value of Share Adjustment	9,299,703	36,931,330
Treasury stock payable, current	-	65,700
Notes payable, $2,472,500 and $4,472,500 from related parties, respectively	2,522,983	4,559,219
Line of Credit	-	3,835,247
Revolving loan, net of discounts	3,651,330	-
Lease liability, current portion – related party	67,278	-
Total Current Liabilities	32,011,304	57,672,403

Lease liability, net of current portion – related party	482,190	-
Total Liabilities	32,493,494	57,672,403

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at December 31, 2024 and 2023, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 647,431,696 and 488,926,717 shares issued and outstanding at December 31, 2024 and 2023, respectively	647,432	488,926
Class B common stock, $.001 par value; 300,000,000 shares authorized no shares issued and outstanding, at December 31, 2024 and 2023, respectively	-	-
Additional paid in capital	99,499,510	75,130,223
Treasury stock at cost	(328,500)	(394,200)
Equity consideration payable	-	5,707,261
Accumulated deficit	(81,420,357)	(63,769,469)
Total Starco Brands’ Stockholders’ Equity	18,398,085	17,162,741

Non-controlling interest	8,826,723	8,510,384
Total Stockholders’ Equity	27,224,808	25,673,125

Total Liabilities and Stockholders’ Equity	$59,718,302	$83,345,528

The accompanying notes are an integral part of these audited consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2024	December 31, 2023

Revenue	$52,527,130	$51,948,733

Revenue, related parties	6,140,172	11,696,722

Cost of goods sold	33,907,301	34,991,482

Cost of goods sold, related parties	3,896,551	2,688,160

Gross profit	$20,863,450	$25,965,813

Operating Expenses:
Compensation expense	$9,037,123	$15,899,492
Professional fees	3,533,052	5,861,649
Marketing, general and administrative	18,890,738	19,829,585
Fair value share adjustment (gain) loss	(10,544,263)	215,531
Goodwill impairment	14,327,871	29,612,700
Intangibles impairment	13,304	-
Total operating expenses	35,257,825	71,418,957

Loss from operations	(14,394,375)	(45,453,144)

Other Expense:
Interest expense	961,588	850,105
Other expense	1,978,586	98,872
Total other expense, net	2,940,174	948,977

Loss before provision for income taxes	$(17,334,549)	$(46,402,121)
Provision for income taxes	-	-

Net loss	$(17,334,549)	$(46,402,121)
Net income (loss) attributable to non-controlling interest	316,339	$(210,871)

Net loss attributable to Starco Brands	$(17,650,888)	$(46,191,250)

Loss per share, basic	$(0.03)	$(0.10)
Loss per share, diluted	$(0.03)	$(0.10)

Weighted Average Shares Outstanding - Basic	625,126,628	447,083,254
Weighted Average Shares Outstanding - Diluted	625,126,628	447,083,254

The accompanying notes are an integral part of these audited consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Equity Consideration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Payable	Equity

Balance at December 31, 2022	291,433,430	$291,433	-	$-	$43,332,886	$(394,200)	$(17,578,219)	$93,982	$7,114,513	$32,860,395

Estimated fair value of contributed services and stock-based compensation	270,838	270	-	-	1,923,492	-	-	-	-	1,923,762

Issuance of shares from Soylent acquisition	177,954,287	177,955	-	-	26,515,189	-	-	-	-	26,693,144

Equity payable from Soylent acquisition	-	-	-	-	-	-	-	-	2,446,380	2,446,380

Skylar purchase price acquisition adjustments	-	-	-	-	-	-	-	-	(482,380)	(482,380)

Soylent acquisition measurement period adjustment	-	-	-	-	6,672	-	-	-	-	6,672

Skylar Sephora Consideration	19,268,162	19,268	-	-	3,351,984	-	-	-	(3,371,252)	-

Whipshots shares issued	-	-	-	-	-	-	-	8,627,273	-	8,627,273

Net loss	-	-	-	-	-	-	(46,191,250)	(210,871)	-	(46,402,121)

Balance at December 31, 2023	488,926,717	$488,926	$-	$-	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation	-	-	-	-	1,733,168	-	-	-	-	1,733,168

Soylent Share Adjustment	125,642,385	125,643	-	-	16,961,721	-	-	-	-	17,087,364

Shares issued in connection to equity payable related to Soylent acquisition	16,309,203	16,309	-	-	2,430,071	-	-	-	(2,446,380)	-

Shares issued in connection to equity payable related to Skylar acquisition	11,573,660	11,574	-	-	2,303,158	-	-	-	(2,314,732)	-

Shares issued in connection to equity payable related to AOS acquisition	4,979,731	4,980	-	-	941,169	-	-	-	(946,149)	-

Share repurchase	-	-	-	-	-	65,700	-	-	-	65,700

Net (loss) income	-	-	-	-	-	-	(17,650,888)	316,339	-	(17,334,549)

Balance at December 31, 2024	647,431,696	$647,432	$-	$-	$99,499,510	$(328,500)	$(81,420,357)	$8,826,723	$-	$27,224,808

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2024	December 31, 2023
Cash Flows From Operating Activities:
Net loss	$(17,334,549)	$(46,402,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	14,327,871	29,612,700
Intangibles impairment	13,304	-
Contributed services	-	63,734
Stock based compensation	1,733,168	10,469,018
Depreciation	15,029	12,718
Amortization of intangible assets	2,831,972	2,802,685
Amortization of debt discount	109,787	70,751
(Gain) loss on stock payable share adjustment	(10,544,263)	215,531
Changes in operating assets and liabilities:
Accounts receivable	1,864,907	(1,767,793)
Accounts receivable, related parties	375,334	(70,188)
Prepaid expenses and other assets	2,197,196	(785,943)
Inventory	2,425,895	5,674,096
Operating lease right of use asset	(538,776)	61,353
Accounts payable	855,641	438,655
Accounts payable, related parties	1,489,318	-
Other payables and accrued liabilities	1,849,825	325,985
Accrued interest, related parties	(5,681)	27,081
Operating lease liability	549,468	(61,605)

Net Cash Provided By Operating Activities	2,215,446	686,657

Cash Flows From Investing Activities:
Cash acquired in Acquisition of Business, net of cash paid	-	143,099
Purchases of intangibles	(128,735)	(336,670)
Purchases of property & equipment	(310,590)	(36,436)

Net Cash Used In in Investing Activities	(439,325)	(230,007)

Cash Flows From Financing Activities:
Advances from / loans paid to related parties	(2,000,000)	800,000
Proceeds from notes payable	301,164	127,148
Payments to notes payable	(337,400)	(102,431)
Proceeds from Line of Credit	-	1,552,281
Payment to Line of Credit	(3,835,247)	(2,517,034)
Proceeds from notes receivable	-	95,640
Proceeds from Revolving loan	35,014,606	-
Payments to Revolving loan	(31,473,063)	-
Repurchase of common stock	-	(131,400)

Net Cash Used In Financing Activities	(2,329,940)	(175,796)

Net (Decrease) Increase In Cash	(553,819)	280,854

Cash - Beginning of Period	1,761,225	1,480,371

Cash - End of Period	$1,207,406	$1,761,225

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$851,776	$592,934
Income taxes	$-	$-

Noncash investing and financing activities:
Estimated fair value of shares issued in acquisitions	$-	$30,071,067
Estimated fair value of shares payable to be issued for acquisitions	$-	$36,931,330
Debt discount on notes payable issued with warrants	$-	$18,282
Settlement of Soylent share adjustment	$17,087,364	$-
Shares issued in connection with equity payable related to Soylent acquisition	$2,446,380	$-
Shares issued in connection with equity payable related to Skylar acquisition	$2,314,732	$-
Shares issued in connection with equity payable related to AOS acquisition	$946,149	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (STCB) was incorporated in the State of Nevada on January 26, 2010, under the name Insynergy, Inc. On September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board of Directors (“Board”) determined the change of STCB’s name was in the best interests of the Company due to changes in its current and anticipated business operations. In July 2017, STCB entered into a licensing agreement with The Starco Group (“TSG”), a related party entity, located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

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

On January 3, 2023, the Board approved the Amended and Restated Articles of Incorporation of Starco Brands, Inc. (the “Amended and Restated Articles). On January 6, 2023, the stockholders of the Company representing 53.47% of the Company’s outstanding common stock adopted the Amended and Restated Articles. On February 9, 2023, the Company filed the Amended and Restated Articles, which, among other things, (i) increased the authorized shares of common stock, par value $0.001 per share, from 300,000,000 shares (the “Old Common Stock”) to 2,000,000,000 shares, (ii) established two classes of Common Stock, consisting of (y) 1,700,000,000 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), and (z) 300,000,000 shares of Class B common stock, par value $0.001 per share and (iii) reclassified all issued, outstanding or authorized Old Common Stock of the Company into Class A common stock on a one-for-one basis. As a result, following the filing of the Amended and Restated Articles with the Nevada Secretary of State, the Company’s prior “common stock” was renamed Class A common stock on its trading symbol. The authorized preferred stock, with a par value of $0.001 per share and totaling 40,000,000 shares, has remained unchanged.

NOTE 2 – GOING CONCERN

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $81.4 million at December 31, 2024, which includes the impact of its net loss of $17,334,549 for the year ended December 31, 2024, and a working capital deficiency of approximately $14.2 million at December 31, 2024, with a small portion of the debt coming due within one year of the date of the financial statements being issued. Management evaluated the principal conditions that initially gave rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of approximately $6.2 million on the balance sheet as of December 31, 2024 includes $2,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 9). Management plans include (i) continuing to increase net cash provided by operating activities, which was approximately $2.2 million for the year ended December 31, 2024, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

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

Our consolidated subsidiaries at December 31, 2024 and 2023 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Additionally, during the fourth quarter of 2024, the Company discovered a misclassification of expenses related to Amazon shipping costs; such had been grouped under Costs of goods sold during the year ended December 31, 2023 and for the first three quarters of 2024. Management determined that these expenses should have been classified as a contra-revenue adjustment and the current period financials reflect the appropriate classification. To allow for the conformity of presentation of the prior period financial statements to the current period financial statements, and to maintain comparability among the periods presented in compliance with U.S. GAAP, the Company has reclassified the prior year expenses as presented below; such reclassifications had no impact on net loss or earnings per share.

	Year Ended December 31, 2023
	Previously
Account	Recorded Balance	Corrected Balance	Reclassified Amount
Statement of Operations
Revenue	53,514,516	51,948,733	(1,565,783)
Cost of goods sold	34,743,117	34,991,482	248,365	(1)
Marketing, general and administrative	21,643,733	19,829,585	(1,814,148)

(1)	Note that the balance mentioned is the sum of (i) the adjustment of $1,814,148 to increase cost of goods sold and (ii) the adjustment of $1,565,783 to decrease cost of goods sold, for a net increase of $248,365.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. Significant estimates include the timing for revenue recognition, testing goodwill and intangibles for impairment, recoverability of long-lived assets, estimating the allowance for doubtful accounts, determining the net realizable value of inventory, assessing the value of certain share-based adjustments, income taxes, fair value of contributed services, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2024 or 2023.

Accounts Receivable

We measure accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. We calculate the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our partners and customers. The allowance for uncollectible amounts is evaluated quarterly and as of December 31, 2024 and December 31, 2023, the balance was $371,654 and $350,112, respectively.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2024 and December 31, 2023.

The following table summarized the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of December 31, 2024:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of Share Adjustment	$9,299,703	$-	$-	$9,299,703
Total Liabilities	$9,299,703	$-	$-	$9,299,703

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

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the years ended December 31, 2024 and 2023:

Fair Value of Share Adjustment
Balance at Acquisition Date	$36,715,800
Loss on Fair Value of Share Adjustment	215,531
Balance at December 31, 2023	36,931,330
Fair Value of Shares Issued	(17,087,364)
Gain on Fair Value of Share Adjustment	(10,544,263)
Balance at December 31, 2024	$9,299,703

Property and Equipment, net

Property and equipment are recorded at historical cost, net of depreciation; all property and equipment with a cost of $2,000 or greater are capitalized. Depreciation is computed using straight-line over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. Construction in progress (“CIP”) relates to costs for assets under construction or development that are not yet ready for their intended use; such will be transferred to their appropriate asset category upon completion. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

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

Stock-based Compensation

The Company accounts for stock-based compensation per the provisions of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatility is based on the volatility of comparable companies’ common stock. The expected term of awards granted is derived using estimates based on the specific terms of each award. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable, options and warrants are calculated using the treasury stock method. Any outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding warrants have been excluded from the Company’s computation of net loss per share of common stock for the years ended December 31, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Year Ended December 31,
	2024	2023

Warrants	39,100,000	39,350,000
Stock Options	3,640,000	-
Acquisition Stock Consideration Payable	136,760,338	232,850,684
Total	179,500,338	272,200,684

Intangible Assets

Definite-lived intangible assets consist of certain domain names, trademarks and trade names. Definite-lived intangible assets are amortized utilizing the straight-line method over the assets’ estimated useful lives, which approximate 10-16 years.

Indefinite-lived intangible assets consist of certain trade names and trademarks; these intangible assets are not amortized but are tested for impairment annually or whenever impairment indicators exist.

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

The Company experienced triggering events in 2024 due to lower-than-expected revenue for the AOS component of its Starco Brands segment, prompting a qualitative impairment assessment of its definite-lived intangible assets as of November 30, 2024. The impairment was determined by the Company while analyzing its AOS reporting unit based on the prior year established structure, prior to updating its Starco Brands segment to aggregate AOS and Starco Brands products. The Company recorded a loss on impairment for the definite-lived intangible assets of its AOS subsidiary in the net amount of $13,304 for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of December 31, 2024 are approximately $20,000, $20,000, and $20,000 for each of the years ending December 31, 2025, 2026 and 2027.

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

AOS, the Company’s wholly owned subsidiary, leased its corporate office (“AOS Lease”). The AOS Lease was classified as an operating lease and had a term of 2 years for approximately 1,372 square feet of office space located in West Hollywood, California. The lease expired in September 2023 and had a monthly base rental of $7,546 which increased 4% each year. At the end of the lease term in September 2023, the Company did not renew the lease.

On May 1, 2024, the Company entered into a three-year lease agreement (the “Citrus Lease”) with a lessor who is a related party (see Note 9 for additional information) for the rental of the second and third floors of a premise containing approximately 3,000 square feet located at 706 N. Citrus Ave, Los Angeles, CA 90038. The lease was classified as an operating lease and has a monthly base rent of $10,000 per month, with a base rent increase of 5% each year. There is an option for the Company to renew for an additional three years with notice given within 90 days before the end of the term.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 13 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of December 31, 2024. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the years ended December 31, 2024 and December 31, 2023.

Acquisitions, Intangible Assets and Goodwill

The consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The Company typically employs an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Intangible assets are amortized over their estimated lives. Any intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.

The Company reviews goodwill for impairment at least annually or more frequently if indicators of impairment exist. Our goodwill impairment test may require the use of qualitative judgements and fair-value techniques, which are inherently subjective. Impairment loss, if any, is recorded when a reporting unit’s fair value of goodwill is less than its carrying value.

The Company experienced triggering events in 2024 due to lower-than-expected revenue for each segment, prompting impairment assessments of goodwill as of November 30, 2024.

The Company engaged a third-party valuation firm to determine the fair value of the reporting units under ASC 350. The Company recorded total goodwill impairment losses in the amount of $14,327,871 for the year ended December 31, 2024; the goodwill impairment losses are allocated as follows: $2,944,871 to the Starco Brands segment and $11,383,000 to the Soylent segment.

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

As of December 31, 2024 and December 31, 2023, goodwill was $12,361,520 and $26,689,391, respectively.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker (“CODM”) and views the Company’s operations and manages its business in three reportable operating segments: (i) Starco Brands, which includes AOS, Whipshots Holdings and Whipshots LLC, (ii) Skylar, and (iii) Soylent. The CODM assesses the performance of operating segments and determines the allocation of resources based primarily on gross profit as a whole.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU” or “ASUs”), and management periodically reviews new accounting standards that are issued.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company does not expect this standard to have a material impact on the Company’s financial statement.

Recently Adopted Accounting Pronouncements

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments were designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 and it did not have a material impact on its consolidated financial statements. See Note 4 - Segments for further information.

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

Balance sheet data are reviewed by the Chief Operating Decision Maker (“CODM”) on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The CODM uses the following measures to assess segment performance:

Profit or Loss Measures

●	Revenues
●	Revenues – related parties
●	Gross profit
●	Income from operations

Significant Expense Categories

●	Cost of goods sold
●	Cost of goods sold – related parties
●	Compensation expense
●	Professional fees
●	Marketing, general and administrative expenses
●	Fair value share adjustment gain/loss
●	Goodwill impairment

The following tables present gross profit or loss and significant expenses by reporting segment:

	Year Ended December 31, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$6,010,542	$10,460,347	$36,056,241	$52,527,130
Gross revenues, related parties	6,140,172	-	-	6,140,172
Cost of revenues	1,421,731	4,247,702	28,237,868	33,907,301
Cost of revenues, related parties	3,896,551	-	-	3,896,551
Gross profit	6,832,432	6,212,645	7,818,373	20,863,450

Compensation expense	3,938,074	1,466,491	3,632,558	9,037,123
Professional fees	2,269,402	206,839	1,056,811	3,533,052
Marketing, general and administrative	6,398,254	4,521,725	7,970,759	18,890,738
Fair value share adjustment loss	-	-	(10,544,263)	(10,544,263)
Goodwill impairment	2,944,871	-	11,383,000	14,327,871
Intangibles impairment	13,304	-	-	13,304
Total operating expenses	15,563,905	6,195,055	13,498,865	35,257,825

(Loss) income from operations	$(8,731,473)	$17,590	$(5,680,492)	$(14,394,375)

	Year Ended December 31, 2023
	Starco Brands	Skylar	Soylent(1)	Total
Gross revenues	$4,625,452	$10,670,620	$36,652,661	$51,948,733
Gross revenues, related parties	11,696,722	-	-	11,696,722
Cost of revenues	1,240,973	4,570,452	29,180,057	34,991,482
Cost of revenues, related parties	2,688,160	-	-	2,688,160
Gross profit	12,393,041	6,100,168	7,472,604	25,965,813

Compensation expense	11,019,955	1,446,834	3,432,703	15,899,492
Professional fees	3,707,516	827,399	1,326,734	5,861,649
Marketing, general and administrative	7,198,459	4,672,343	7,958,783	19,829,585
Fair value share adjustment loss	-	-	215,531	215,531
Goodwill impairment	9,145,000	-	20,467,700	29,612,700
Total operating expenses	31,070,930	6,946,576	33,401,451	71,418,957

Loss from operations	$(18,677,889)	$(846,408)	$(25,928,847)	$(45,453,144)

[1]	The Company does not report results for Soylent prior to the date of acquisition, February 15, 2023, as Soylent was not yet a subsidiary of the Company.

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

As of December 31, 2023, the Company had paid $1,821 in cash to non-accredited investors. Additionally, the Company had held back $6,137 in cash, the equivalent of 62,499 shares to be paid to non-accredited investors.

The AOS Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$12,608,560

Assets acquired:
Cash and cash equivalents	200,661
Accounts receivable	153,764
Prepaid and other assets	167,565
Inventory	656,448
PP&E, net	16,622
Intangibles	17,309
Right of use asset	85,502
Total assets acquired	1,297,871

Liabilities assumed:
Accrued liabilities	562,919
Accounts payable	128,724
Right of use liability	87,539
Total liabilities assumed	779,182

Net assets acquired	518,689

Goodwill[2]	$12,089,871

[1]	Consideration consisted of the following: $1,821 cash paid to sellers at the acquisition date, $11,654,452 of shares transferred to sellers at the acquisition date, $4,147 of cash to be paid to sellers, $1,990 of cash holdback to be paid to sellers at the end of the holdback period and $946,149 of equity holdback to be paid to sellers at the end of the holdback period, which is 18-month holdback period from the date of the AOS Acquisition.
[2]	Note that Goodwill was subsequently impaired as of December 31, 2023 in the amount of $9,145,000.

The purchase price allocation was based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the AOS Acquisition. The above purchase price allocation was final and not subject to further change.

The Company incurred approximately $845,000 in transaction costs related to the AOS Acquisition, primarily coming from legal, banking, accounting, and other professional service fees. All costs related to the acquisition, other than costs to issue equity securities, were expensed in the period in which the costs were incurred, in line with ASC 805-10-25-23.

On March 12, 2024, which was the 18-month holdback period from the date of the AOS Acquisition was completed, the Company had no outstanding claims and issued the former shareholders of AOS an aggregate of 4,979,731 shares of Class A common stock and $6,137 in cash that was being held back on the December 31, 2023 balance sheet.

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

On March 15, 2024, the Company and certain former stockholders of Soylent and current stockholders of the Company’s Class A common stock (the “Consenting Stockholders”), entered into a stockholder agreement (“Stockholder Agreement”) with the Company, which modified the treatment of certain terms of the Soylent Merger Agreement with respect to the Consenting Stockholders. The Stockholder Agreement (i) revises the calculation for the Consenting Stockholders’ respective pro rata share of the Share Adjustment (as defined in the Soylent Merger Agreement) to utilize a customary 30-day moving volume-weighted average price (“VWAP”) in calculating the price per share of the Class A common stock at each adjustment date, and (ii) bifurcates the calculation for Consenting Stockholders’ respective pro rata share of the Share Adjustment into two adjustments, the first adjustment calculable based on the VWAP ending February 14, 2024 (“First Adjustment Date”), and the second adjustment calculable based on the VWAP ending May 15, 2025 (“Second Adjustment Date”). Generally, if the trading price of the Acquiror Common Stock (as defined in the Soylent Merger Agreement) based on the VWAP, is below $0.35 per share but no less than $0.15 per share, on each of February 14, 2024 and May 15, 2025, then, at no additional cost to the Consenting Stockholders, additional shares of Acquiror Common Stock are issuable based on the calculation methodology set forth in the Stockholder Agreement. As of the date of this filing and including joinders to the Stockholder Agreement signed subsequent to March 15, 2024, the Consenting Stockholders represent approximately 92.7% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Merger Agreement. Certain other former stockholders of Soylent may sign joinders to the Stockholder Agreement following the date of this filing.

The fair value of the rights to receive these shares was estimated by a third-party valuation firm to be $0.189 per share on the acquisition date or an approximate share adjustment value of $36,715,800. At the time of filing the Company’s Form 10-K for the year ended December 31, 2023, the Consenting Shareholders were assumed to represent approximately 85.3% of the total shares held by all former stockholders of Soylent issued pursuant to the Soylent Merger Agreement. As such, for the former Soylent shareholders (the “Soylent Shareholders”) that were not expected to join the Stockholder Agreement, the fair value of the rights to receive these shares were $0.136 per share on December 31, 2023, or the Company’s stock price as of February 14, 2024, the “Adjustment Date”, or a share adjustment value of $6,101,455. For the assumed Consenting Stockholders, the fair value of the rights to receive these shares was estimated by a third-party valuation firm to be $0.186 per share on December 31, 2023 or an approximate share adjustment value of $30,829,876. Included in the Consenting Stockholders approximate share adjustment value of $30,829,876 as of the same date, were the fair value rights to receive shares on the First Adjustment Date in the Stockholder Agreement of $15,506,101, or $0.16 per share, the VWAP of the Company’s stock price as of February 14, 2024. The total share adjustment value as of December 31, 2023 was $36,931,330.

The Soylent Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$66,055,323

Assets acquired:
Cash and cash equivalents	336,429
Accounts receivable	5,267,157
Prepaid and other assets	1,450,129
Inventory[2]	13,315,983
PP&E, net	8,568
Intangibles[3]	24,600,000
Total assets acquired	44,978,226

Liabilities assumed:
Accounts payable	6,114,812
Line of Credit	4,800,000
Accrued liabilities	986,038
Total liabilities assumed	11,900,850

Net assets acquired	33,077,416

Goodwill[4]	$32,977,908

[1]	Consideration consists of the following: $200,000 cash paid for Soylent’s transaction closing costs at the acquisition date, $26,693,143 of shares transferred to sellers at the acquisition date, $2,446,380 of equity holdback to be paid to sellers at the end of the indemnity period, and an estimated $36,715,800 of stock payable liability to be paid as part of the $0.35 per share adjustment on the Adjustment Date. The stock payable was assessed under ASC 480 and ASC 815 and determined that classification as a liability was appropriate.
[2]	Based on the valuation of the Soylent Acquisition, inventory was marked up to fair value in the amount $3,010,592. All fair value markup is allocated to finished goods.
[3]	Based on the valuation of the Soylent Acquisition, new intangible assets classified as tradenames and trademarks and customer relationships were identified as of Soylent Acquisition date, with a fair value of $19,900,000 and $4,700,000, respectively. The tradenames and customer relationship intangible asset will be amortized over a period of 15 years and 7 years, respectively.
[4]	Note that Goodwill was subsequently impaired as of December 31, 2023 in the amount of $20,467,700.

The purchase price allocation was based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the Soylent Acquisition. The above purchase price allocation was final and not subject to further change.

Soylent incurred approximately $5.7 million in transaction costs related to the Soylent Acquisition, primarily coming from legal, banking, accounting, and other professional service fees. All costs related to the acquisition, other than costs to issue equity securities, were expensed in the period in which the costs were incurred, in line with ASC 805-10-25-23.

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement and Stockholder Agreement, as applicable. On the same date, the Company also settled the Equity Payable balance of $2,446,380 from the Soylent Acquisition as of December 31, 2023 by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement.

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A Common Stock Opening Balance Holdback from the Soylent Shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587, which reduced the original settlement amount of $18,099,951 to a net settlement amount of $17,087,364. The Company recorded additional adjustments in the fair value of the derivative liability throughout the year to arrive at a total share adjustment value on the balance sheet of $9,299,703 as of December 31, 2024. The Company estimates it will issue approximately 135 million shares of its common stock on the second adjustment date.

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

The 11,573,660 additional restricted shares of Class A common stock to be issued after an 18-month indemnification period and the 19,268,162 earnout shares of Class A common stock to be issued if certain future sales metrics are met, were deemed to be part of the consideration paid for the acquisition. The 11,573,660 additional shares of Class A common stock that may be issued in the event of an indemnity claim against the Company were not deemed to be part of the consideration paid for the acquisition as the Company does not expect any additional shares will be issued under the indemnity clause.

On December 31, 2023, 19,286,162 shares valued at $3,351,984 were issued to Skylar Stockholders as Skylar reached all earnout sales metrics outlined in the purchase agreement.

As of December 31, 2023, the Company had paid $27,273 in cash to non-accredited investors.

The Skylar Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Consideration[1]	$21,417,681

Assets acquired:
Cash and cash equivalents	339,679
Accounts receivable	381,762
Prepaid and other assets	701,566
Inventory	2,508,287
PP&E, net	25,942
Intangibles	161,693
Customer relationships[2]	2,215,000
Trade names and trademarks[3]	6,815,000
Total assets acquired	13,148,929

Liabilities assumed:
Accrued liabilities	540,036
Accounts payable	2,425,524
Total liabilities assumed	2,965,560

Net assets acquired	10,183,369

Goodwill	$11,234,312

[1]	Consideration consisted of the following: $2,039,345 cash paid to sellers at the acquisition date, $13,120,924 of shares transferred to sellers at the acquisition date, $571,428 of shares transferred to pay sellers expenses, $2,314,732 of equity holdback to be paid to sellers at the end of the holdback period and $3,371,252 of contingent shares payable.
[2]	Based on the valuation of the Skylar Acquisition, customer relationships, a new intangible asset was identified and given a fair value of $2,215,000. The customer relationships intangible asset will be amortized over a period of 16 years.
[3]	Based on the valuation of the Skylar Acquisition, trade names and trademarks, a new intangible asset was identified and given a fair value of $6,815,000. The trade names and trademarks intangible asset will be amortized over a period of 10 years.

The purchase price allocation was based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed from a final third-party valuation of the Skylar Acquisition. The above purchase price allocation was final and not subject to further change.

The Company incurred approximately $1,770,000 in transaction costs related to the Skylar Acquisition, primarily coming from legal, banking, accounting and other professional service fees. All costs related to the acquisition, other than costs to issue equity securities, were expensed in the period in which the costs were incurred, in line with ASC 805-10-25-23.

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

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors’ and officers’ insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of December 31, 2024 and 2023, the remaining balances of these loans was $50,483 and $69,418, respectively. For the years ended December 31, 2024 and 2023, these insurance loans incurred approximately $8,490 and $3,115, respectively, of interest expense.

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

During April and May 2024, the Company made two principal payments totaling $3,063,995 to pay off the loan and as of December 31, 2024, the outstanding balance on the Soylent Revolver and the related accrued interest account are closed and are zero. During 2024, the Soylent Revolver incurred $125,578 of interest expense.

Gibraltar Loan and Security Agreement – Revolving Loan

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

Each Revolving Loan advanced under the Revolving Loan Commitment bears interest at a rate per annum equal to One Month Term SOFR plus the Applicable Margin. If a Revolving Loan or any portion thereof is considered a part of the Permitted Overadvance Amount under the Loan and Security Agreement, the Applicable Margin for such loan shall be increased by an additional two percent (2.00%) per annum. Revolving Loans may be repaid at any time and reborrowed up to but not including the Maturity Date. On the Maturity Date, the outstanding aggregate principal balance of all Revolving Loans shall be due and payable. The interest rate for the revolving loan was 10.00% as of December 31, 2024.

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

The Loan and Security Agreement also contains customary events of default, including nonpayment of principal, interest, fees, or other amounts when due, violation of covenants, breaches of representations or warranties, cross defaults, change of control, insolvency, bankruptcy events, and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. Upon the occurrence of an event of default, the outstanding obligations under the Loan and Security Agreement may be accelerated and become due and payable immediately. As of December 31, 2024, the Company had several Events of Default under the Loan and Security Agreement, due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company is not in payment default. The Company is exploring options with Lender to reset the financial covenant in line with its current forecast and Lender is in discussions with the Company regarding a waiver of existing defaults. The balance of the revolving loan was $3,917,956 with a debt discount of $266,626, for a net balance of $3,651,330, with interest expense on the loan for the year ended December 31, 2024 of $395,184.

CEO Notes

See Note 9 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following as of December 31:

	2024	2023
Accrued compensation	$740,649	$369,416
Accrued royalties	1,237,500	67,099
Deferred revenue	457,633	397,872
Trade payable	1,163,001	580,553
Other accrued expenses	727,228	1,061,246
Total	$4,326,011	$2,476,186

These liabilities represent obligations incurred as of the reporting date but not yet paid; accrued compensation includes wages and bonuses earned by employees, and accrued royalties include royalty payments that are potentially owed but not yet paid. Deferred revenue is for amounts received but not yet earned, primarily related to gift card liabilities and loyalty rewards obligations, and trade payables consist of amounts owed to suppliers for goods or services purchased. Other accrued expenses primarily consist of operational costs incurred but not yet invoiced.

NOTE 8– COMMITMENTS & CONTINGENCIES

The Company is not currently involved in any legal proceedings that, in management’s opinion, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in its financial statements if it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it currently does not have any amount accrued as it is not a defendant in any claims or legal actions.

Whipshots

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”) entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The agreement provided that Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets will be payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by the Company solely from the sale of Whipshots/Whipshotz Products. The payments are subject to a minimum amount in each contract year and a maximum aggregate amount. In connection with this agreement, the Company paid $58,620 through 2023 and $135,000 in 2024; the Company has accrued $291,783 to be paid pursuant to this agreement in 2025, all of which has been recorded as an indefinite-lived intangible asset for a total of $485,403.

On September 14, 2021, Whipshots Holdings, LLC (formerly Whipshots, LLC) a Delaware limited liability company (“Whipshots Holdings”), entered into a License Agreement (the “Washpoppin License Agreement”) with Washpoppin Inc., a New York corporation (“Washpoppin”). Pursuant to the Washpoppin License Agreement, Washpoppin licensed certain Licensed Property (as defined therein) of the recording artist professionally known as “Cardi B” (the “Artist”) to us. Whipshots Holdings and Washpoppin entered into an amended and restated Washpoppin License Agreement (“A&R Washpoppin License Agreement”), with an effective date of November 27, 2023. As part of the A&R Washpoppin License Agreement, in exchange for royalty rates based on Net Sales (as defined therein) during each applicable contract period, the Washpoppin warrants to cause the Artist to attend certain in person events, media interviews, participate in the development of the Licensed Products (as defined therein), and promote the Licensed Products through social media posts on the Artist’s social media platforms. We have committed to a minimum royalty payment under the A&R Washpoppin License Agreement of an aggregate of $3,300,000 subject to Washpoppin’s satisfaction of its obligations. As part of the A&R Washpoppin License Agreement, the previous unvested Whipshots Holdings shares issued to Washpoppin vesting was accelerated and additional Whipshots Holdings shares were issued to Washpoppin, resulting in a stock-based compensation expense to Whipshots Holdings of $8,627,273 during 2023.

During the years ended December 31, 2024 and 2023 the Company incurred expenses related to this agreement of approximately $1,600,000 and $1,130,000, respectively, which are recorded under marketing, general and administrative expenses on the income statement.

Soylent Share Adjustment

Pursuant to the Soylent Acquisition, the Company is expecting to issue approximately 135 million shares of common stock in connection with the Share Adjustment (as defined in Note 5) to the former owners of Soylent based upon the stock price of the Company on the Adjustment Date (as defined in Note 5). The Company engaged a third-party valuation firm to estimate the fair value of this contingent liability by performing a Monte Carlo simulation to forecast the value of the Company’s stock and the implied value of the Share Adjustment. See Note 5 – Acquisitions for further discussion. The fair value of the Share Adjustment on the Soylent Acquisition date was $36,715,800 and as of December 31, 2024, the fair value was $9,299,703.

Royalties and Licenses

The Company has contracts with some licensors that include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract.

Our minimum contractual royalty-based obligations remaining as of December 31, 2024 are approximately $20,000, $20,000, and $20,000 for each of the years ending December 31, 2025, 2026 and 2027. See Note 3 – Royalties and Licenses for further information.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, Sanford Lang, the Company’s former Chairman and CEO, advanced $289,821 to STCB to cover general operating expenses. The advance carried a monthly interest payment of $2,545 and was payable on demand. In June 2021, Mr. Lang and Mr. Martin Goldrod, a former Board member and the Company’s Secretary, entered into agreements with STCB under which the advance from Mr. Lang, along with all other amounts owed to both parties, were fully repaid. Following this, both Mr. Lang and Mr. Goldrod resigned from the Board.

As part of the agreements, STCB repurchased shares from Mr. Lang and Mr. Goldrod at a rate of $10,950 per month. The purchase price for these shares was determined based on the volume-weighted average trading price of the common stock over the last 10 trading days of each month. During the years ended December 31, 2023, and December 31, 2022, STCB paid an aggregate of $131,400 in each year to Mr. Lang and Mr. Goldrod. By December 31, 2023, the Company completed the final repurchase of 1,862,154 shares valued at $328,500. The share repurchases are recorded as treasury stock payable on the balance sheet. The aforementioned agreements have since been terminated and are no longer in effect

Ross Sklar, CEO Notes

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

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	08/31/2026	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	08/31/2026	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	08/31/2026	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	08/31/2026	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	08/31/2026	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	08/31/2026	Prime + 2%
	$4,000,000	(1)

(1)	Note that $1,527,500 of this total was repaid to Mr. Sklar in 2024 from proceeds under the Gibraltar Loan (see Loan and Security Agreement – Related Party below).

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

On February 14, 2022, the Company issued an unsecured note to Sklar with a principal amount of $472,500, which was excluded from the note consolidation. The note carried an annual interest rate of 4% and was set to mature two years from its issuance. It was convertible into shares of Company common stock at a conversion price of $0.29 per share, based on the 10-day volume-weighted average trading price prior to issuance. On May 10, 2024, the Company and Sklar amended the note, extending its maturity date to December 31, 2024. The note was fully repaid in 2024 using proceeds from the Gibraltar Loan, and the Company no longer has any obligations under it.

As of December 31, 2024 and 2023, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $2,472,500 and $4,472,500, respectively. For 2023, this total includes the February 14, 2022 Note.

Loan and Security Agreement – Related Party

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

In exchange for the subordination of and the maturity extension reflected in the Amended Consolidated Secured Promissory Note, $2,000,000 of the revolving loan available cash under the Loan and Security Agreement was used to repay the February 14, 2022 Note in its entirety and to pay down the interest and a portion of principal balance on the Amended Consolidated Secured Promissory Note. As of December 31, 2024 and 2023, the outstanding principal due to Mr. Sklar under outstanding notes was $2,472,500 and $4,472,500, respectively. As of December 31, 2024 and December 31, 2023, there was no accrued interest due on these notes.

For the years ended December 31, 2024 and 2023, the outstanding notes held by Mr. Sklar incurred interest expense of $328,207 and $393,715, respectively.

Operating Lease – Related Party

On May 1, 2024, the Company entered into the Citrus Lease with a lessor who is a related party (see Note 3 and Note 13 for additional information) for the rental of the second and third floors of a premise containing approximately 3,000 square feet located at 706 N. Citrus Ave, Los Angeles, CA 90038. The lease was classified as an operating lease and has a monthly base rent of $10,000 per month, with a base rent increase of 5% each year. There is an option for the Company to renew for an additional three years with notice given within 90 days before the end of the term.

In accordance with ASC 842 - Leases, the Company recognized an ROU asset and corresponding lease liability for $587,914 on the consolidated balance sheet for long-term office leases, as well as lease expense of $90,692 for the year ended December 31, 2024. See Note 13 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

Other Related Party Transactions

During the years ended December 31, 2024 and 2023, the Company recognized revenue from related parties of $6,140,172 and $11,696,722, respectively. There were $2,250,379 and $2,742,508 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2024 and December 31, 2023, respectively. All revenues earned in relation to these accounts receivable are from related parties. Ross Sklar serves as the Chairman of Temperance.

During the years ended December 31, 2024 and 2023, the Company recognized cost of goods from products purchased from related parties of $3,896,551 and $2,688,160, respectively. There were $1,658,188 and $168,870 of accounts payable owing to TSG and other related parties as of December 31, 2024 and December 31, 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company received contributed services at a value of approximately $0 and $334,572 (approximately $270,567 of stock compensation for shares vesting to advisors), respectively. These costs are expensed and recorded as additional paid-in capital in the period the services are provided.

NOTE 10 – STOCK WARRANTS

On March 3, 2023, the Company entered into an agreement with Ross Sklar for 114,286 warrants to purchase shares of Class A common stock to be issued as a funding fee for the $800,000 secured promissory note (see Note 9). The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On June 1, 2023, the Company entered into an agreement with a consultant for services to be performed. As consideration therefore, the Company granted the consultant stock warrants to purchase 150,000 shares of common stock. The warrants vest over a three-year term. The warrants were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

					Risk-
	Number of				free
	Stock	Stock	Strike	Expected	Interest	Dividend	Expected	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	Term	Value
03/03/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	5.0 years	$18,710
06/01/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0 years	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	41,085,714	$0.24	4.64	$45,714
Issued	264,286	0.11	4.88	15,886
Expired	2,000,000	1.05	-	-
Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$61,600

Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$61,600
Expired	(250,000)	1.00	-	-
Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000

Exercisable, December 31, 2024	29,438,863	$0.19	2.88	$21,000

The fair value of stock warrants granted and vested during the year ended December 31, 2024 was zero and $1,564,350, respectively.

The fair value of stock warrants granted and vested during the year ended December 31, 2023 was $32,723 and $1,607,901 respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s common stock outstanding and exercisable as of December 31, 2024:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.90	300,000	0.75	$0.90	300,000
0.19	38,300,000	2.90	0.19	28,638,863
0.20	100,000	2.84	0.20	100,000
0.01	400,000	3.05	0.01	400,000
	39,100,000	2.88	$0.19	29,438,863

The compensation expense attributed to the issuance of the stock warrants is recognized as they vest.

Total compensation expense related to the stock warrants was $1,564,350 and $1,589,191 for the years ended December 31, 2024 and 2023, respectively and was included in compensation expense on the statement of operations. As of December 31, 2024, there was $1,190,594 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of December 31, 2024 is $21,000 for total outstanding and exercisable warrants, which was based on our estimated fair value of the common stock of $0.06, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 11 – STOCKHOLDERS’ OPTIONS

On November 27, 2023, the Board approved the 2023 Equity Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards, collectively, the “Stock Awards”. Stock Awards may be granted under the Equity Plan to the Company’s, and its subsidiaries’, employees, officers, directors and consultants. The maximum number of shares of Class A common stock available for issuance under the Equity Plan is 100,000,000 shares.

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

Options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. There were no stock options issued or outstanding for the year ended December 31, 2023.

Date	Number of Stock Options	Stock Price[1]	Strike Price	Expected Volatility	Interest Rate	Dividend Rate	Expected Term (years)[2]	Fair Value
1/1/2024	4,660,000	$0.19	$0.17	134.97%	4.00%	0.00%	4.0	$731,548
05/16/2024	390,000	$0.11	$0.11	135.44%	4.49%	0.00%	4.0	$30,616

[1]	Grant exercise price is based on the prior trading day’s closing price of $0.164 on December 29, 2024 and $0.11 on May 15, 2024.
[2]	Options granted vest over various time periods ranging from two to four years with the majority vesting over a four-year term.

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	purchase with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2023	-	$-	-	$-
Issued	5,050,000	0.17	9.04
Exercised	-	-	-	-
Cancelled/Forfeited	(1,410,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, December 31, 2024	4,760,000	$0.17	9.26	$-

Exercisable, December 31, 2024	876,036	$0.17	9.26	$-

The compensation expense attributed to the issuance of stock options is recognized as the options vest; total compensation expense related to options was $168,818 for the year ended December 31, 2024 and was included in compensation expense on the statement of operations. As of December 31, 2024, there was $562,112 in future compensation cost related to non-vested stock options.

As of December 31, 2024, the aggregate intrinsic value for total outstanding and exercisable options is zero; such is based on our estimated fair value of the common stock of $0.06 had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock Issuances

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback and $2,446,380 equity consideration payable by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent merger agreement (see Note 5).

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement and Stockholder Agreement, as applicable. On the same date, the Company also settled the Equity Payable balance of $2,446,380 from the Soylent Acquisition as of December 31, 2023 by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement.

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A Common Stock Opening Balance Holdback from the Soylent Shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587, which reduced the original settlement amount of $18,099,951 to a net settlement amount of $17,087,364. This also reduced the number of Class A common shares issued to the Soylent Shareholders to a net number of 125,642,385 shares. The Company recorded additional changes in the fair value of the derivative liability throughout the year to arrive at a total share adjustment value on the balance sheet of $9,299,703 as of December 31, 2024.

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

NOTE 13 – LEASES

The following tables present net related party lease costs and other supplemental lease information:

Year Ended
December 31, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$90,692
Sublease income	(90,692)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$90,692
Operating lease – operating cash flows (liability reduction)	$38,446
Current leases – right of use assets	$538,776
Current liabilities – operating lease liabilities	$67,278
Non-current liabilities – operating lease liabilities	$482,190

Operating lease ROU assets	$538,776
Weighted-average remaining lease term (in years)	5.33
Weighted-average discount rate	10.91%

Year Ended
December 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$66,684
Sublease income	(66,684)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$66,684
Operating lease – operating cash flows (liability reduction)	$61,605
Current leases – right of use assets	$-
Current liabilities – operating lease liabilities	$-
Non-current liabilities – operating lease liabilities	$-

Operating lease ROU assets	$
Weighted-average remaining lease term (in years)	-
Weighted-average discount rate	2.1%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2024:

Fiscal Year	Operating Leases
2025	$124,000
2026	130,200
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	736,230
Less: Imputed Interest	(186,761)
Present value of net future minimum lease payments	$549,468

NOTE 14 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

December 31, 2024
Computer equipment	$104,747
Tools and equipment	147,903
Furniture and equipment	39,202
CIP	333,340
Property and equipment, gross	625,192
Less: Accumulated depreciation	(271,472)
Property and equipment, net	$353,720

December 31, 2023
Computer equipment	$127,497
Tools and equipment	147,903
Furniture and equipment	39,202
Property and equipment, gross	314,602
Less: Accumulated depreciation	(256,443)
Property and equipment, net	$58,159

Construction in Progress (“CIP”) represents costs incurred for ongoing projects that are not yet ready for their intended use. During the year ended December 31, 2024, the balance of CIP was $333,340 and consists of expenditures related to the implementation of a new enterprise resource planning (“ERP”) system within the Company. This project is expected to be completed and transferred to its respective asset category by the end of 2025.

NOTE 15 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	December 31, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names	$27,200,404	$3,905,777	$23,294,627
Customer relationships	6,915,000	1,563,780	5,351,220
Intangible Assets	$34,115,404	$5,469,557	$28,645,847

For the year ended December 31, 2024, the Company incurred a net intangibles impairment loss of $13,304 pertaining to domain names for the AOS component of the Starco Brands segment.

	December 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names	$26,937,670	$1,885,389	$25,052,281
Customer relationships	7,049,000	753,914	6,295,086
Domain names	25,750	10,730	15,021
Intangible Assets	$34,012,420	$2,650,032	$31,362,388

Amortization expense as of December 31, 2024 and 2023 was $2,831,972 and $2,802,685, respectively.

As of December 31, 2024, the expected future amortization expense of intangible assets was as follows:

Fiscal Period:
2025	$2,824,750
2026	2,824,750
2027	2,824,750
2028	2,824,750
2029	2,824,750
Thereafter	14,522,097
Total	$28,645,847

NOTE 16 – GOODWILL

The changes in the carrying amounts of goodwill during the years ended December 31, 2024 and 2023 were as follows:

	Starco Brands	Skylar	Soylent	Total
Balance as of December 31, 2022	$12,089,871	$20,746,692	$-	$32,836,563
Additions	-	-	32,977,908	32,977,908
Purchase consideration adjustments	-	(9,512,380)	-	(9,512,380)
Impairment	(9,145,000)	-	(20,467,700)	(29,612,700)
Balance as of December 31, 2023	$2,944,871	$11,234,312	$12,510,208	$26,689,391
Additions	-	-	-	-
Purchase consideration adjustments	-	-	-	-
Impairment	(2,944,871)	-	(11,383,000)	(14,327,871)
Balance as of December 31, 2024	$-	$11,234,312	$1,127,208	$12,361,520

NOTE 17 – INVENTORY

Inventory by major class are as follows:

	December 31, 2024	December 31, 2023
Raw materials	$1,484,997	$1,283,992
Finished goods	6,764,648	9,391,548
Total inventory	$8,249,645	$10,675,540

NOTE 18 – INCOME TAX

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

Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2024	2023
Deferred Tax Assets (Liabilities):
Net operating losses	$25,430,000	$20,861,000
Stock-based compensation	1,899,000	3,035,000
Interest expense	381,000	179,000
Accounts receivable reserve	129,000	121,000
Contributions carryover	242,000	285,000
Research and development credits	-	839,000
Intangibles	(8,307,000)	(8,358,000)
Inventory	684,000	(361,000)
Research and development costs	57,000	27,000
Total deferred tax assets:	20,515,000	16,628,000
Less valuation allowance	(20,515,000)	(16,628,000)
Net deferred tax assets (liabilities)	$-	$-

The income tax provision for the years ended December 31 is comprised of:

	2024	2023
Current federal	$-	$-
Current state	-	-
Deferred federal	-	-
Deferred state	-	-
Provision for income tax	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and effective state income tax rates to pretax income from operations for the years ended December 31, due to the following:

	2024	2023
Book loss	$(4,939,354)	$(12,984,984)
Meals and entertainment	10,426	14,467
Goodwill impairment	4,009,454	8,286,700
Fair value share adjustment	(2,950,664)	60,313
Opening balance sheet (acquisitions)	-	(10,977,844)
True up adjustment	(10,350)	310,513
Other non-deductible expenses	(6,512)	17,835
Change in valuation allowance	3,887,000	15,273,000
Provision for income tax	$-	$-

At December 31, 2024, the Company had net operating loss carry forwards of approximately $101,421,000 including approximately $19,171,000 from periods prior to 2017 that may be offset against future taxable income through 2032. Net operating losses from 2017 and later carry an indefinite life. At December 31, 2024, the Company had state net operating loss carry forwards of approximately $72,902,000 that may be offset against future taxable income through 2032. The Company’s valuation allowance increased by $3,887,000 and $15,273,000 for the years ended December 31, 2024 and 2023, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2020.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). As of December 31, 2024, the Company has not performed a formal Section 382 study; however, the Company has reviewed its temporary taxable differences in conjunction with its temporary deductible differences as a measure against its definite lived net operating losses and anticipates any impact to be mitigated with additional net operating losses from temporary deductible differences.

The Company acquired approximately $44.3 million in net operating loss carryforwards as a result of its 2023 acquisition of Soylent. The Company also acquired approximately $14.4 million and $17.8 million in net operating loss carryforwards as a result of its 2022 acquisitions of AOS and Skylar, respectively. The Company believes the future benefit of those net operating losses are limited due to the change of ownership provisions under Section 382.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax position through its income tax expense.

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no subsequent events exist.

