Form 10-Q
period 2025-03-31
Starco Brands, Inc.
filed 2025-05-20
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 20, 2025, there were 784,192,034 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	1,624,892	1,207,406
Accounts receivable, net of allowance for credit losses of $600,009 and $371,654, respectively	4,320,736	5,170,043
Accounts receivable, related party	-	2,250,379
Prepaid expenses and other assets	2,877,487	940,966
Inventory	8,159,148	8,249,645
Total Current Assets	16,982,263	17,818,439

Property and equipment, net	463,057	353,720
Operating lease right-of-use asset	519,616	538,776
Intangibles, net	27,958,339	28,645,847
Goodwill	12,361,520	12,361,520

Total Assets	58,284,795	59,718,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	11,414,068	10,485,811
Accounts payable, related parties	410,815	1,658,188
Other payables and accrued liabilities	4,718,214	4,326,011
Fair value of share adjustment	5,607,174	9,299,703
Notes payable, $2,472,500 and $2,472,500 from related parties, respectively	2,498,073	2,522,983
Revolving loan, net of discounts	3,429,984	3,651,330
Lease liability, current portion	70,644	67,278
Total Current Liabilities	28,148,972	32,011,304

Lease liability, net of current portion	463,674	482,190
Total Liabilities	28,612,646	32,493,494

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 647,431,696 and 647,431,696 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	647,432	647,432
Class B common stock, $.001 par value; 300,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid in capital	99,970,746	99,499,510
Treasury stock at cost	(328,500)	(328,500)
Accumulated deficit	(79,541,501)	(81,420,357)
Total Starco Brands’ Stockholders’ Equity	20,748,177	18,398,085

Non-controlling interest	8,923,972	8,826,723
Total Stockholders’ Equity	29,672,149	27,224,808

Total Liabilities and Stockholders’ Equity	58,284,795	59,718,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Revenue	$9,818,757	$12,929,191

Revenue, related parties	1,050,312	2,310,196

Cost of goods sold	5,227,850	7,073,235

Cost of goods sold, related parties	897,981	1,152,008

Gross profit	$4,743,238	$7,014,144

Operating Expenses:
Compensation expense	$1,736,188	$2,574,728
Professional fees	780,224	1,196,118
Marketing, general and administrative	3,384,418	5,315,953
Fair value share adjustment (gain) loss	(3,692,529)	1,921,949
Total operating expenses	2,208,301	11,008,748

Income (loss) from operations	2,534,937	(3,994,604)

Other Expense:
Interest expense	236,636	199,173
Other expense	322,196	76,779
Total other expense, net	558,832	275,952

Income (loss) before provision for income taxes	$1,976,105	$(4,270,556)
Provision for income taxes	-	-

Net income (loss)	$1,976,105	$(4,270,556)
Net income attributable to non-controlling interest	97,249	192,122

Net income (loss) attributable to Starco Brands	$1,878,856	$(4,462,678)

Income (loss) per share, basic	$0.00	$(0.01)
Income (loss) per share, diluted	$0.00	$(0.01)

Weighted Average Shares Outstanding - Basic	647,431,696	565,485,843
Weighted Average Shares Outstanding - Diluted	826,709,534	565,485,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Equity Consideration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Payable	Equity

Balance at December 31, 2023	488,926,717	$488,926	-	$-	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation	-	-	-	-	483,466	-	-	-	-	483,466

Soylent Share Adjustment	133,087,875	133,088	-	-	17,966,863	-	-	-	-	18,099,951

Equity payable related to Soylent acquisition	16,309,203	16,309	-	-	2,430,071	-	-	-	(2,446,380)	-

Equity payble related to AOS acquisition	4,979,731	4,980	-	-	941,169	-	-	-	(946,149)	-

Share repurchase			-	-	-	65,700	-	-	-	65,700

Net loss	-	-	-	-	-	-	(4,462,678)	192,122	-	(4,270,556)

Balance at March 31, 2024	643,303,526	$643,303	-	$-	$96,951,792	$(328,500)	$(68,232,147)	$8,702,506	$2,314,732	$40,051,686

Balance at December 31, 2024	647,431,696	$647,432	-	$-	$99,499,510	$(328,500)	$(81,420,357)	$8,826,723	$0	$27,224,808

Stock-based compensation					471,236					471,236

Net income							1,878,856	97,249		1,976,105

Balance at March 31, 2025	647,431,696	$647,432	$-	$-	$99,970,746	$(328,500)	$(79,541,501)	$8,923,972	$0	$29,672,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities:
Net income (loss)	$1,976,105	$(4,270,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	471,236	483,466
Depreciation	2,013	4,666
Amortization of intangible assets	704,508	701,604
Amortization of debt discount	47,051	-
(Gain) loss on stock payable share adjustment	(3,692,529)	1,921,949
Changes in operating assets and liabilities:
Accounts receivable	849,307	1,769,887
Accounts receivable, related parties	2,250,379	208,617
Prepaid expenses and other assets	(1,936,521)	590,876
Inventory	90,497	(585,128)
Operating lease right of use asset	19,160	-
Accounts payable	928,257	827,692
Accounts payable, related parties	(1,247,373)	-
Other payables and accrued liabilities	392,203	(824,939)
Other payables and accrued liabilities, related parties	-	(5,681)
Operating lease liability	(15,150)	-
Net Cash Provided By Operating Activities	839,143	822,453

Cash Flows From Investing Activities:
Purchases of intangibles	(17,000)	(26,649)
Purchases of property & equipment	(111,350)	(26,850)

Net Cash Used In Investing Activities	(128,350)	(53,499)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	113,138
Payments to notes payable	(24,910)	(105,105)
Payment to Line of Credit	-	(771,252)
Proceeds from Revolving loan	10,347,483	-
Payments to Revolving loan	(10,615,880)	-

Net Cash Used In Financing Activities	(293,307)	(763,219)

Net Increase In Cash	417,486	5,735

Cash - Beginning of Period	1,207,406	1,761,225

Cash - End of Period	$1,624,892	$1,766,960

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$228,897	$199,179
Income taxes	$-	$-

Noncash operating and financing activities:
Settlement of Soylent share adjustment	$-	$18,099,951
Shares issued in connection with equity payable related to Soylent acquisition	$-	$2,446,380
Shares issued in connection with equity payable related to AOS acquisition	$-	$946,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (“STCB”) was incorporated in the State of Nevada on January 26, 2010, under the name Insynergy, Inc. On September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board of Directors (“Board”) determined the change of STCB’s name was in the best interests of the Company due to changes in its current and anticipated business operations. In July 2017, STCB entered into a licensing agreement with The Starco Group (“TSG”), a related party entity, located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to this substantial doubt include historical net losses as indicated by the Company’s accumulated deficit of approximately $79.5 million at March 31, 2025, which includes the impact of its net income of $1,976,105 for the three months ended March 31, 2025, and a working capital deficiency of approximately $11.2 million at March 31, 2025. Management evaluated the principal conditions that initially gave rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are justified as they are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of approximately $5.9 million on the balance sheet as of March 31, 2025 includes $2,472,500 of notes payable to Ross Sklar (“Sklar”), who has a large minority ownership of the Company that provides incentive for Mr. Sklar to extend or refinance the notes before the notes become due, as seen historically (see Note 9). Management plans include (i) continuing to increase net cash provided by operating activities, which was approximately $0.8 million for the three months ended March 31, 2025, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and to provide additional working capital, if needed. To achieve these objectives, management has proposed and approved plans to increase top line revenue for each segment while decreasing overall expenses as a percentage of revenue, as a result of realizing synergies from the acquisitions of AOS, Skylar and Soylent, and utilizing the Company’s back-end shared service model to reduce expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

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

Our consolidated subsidiaries at March 31, 2025 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2024. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

Reclassification

During the fourth quarter of 2024, the Company discovered a misclassification of expenses related to Amazon shipping costs; such had been grouped under Costs of goods sold during the first three quarters of 2024. Management determined that these expenses should have been classified as a contra-revenue adjustment and the current period financials reflect the appropriate classification. To allow for the conformity of presentation of the prior period financial statements to the current period financial statements, and to maintain comparability among the periods presented in compliance with U.S. GAAP, the Company has reclassified the prior year expenses as presented below; such reclassifications had no impact on net loss or earnings per share.

	Three Months Ended March 31, 2024
	Previously
Account	Recorded Balance	Corrected Balance	Reclassified Amount
Statement of Operations
Revenue	15,490,681	15,239,387	(251,294)
Cost of goods sold	8,476,537	8,225,243	(251,294)
Gross profit	7,014,144	7,014,144	-

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in its accounts. It believes it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2025 or December 31, 2024.

Accounts Receivable

The Company measures accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. It calculates the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, its partners and customers. The allowance for uncollectible amounts is evaluated quarterly and as of March 31, 2025 and December 31, 2024, the balances were $600,009 and $371,654, respectively.

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

The carrying amount of the Company’s condensed consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2025 and December 31, 2024.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of March 31, 2025:

		Fair Value Measurement at Reporting Date Using
	Carrying Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Fair Value of potential Share Adjustment	$5,607,174	$-	$-	$5,607,174
Total Liabilities	$5,607,174	$-	$-	$5,607,174

Pursuant to the Soylent Acquisition, the Company was required to issue Share Adjustments (as defined in Note 5) to the former owners of Soylent based upon the stock price of the Company on the Adjustment Date (as defined in Note 5). The Company engaged a third-party valuation firm to estimate the fair value of this contingent liability by performing a Monte Carlo simulation to forecast the value of the Company’s stock and the implied value of the Share Adjustment. See Note 5 for further discussion. The fair value of the Share Adjustment on the Soylent Acquisition date was $36,715,800. The inputs to estimate the fair value of the Share Adjustment were the market price of the Company’s Class A common stock, the option expected term, the volatility of the Company’s Class A common stock price and the risk-free interest rate. Significant changes to any unobservable input may result in a significant change in the fair value measurement.

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the three months ended March 31, 2025:

Fair Value of Share Adjustment

Balance at December 31, 2024	$9,299,703
Fair Value of Shares Issued	-
Gain on Fair Value of Share Adjustment	(3,692,529)
Balance at March 31, 2025	$5,607,174

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

Stock-based Compensation

The Company accounts for stock-based compensation per the provisions of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatility is based on the volatility of comparable companies’ common stock. The expected term of awards granted is derived using estimates based on the specific terms of each award. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our Class A common stock on the trading day of the grant date.

Net Income (Loss) Per Common Share

Net income (loss) per share of Class A common stock is computed by dividing the net income (loss) by the weighted average number of shares of Class A common stock outstanding during the year. All outstanding options are considered potential shares of Class A common stock. The dilutive effect, if any, of stock payable, options and warrants are calculated using the treasury stock method. Any outstanding convertible notes are considered shares of Class A common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of Class A common stock equivalents is anti-dilutive with respect to losses, outstanding warrants have been excluded from the Company’s computation of net income (loss) per share of Class A common stock for the three months ended March 31, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net income (loss) position even though the exercise price could be less than the average market price of the Class A common stock:

	Three Months Ended March 31,
	2025	2024
Warrants	38,850,000	39,350,000
Stock options	3,602,500	4,660,000
Acquisition Stock Consideration Payable	136,760,338	142,146,084
Total	179,212,838	186,156,084

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the three months ended March 31, 2025 and 2024, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of March 31, 2025 are approximately $20,000, $20,000 and $20,000 for the years ending December 31, 2025, 2026, and 2027, respectively.

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

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the condensed consolidated balance sheet for long-term office leases. See Note 12 for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of March 31, 2025. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the three months ended March 31, 2025 and 2024.

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

No impairment losses related to goodwill were recognized for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, goodwill was $12,361,520 and $12,361,520, respectively.

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

The CODM uses the following measures to assess segment performance:

Profit or Loss Measures

●	Revenues
●	Revenues – related parties
●	Gross profit
●	Income from operations

Significant Expense Categories

●	Cost of goods sold
●	Cost of goods sold – related parties
●	Compensation expense
●	Professional fees
●	Marketing, general and administrative expenses
●	Fair value share adjustment gain/loss
●	Goodwill impairment

The following tables present gross profit and significant expenses by reporting segment:

	Three Months Ended March 31, 2025
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$1,150,225	$1,413,933	$7,254,599	$9,818,757
Gross revenues, related parties	1,050,312	-	-	1,050,312
Cost of revenues	213,384	558,982	4,455,484	5,227,850
Cost of revenues, related parties	897,981	-	-	897,981
Gross profit	1,089,172	854,951	2,799,115	4,743,238

Compensation expense	874,485	220,399	641,304	1,736,188
Professional fees	611,869	54,232	114,123	780,224
Marketing, general and administrative	908,413	859,489	1,616,516	3,384,418
Fair value share adjustment gain	-	-	(3,692,529)	(3,692,529)
Total operating expenses	2,394,767	1,134,120	(1,320,586)	2,208,301

(Loss) income from operations	$(1,305,595)	$(279,169)	$4,119,701	$2,534,937

	Three Months Ended March 31, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$1,673,890	$2,075,125	$9,180,176	$12,929,191
Gross revenues, related parties	2,310,196	-	-	2,310,196
Cost of revenues	224,917	843,068	6,005,250	7,073,235
Cost of revenues, related parties	1,152,008	-	-	1,152,008
Gross profit	2,607,161	1,232,057	3,174,926	7,014,144

Compensation expense	1,034,475	446,321	1,093,932	2,574,728
Professional fees	838,356	123,038	234,724	1,196,118
Marketing, general and administrative	1,821,850	1,011,633	2,482,470	5,315,953
Fair value share adjustment loss	-	-	1,921,949	1,921,949
Total operating expenses	3,694,681	1,580,992	5,733,075	11,008,748

Loss from operations	$(1,087,520)	$(348,935)	$(2,558,149)	$(3,994,604)

NOTE 5 – ACQUISITIONS

Soylent Acquisition

On February 15, 2023, the Company completed the acquisition of Soylent through its wholly-owned subsidiary, Starco Merger Sub I, which merged with Soylent, with Soylent as the surviving entity. Soylent produces a wide range of plant-based nutrition products, including shakes, powders, and bars. The Soylent Acquisition was a cash and stock deal, with the Company paying $200,000 in cash as reimbursement of Soylent’s closing expenses and issuing shares of Class A common stock at $0.15 per share, which amount was equal to the fair value of the stock on the acquisition date. As part of the transaction, the Company reserved an (a) aggregate of up to 165,336,430 restricted shares of Class A common stock for Soylent shareholders, (b) 12,617,857 restricted shares of Class A common stock to satisfy existing Soylent change in control obligations, and (c) additional shares for change-in-control obligations and other financial adjustments (“Opening Balance Holdback”). A share price adjustment provision was included—if the Company’s stock trades below $0.35 per share on February 14, 2024, additional shares (the “Share Adjustment”) will be issued to compensate.

On March 15, 2024, the Company and certain former Soylent stockholders and current stockholders of the Company’s Class A common stock (the “Consenting Stockholders”) entered into a Stockholder Agreement (the “Stockholder Agreement”), modifying aspects of the Soylent Merger Agreement with respect to the Consenting Stockholders. The Stockholder Agreement modified the Share Adjustment calculation by using a 30-day volume-weighted average price (“VWAP”) and bifurcated the Share Adjustment into a share adjustment on February 14, 2024 (the “First Adjustment Date” and the shares issued thereby the “First Adjustment Shares”) and a share adjustment on May 15, 2025 (the “Second Adjustment Date” and the shares issued thereby the “Second Adjustment Shares”). Generally, if the Company’s Class A common stock based on the VWAP, is below $0.35 per share on each of the First Adjustment Date and the Second Adjustment Date, as applicable, additional shares would be issued at no extra cost to stockholders under the Stockholder Agreement. The fair value of share rights was estimated at $0.189 per share on the acquisition date, with a total share adjustment value of $36.7 million. At year-end 2023, the estimated fair value varied based on stockholder participation, resulting in a total adjustment value of $36.9 million.

Effective February 14, 2024, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding on December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders as outlined in the Soylent Merger Agreement and Stockholder Agreement, as applicable. On the same date, the Company also settled the “Equity Payable” balance of $2,446,380 from the Soylent Acquisition as of December 31, 2023 by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders, who were not Consenting Shareholders, as outlined in the Soylent Merger Agreement.

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A Common Stock Opening Balance Holdback from the Soylent Shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587, which reduced the original settlement amount of $18,099,951 to a net settlement amount of $17,087,364. The Company has recorded additional adjustments in the fair value of the derivative liability to arrive at a total share adjustment value on the balance sheet of $5,607,174 as of March 31, 2025. The Company estimates it will issue 136,760,337 shares of its Class A common stock for the Second Share Adjustment (see Note 16 for additional information).

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors’ and officers’ insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of March 31, 2025 and December 31, 2024, the remaining balances of these loans was $25,573 and $50,483, respectively. For the three months ended March 31, 2025 and 2024, these insurance loans incurred approximately $967 and $1,388, respectively, of interest expense.

Gibraltar Loan and Security Agreement – Revolving Loan

On May 24, 2024, STCB and its subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Gibraltar Business Capital, LLC (“Gibraltar”), securing a $12.5 million revolving line of credit to reduce long-term debt and expand working capital. This facility includes a $1.5 million Permitted Overadvance Amount (as defined in the Gibraltar Loan Agreement), which decreases by $125,000 per month starting June 1, 2024. The loan matures on May 24, 2026, with a one-year automatic extension subject to certain conditions.

The Gibraltar Loan accrues interest at One Month Term SOFR plus the Applicable Margin (as defined in the Loan and Security Agreement), with Permitted Overadvance Amounts carrying an additional 2% interest. As of March 31, 2025, the interest rate was 10%, and total outstanding revolving loan balances were $3,649,559, with a net balance of $3,429,984 after discounts with interest expense on the loan of $131,418 for the three months ended March 31, 2025.

The Loan and Security Agreement includes standard financial covenants, including a minimum EBITDA requirement and limitations on indebtedness, liens, asset sales, and stock transactions. There are also customary default provisions, covering events such as nonpayment, covenant violations, insolvency, and material judgments. As of March 31, 2025, the Company had several events of default due to reporting deficiencies and failure to maintain minimum EBITDA financial covenants, though the Company had no payment defaults. Discussions between the Company and Gibraltar are ongoing as the parties explore options to reset financial covenants in line with the Company’s forecasts and to secure waivers of existing defaults.

CEO Notes

See Note 9 for loans to STCB from the Company’s CEO.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$729,803	$740,649
Accrued royalties	1,237,500	1,237,500
Deferred revenue	523,397	457,633
Trade payable	1,206,733	1,163,001
Other accrued expenses	1,020,781	727,228
Total	$4,718,214	$4,326,011

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

Whipshots

In 2021, Whipshots LLC entered into an Intellectual Property Purchase Agreement with Penguins Fly, LLC, acquiring trademarks, domains, social media handles, and other assets related to Whipshots® and Whipshotz®. The purchase price is based on a sliding-scale percentage of gross revenue from product sales solely from the sale of Whipshots® / Whipshotz® products, payable over seven years. The Company has accrued $17,000 during the three months ended March 31, 2025 to be paid pursuant to the agreement, all of which has been recorded as an indefinite-lived intangible asset for a total of $502,404 as of March 31, 2025.

Separately, in 2021, Whipshots Holdings, LLC entered into a License Agreement with Washpoppin Inc. (“Washpoppin”), licensing certain intellectual property of Cardi B for product promotion and brand collaboration. An amended agreement, effective November 27, 2023, formalized her role in events, media, and social promotions, alongside a minimum aggregate royalty payment of $3.3 million. The revised deal also accelerated the vesting of equity for Washpoppin, resulting in equity-based compensation of $8.63 million in 2023. During the three months ended March 31, 2025 and 2024, the Company incurred expenses related to this agreement of approximately $0 and $412,500, respectively, which are recorded under marketing, general and administrative expenses on the statement of operations.

Soylent Share Adjustment

Pursuant to the Soylent Acquisition, the Company is expecting to issue 136,760,337 shares of Class A common stock in connection with the Second Share Adjustment (as defined in Note 5) to the Consenting Stockholders in connection with the Second Adjustment Date (see Note 5). The Company engaged a third-party valuation firm to estimate the fair value of this contingent liability by performing a Monte Carlo simulation to forecast the value of the Company’s stock and the implied value of the Share Adjustment. See Note 5 for further discussion. The fair value of the Share Adjustment on the Soylent Acquisition date was $36,715,800 and as of March 31, 2025, the fair value was $5,607,174. See Note 16 for further discussion.

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

Our minimum contractual royalty-based obligations remaining as of March 31, 2025 are approximately $20,000, $20,000, and $20,000 for each of the years ending December 31, 2025, 2026 and 2027. See Note 3 for further information.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	08/31/2026	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	08/31/2026	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	08/31/2026	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	08/31/2026	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	08/31/2026	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	08/31/2026	Prime + 2%
	$4,000,000	(1)

(1)	Note that $1,527,500 of this total was repaid to Mr. Sklar in 2024 from proceeds received under the Loan and Security Agreement (see Loan and Security Agreement – Related Party below).

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

On February 14, 2022, the Company issued an unsecured note to Sklar with a principal amount of $472,500, which was excluded from the note consolidation. The note carried an annual interest rate of 4% and was set to mature two years from its issuance. It was convertible into shares of Company Class A common stock at a conversion price of $0.29 per share, based on the 10-day volume-weighted average trading price prior to issuance. On May 10, 2024, the Company and Sklar amended the note, extending its maturity date to December 31, 2024. The note was fully repaid in 2024 using proceeds from the Loan and Security Agreement, and the Company no longer has any obligations under it.

As of March 31, 2025 and December 31, 2024, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $2,472,500 and $2,472,500, respectively. For the three months ended March 31, 2025 and December 31, 2024, the notes to Mr. Sklar incurred interest expense of approximately $59,312 and $328,207, respectively.

Operating Lease – Related Party

On May 1, 2024, the Company entered into the Citrus Lease with a lessor who is a related party (see Note 3 and Note 12 for additional information) for the rental of the second and third floors of a premise containing approximately 3,000 square feet located at 706 N. Citrus Ave, Los Angeles, CA 90038. The lease was classified as an operating lease and has a monthly base rent of $10,000 per month, with a base rent increase of 5% each year. There is an option for the Company to renew for an additional three years with notice given within 90 days before the end of the term.

In accordance with ASC 842 - Leases, the Company recognized an ROU asset and corresponding lease liability for $587,914 on the condensed consolidated balance sheet for long-term office leases, as well as lease expense of $34,010 for the three months ended March 31, 2025. See Note 12 for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Other Related Party Transactions

During the three months March 31, 2025 and 2024, the Company recognized revenue from related parties of $1,050,312 and $2,310,196, respectively. There were $0 and $2,250,379 of accounts receivable and accrued accounts receivable from TSG and Temperance as of March 31, 2025 and December 31, 2024, respectively. All revenues earned in relation to these accounts receivable are from related parties.

During the three months ended March 31, 2025 and 2024, the Company recognized cost of goods from products purchased from related parties of $897,981 and $1,152,008, respectively. There were $410,815 and $1,658,188 of accounts payable owing to TSG and other related parties as of March 31, 2025 and December 31, respectively.

NOTE 10 – STOCK WARRANTS

The table below summarizes the grants of stock warrants and includes the assumptions used for valuation under the Black-Scholes option pricing model.

	Number of						Expected
	Stock	Stock	Strike	Expected	Interest	Dividend	Term	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	(years)	Value
10/21/2021	300,000	$0.90	$0.90	75.00%	0.77%	0.00%	1.0	$93,917
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0	$4,088,769
11/1/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0	$8,116
11/3/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0	$54,401
3/3/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0	$18,710
6/1/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(250,000)	0.90	-	-
Outstanding, March 31, 2025	38,850,000	$0.19	2.65	$16,000

Exercisable, March 31, 2025	32,220,803	$0.19	2.65	$16,000

Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$50,800
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2024	39,350,000	$0.20	3.87	$50,800

Exercisable, March 31, 2024	17,449,989	$0.20	3.41	$50,800

The fair value of stock warrants granted and vested during the three months ended March 31, 2025 was zero and $389,179, respectively.

The fair value of stock warrants granted and vested during the three months ended March 31, 2024 was zero and $241,359, respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of March 31, 2025:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.90	50,000	0.50	$0.90	50,000
$0.19	38,300,000	2.65	$0.19	31,670,803
$0.20	100,000	2.59	$0.20	100,000
$0.01	400,000	2.80	$0.01	400,000
	38,850,000	2.65	$0.19	32,220,803

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $389,179 and $390,747 for the three months ended March 31, 2025 and 2024, respectively, and was included in compensation expense on the statement of operations. As of March 31, 2025, there was $801,414 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of March 31, 2025 is $16,000 for total outstanding and exercisable warrants, which was based on our estimated fair value of the Class A common stock of $0.05, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 11- STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	3,640,000	$0.17	9.02	$-
Issued	-	-	-
Exercised	-	-	-	-
Cancelled	(37,500)	0.17	-	-
Expired	-	-	-	-
Outstanding, March 31, 2025	3,602,500	$0.17	8.78	$-

Exercisable, March 31, 2025	1,541,448	$0.17	8.76	$-

Outstanding, December 31, 2023	-	$-	-	$-
Issued	4,660,000	0.17	9.76	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2024	4,660,000	$0.17	9.76	$-

Exercisable, March 31, 2024	590,624	$0.17	9.76	$-

The fair value of stock options granted and vested during the three months ended March 31, 2025 was zero and $82,057, respectively.

The fair value of stock options granted and vested during the three months ended March 31, 2024 was $731,548 and zero, respectively.

The compensation expense attributed to the issuance of stock options is recognized as they are vested. Total compensation expense related to the stock options was $82,057 and $92,719 for the three months ended March 31, 2025 and 2024, respectively, and was included in compensation expense on the statement of operations. As of March 31, 2025, there was $312,565 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of March 31, 2025 is zero for total outstanding and exercisable warrants, which was based on our estimated fair value of the Class A common stock of $0.05, had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – LEASES

The following tables present net related party lease costs and other supplemental lease information:

Three Months Ended
March 31, 2025
Lease cost
Operating lease cost (cost resulting from lease payments)	$34,010
Sublease income	(34,010)
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$34,010
Operating lease – operating cash flows (liability reduction)	$15,150
Current leases – right of use assets	$519,616
Current liabilities – operating lease liabilities	$70,644
Non-current liabilities – operating lease liabilities	$463,674

Operating lease ROU assets	$519,616
Weighted-average remaining lease term (in years)	5.08
Weighted-average discount rate	10.91%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2025:

Fiscal Year	Operating Leases
2025	$94,000
2026	130,200
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	706,230
Less: Imputed Interest	(171,912)
Present value of net future minimum lease payments	$534,318

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
Computer equipment	$104,747	$104,747
Tools and equipment	147,903	147,903
Furniture and equipment	39,202	39,202
CIP	444,690	333,340
Property and equipment, gross	736,542	625,192
Less: Accumulated depreciation	(273,485)	(271,472)
Property and equipment, net	$463,057	$353,720

Construction in Progress (“CIP”) represents costs incurred for ongoing projects that are not yet ready for their intended use. As of March 31, 2025, the balance of CIP was $444,690 and consists of expenditures related to the implementation of a new enterprise resource planning (“ERP”) system within the Company. This project is expected to be completed and transferred to its respective asset category by the end of 2025.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	27,217,404	4,407,819	22,809,585
Customer relationships	6,915,000	1,766,246	5,148,754
Intangible Assets	$34,132,404	$6,174,065	$27,958,339

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$27,200,404	$3,905,777	$23,294,627
Customer relationships	6,915,000	1,563,780	5,351,220
Intangible Assets	$34,115,404	$5,469,557	$28,645,847

Amortization expense for the three months ended March 31, 2025 and 2024 was $704,508 and $701,604, respectively.

As of March 31, 2025, the expected future amortization expense of intangible assets was as follows:

Fiscal period:	March 31, 2025
Remainder of 2025	$2,120,242
2026	2,824,750
2027	2,824,750
2028	2,824,750
2029	2,824,750
Thereafter	14,539,097
Total amortization remaining	$27,958,339

NOTE 15 – INVENTORY

Inventory by major class are as follows:

	March 31, 2025	December 31, 2024
Raw materials	$3,480,115	$1,484,997
Finished goods	4,679,033	6,764,648
Total inventory	$8,159,148	$8,249,645

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no other subsequent events exist, except as noted below.

Second Adjustment Date for Soylent Stockholder Agreement

Pursuant to the Stockholder Agreement, the Second Share Adjustment is calculated as of May 15, 2025, the Second Adjustment Date. The issuance of the Second Adjustment Shares settles the outstanding shares liability of $5,607,174 as of March 31, 2025 by issuing 136,760,337 shares of Class A common stock at a price of $0.041 per share to the Soylent Shareholders as outlined in the Soylent Merger Agreement and Stockholder Agreement, as applicable.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON APRIL 18, 2025. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS, AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2024 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

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

Winona®

STCB is the marketer of record, but not the owner of record for the Winona® Butter Flavor Popcorn Spray. STCB provides marketing services for Winona pursuant to a licensing agreement. Winona Popcorn Spray is sold in Walmart and H-E-B grocery stores, among other retailers. STCB also launched the Winona Popcorn Spray on Amazon through our strategic partner Pattern (formally iServe), who is a stockholder in STCB. Sales grew in 2024, and the Company expects sales to continue to grow in 2025 in this space as management increases the Company’s sales personnel for this product line.

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

Employees

STCB and its subsidiaries had 29 full-time employees as of March 31, 2025 and used independent contractors, consultants and contributed services from related parties on an as needed basis.

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	March 31,	March 31,
	2025	2024	Change
Revenues	$9,818,757	$12,929,191	$(3,110,434)
Revenues, related parties	1,050,312	2,310,196	(1,259,884)
Cost of goods sold	5,227,850	7,073,235	(1,845,385)
Cost of goods sold, related parties	897,981	1,152,008	(254,027)
Gross profit	4,743,238	7,014,144	(2,270,906)
Operating expenses:
Compensation expense	1,736,188	2,574,728	(838,540)
Professional fees	780,224	1,196,118	(415,894)
Marketing, general and administrative	3,384,418	5,315,953	(1,931,535)
Fair value share adjustment	(3,692,529)	1,921,949	(5,614,478)
Total operating expense	2,208,301	11,008,748	(8,800,447)
Income (loss) from operations	2,534,937	(3,994,604)	6,529,541
Other expense:
Interest expense	236,636	199,173	37,463
Other expense	322,196	76,779	245,417
Total other expense	558,832	275,952	282,880
Income (loss) before provision for income taxes	1,976,105	(4,270,556)	6,246,661
Provision for income taxes	-	-	-
Net income (loss)	1,976,105	(4,270,556)	6,246,661
Net income attributable to non-controlling interest	97,249	192,122	(94,873)
Net income (loss) attributable to Starco Brands	$1,878,856	$(4,462,678)	$6,341,534

Revenues

For the three months ended March 31, 2025, we recorded revenues of $9,818,757, compared to $12,929,191 for the three months ended March 31, 2024 for a decrease of $3,110,434 or 24%. The decrease in the current period was largely due to lower products sales from both Soylent and Skylar as compared to the prior year period.

Revenues, related parties

For the three months ended March 31, 2025, we recorded related party revenues of $1,050,312 compared to $2,310,196 for the three months ended March 31, 2024 for a decrease of $1,259,884 or 55%. This decline was primarily driven by lower royalties received during the current period.

Operating Expenses

For the three months ended March 31, 2025, our compensation expense amounted to $1,736,188, reflecting a decrease of $838,540 or 33%, compared to $2,574,728 for the three months ended March 31, 2024. This decline is primarily attributable to workforce reductions implemented by Soylent in the second half of 2024, as well as the absence of bonus awards in fiscal year 2025.

For the three months ended March 31, 2025, our professional fees totaled $780,224, representing a decrease of $415,894 or 35%, compared to $1,196,118 in the prior period. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease is primarily due to a decrease in recruiting fees, legal fees and accounting/audit fees in the current year period.

For the three months ended March 31, 2025, our marketing, general and administrative expenses amounted to $3,384,418, reflecting a decrease of $1,931,535 or 36%, compared to $5,315,953 for the three months ended March 31, 2024. The decline in expenses for the current period is primarily due to reduced royalty costs and the discontinuation of several vendor services as part of a broader cost-saving initiative.

For the three months ended March 31, 2025, the Company incurred a change in fair value share adjustment gain of $3,692,529, compared to a loss on fair value share adjustment of $1,921,949 in the three months ended March 31, 2024; this was due to a decrease in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares.

Other Expense

For the three months ended March 31, 2025, we had total other expense of $558,832 compared to other expense of $275,952 for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company had interest expense of $236,636 compared to interest expense of $199,173 for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company had other expense of $322,196 compared to other expense of $76,779 for the three months ended March 31, 2024.

Net Income (Loss)

For the three months ended March 31, 2025, we reported a net income of $1,976,105, a significant improvement from the $4,270,556 net loss recorded in the same period of 2024. This reduction is attributed to the change in fair value adjustment from the prior year of $5,614,478, as well as prior-period impacts, which include a loss from changes in the fair value of stock payable to Soylent Stockholders and higher expenses related to the acquisitions of AOS, Skylar, and Soylent.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we have an accumulated deficit of $79,541,501 at March 31, 2025. We used $293,307 in cash from financing activities for the three months ended March 31, 2025, primarily due to $268,397 of net payments toward the revolving loan and $24,910 in payments on notes payable. Our net cash used in financing activities was $763,219 for the three months ended March 31 2024, due primarily to payments on the line of credit and notes payable of approximately $876,000, offset by proceeds from notes payable of approximately $113,000.

Our net cash provided by operating activities was $839,143 for the three months ended March 31, 2025 compared to $822,453 for the three months ended March 31, 2024. Operating expenses for the three months ended March 31, 2025 were $2,208,301, including items such as marketing, advertising and administrative costs, consultant compensation, gain on share fair value adjustment, insurance, legal and other professional fees, stock based compensation, compliance, website maintenance and investor relations. Operating expenses for the three months ended March 31, 2024 were $11,008,748, including items such as marketing and administrative costs, consultant compensation, loss on share fair value adjustment, insurance, legal and other professional fees, compliance and website maintenance.

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bore interest at 4% per annum, compounded monthly, was unsecured, and matured two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note with Ross Sklar in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note is also convertible into the Class A common stock at the lender’s option and a conversion price of $0.29 per share. On December 29, 2022, STCB executed a sixth promissory note with Ross Sklar in the principal amount of $2,000,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on August 1, 2023, and included warrants to purchase 285,714 shares of our Class A common stock at a price of $0.01 per share. On March 3, 2023, STCB executed a seventh promissory note with Ross Sklar in the principal amount of $800,000. This note bears interest at Prime + 4% per annum, compounds monthly, is secured, matures on July 1, 2023, and included warrants to purchase 114,286 shares of our Class A common stock at a price of $0.01 per share.

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

(1) Note that $1,527,500 of this total was repaid to Mr. Sklar in 2024 from proceeds under the Loan and Security Agreement (see Loan and Security Agreement – Related Party below).

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

On February 14, 2022, the Company issued an unsecured note to Sklar with a principal amount of $472,500, which was excluded from the note consolidation. The note carried an annual interest rate of 4% and was set to mature two years from its issuance. It was convertible into shares of Company Class A common stock at a conversion price of $0.29 per share, based on the 10-day volume-weighted average trading price prior to issuance. On May 10, 2024, the Company and Sklar amended the note, extending its maturity date to December 31, 2024. The note was fully repaid in 2024 using proceeds from the Loan and Security Agreement, and the Company no longer has any obligations for this note.

As of March 31, 2025 and December 31, 2024, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $2,472,500 and $4,472,500, respectively.

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

The Loan and Security Agreement also contains customary events of default, including nonpayment of principal, interest, fees, or other amounts when due, violation of covenants, breaches of representations or warranties, cross defaults, change of control, insolvency, bankruptcy events, and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. Upon the occurrence of an event of default, the outstanding obligations under the Loan and Security Agreement may be accelerated and become due and payable immediately. As of March 31, 2025, the Company had several Events of Default under the Loan and Security Agreement, due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company is not in payment default. The Company is exploring options with Lender to reset the financial covenant in line with its current forecast and Lender is in discussions with the Company regarding a waiver of existing defaults. The balance of the revolving loan was $3,649,559 with a debt discount of $219,575, for a net balance of $3,429,984, with interest expense on the loan for the three months ended March 31, 2025 of $59,312.

Going Concern

The audited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions that gave rise to the substantial doubt include, the Company historically incurring net losses as indicated in the Company’s accumulated deficit of $79,541,501 at March 31, 2025 including the impact of its net income of $1,976,105 for the three months ended March 31, 2025 and a working capital deficiency of approximately $11.2 million at March 31, 2025. Management evaluated the principal conditions that initially give rise to the substantial doubt and note that the historical net losses and accumulated deficit impact are primarily made up of non-cash expenses or one-time non-recurring expenses, such as goodwill impairment, stock-based compensation expense, fair value share adjustment loss and acquisition transaction expenses. Total debt of $5,928,057 on the balance sheet as of March 31, 2025 includes $2,472,500 of notes payable to the Company’s CEO, Ross Sklar, who has a large minority ownership of the Company which provides potential incentive for Mr. Sklar to extend or refinance such notes before the notes become due, as such notes have historically been extended and refinanced. Management plans include, (i) continuing to increase net cash provided by operating activities, which was $839,143 for the three months ended March 31, 2025, while decreasing net cash provided by financing activities, and (ii) obtaining an alternative financing source to pay off all current debt outstanding and provide additional working capital, if needed. In order to achieve these plans, management has created and approved plans to increase top line revenue for each segment, while decreasing overall expenses as a percent of revenue, which will be realized through realizing synergies from the acquisitions of AOS, Skylar and Soylent, while utilizing the Company’s back-end shared service model to reduce expenses. The Company is in ongoing negotiations to obtain additional financing to clear historical debt and provide additional working capital. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Working Capital Surplus Deficit

	March 31,	December 31,
	2025	2024
Current assets	$16,982,263	$17,818,439
Current liabilities	28,148,972	32,011,304
Working capital deficit	$(11,166,709)	$(14,192,865)

The decrease in current assets is primarily due to a decrease in accounts receivable of $3,099,686, offset by an increase in prepaid expenses and other assets of $1,936,521. The decrease in current liabilities is primarily the result of a decrease in fair value of share adjustment of $3,692,529.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$839,143	$822,453
Net cash used in investing activities	(128,350)	(53,499)
Net cash used in financing activities	(293,307)	(763,219)
Increase in cash	$417,486	$5,735

Operating Activities

Net cash provided by operating activities was $839,143 for the three months ended March 31, 2025 and was primarily due to a decrease in accounts receivable of $3,099,686, stock-based compensation of $471,236 and amortization of intangible assets of $704,508, offset by an increase in prepaid expenses and other assets of $1,936,521 and a gain on stock payable share adjustment of $3,692,529.

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

Investing Activities

Net cash used in investing activities was $128,350 for the three months ended March 31, 2025 and was due to the purchase of property and equipment and intangibles.

Net cash used in investing activities was $53,499 for the three months ended March 31, 2024 and was due to the purchase of property and equipment and intangibles.

Financing Activities

For the three months ended March 31, 2025 net cash used in financing activities was $293,307, which includes net payments of $268,397 on the revolving loan and payments of $24,910 on notes payable.

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

No impairment losses related to goodwill were recognized for the three months ended March 31, 2025 and 2024.

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

There were no impairment losses related to long-lived assets for the three months ended March 31, 2025 and 2024.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of March 31, 2025. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required.

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

The carrying amount of our consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2025 and December 31, 2024.

We may be required to contemplate the fair value of certain share-based adjustments, which require assumptions about market conditions, volatility and other relevant factors which are often obtained from third-party valuation firms. Significant changes to any unobservable input may result in a significant change in the fair value measurement.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, these disclosure controls and procedures were not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Lack of segregation of duties

●	Lack of corporate documentation

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 18, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)†	Agreement and Plan of Merger, by and among Starco Brands, Inc., Starco Merger Sub I Inc., Soylent Nutrition, Inc., and Hamilton Start, LLC, solely in its capacity as stockholders’ representative and solely for purposes of Article IX, Article X, Section 2.08 and Section 6.11 therein, dated February 14, 2023, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (*)	Amendment to Registration Rights Agreement, dated May 14, 2024, by and among Starco Brands, Inc., and YL Management, LLC in its capacity as Successor Stockholder Representative on behalf of the Investors (as defined in the Registration Rights Agreement, by and between Starco Brands, Inc. and Hamilton Start, LLC, dated February 15, 2023), filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

4.7 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.8 (*)	Amendment to Voting Agreement, dated May 14, 2024, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A to the Voting Agreement, by and between Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

4.9(*)	Stockholder Agreement by and among Starco Brands, Inc., a Nevada corporation, YL Management LLC, a Delaware limited liability company, and certain holders of Acquiror Common Stock (as defined therein) dated March 15, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2024.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2023

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Consolidated Secured Promissory Note of Starco Brands, Inc., issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.10 (*)	Amendment to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated May 31, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.11 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.12 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.13 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.14 (*) (+)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.15 (*) (+)	Loan and Security Agreement, dated as of May 24, 2024, by and among, Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.16 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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
Ross Sklar
Chief Executive Officer, Interim-Chief Financial Officer and Director
(Principal Executive and Financial Officer)
May 20, 2025

