Form 10-Q
period 2025-06-30
Starco Brands, Inc.
filed 2025-08-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 14, 2025, there were 784,192,033 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$909,628	$1,207,406
Accounts receivable, net of allowance for credit losses of $720,551 and $371,654, respectively	5,099,333	5,170,043
Accounts receivable, related party	-	2,250,379
Prepaid expenses and other assets	2,542,442	940,966
Inventory	8,410,362	8,249,645
Total Current Assets	16,961,765	17,818,439

Property and equipment, net	171,338	353,720
Operating lease right-of-use asset	500,035	538,776
Intangibles, net	27,531,699	28,645,847
Goodwill	12,361,520	12,361,520

Total Assets	$57,526,357	$59,718,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,134,377	$10,485,811
Accounts payable, related parties	892,563	1,658,188
Other payables and accrued liabilities	4,773,542	4,326,011
Other payables and accrued liabilities, related parties	387,599	-
Fair value of share adjustment	-	9,299,703
Notes payable, $2,472,500 and $2,472,500 from related parties, respectively	2,853,851	2,522,983
Revolving loan, net of discounts	4,107,627	3,651,330
Lease liability, current portion	74,152	67,278
Total Current Liabilities	23,223,711	32,011,304

Lease liability, net of current portion	443,594	482,190
Total Liabilities	$23,667,305	$32,493,494

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding, at June 30, 2025 and December 31, 2024, respectively	$-	$-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 784,192,033 and 647,431,696 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	784,193	647,432
Class B common stock, $.001 par value; 300,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid in capital	105,871,089	99,499,510
Treasury stock at cost	(328,500)	(328,500)
Accumulated deficit	(81,391,518)	(81,420,357)
Total Starco Brands’ Stockholders’ Equity	24,935,264	18,398,085

Non-controlling interest	8,923,788	8,826,723
Total Stockholders’ Equity	33,859,052	27,224,808

Total Liabilities and Stockholders’ Equity	$57,526,357	$59,718,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$10,586,121	$14,009,707	$20,404,878	$26,938,898

Revenue, related parties	421,379	941,227	1,471,691	3,251,423

Cost of goods sold	5,834,732	8,488,277	11,062,581	15,561,512

Cost of goods sold, related parties	760,488	758,672	1,658,470	1,910,680

Gross profit	$4,412,280	$5,703,985	$9,155,518	$12,718,129

Operating Expenses:
Compensation expense	$1,661,971	$2,435,948	$3,398,159	$5,010,676
Professional fees	911,927	1,140,792	1,692,151	2,336,910
Marketing, general and administrative	3,193,889	4,520,678	6,578,307	9,836,631
Fair value share adjustment loss (income)	-	8,675,565	(3,692,529)	10,597,514
Total operating expenses, net	5,767,787	16,772,983	7,976,088	27,781,731

(Loss) income from operations	(1,355,507)	(11,068,998)	1,179,430	(15,063,602)

Other Expense:
Interest expense	257,538	208,976	494,174	408,149
Other expense	237,156	284,559	559,352	361,338
Total other expense, net	494,694	493,535	1,053,526	769,487

(Loss) income before provision for income taxes	$(1,850,201)	$(11,562,533)	$125,904	$(15,833,089)
Provision for income taxes	-	-	-	-

Net (loss) income	$(1,850,201)	$(11,562,533)	$125,904	$(15,833,089)
Net (loss) income attributable to non-controlling interest	(184)	(3,051)	97,065	189,071

Net (loss) income attributable to Starco Brands	$(1,850,017)	$(11,559,482)	$28,839	$(16,022,160)

Loss per share, basic	$(0.00)	$(0.02)	$0.00	$(0.03)
Loss per share, diluted	$(0.00)	$(0.02)	$0.00	$(0.03)

Weighted Average Shares Outstanding - Basic	716,563,295	639,667,055	682,188,467	602,576,449
Weighted Average Shares Outstanding - Diluted	716,563,295	639,667,005	791,920,084	602,576,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Equity Consideration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Payable	Equity

Balance at December 31, 2023	488,926,717	$488,926	-	$-	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation	-	-	-	-	483,466	-	-	-	-	483,466

Soylent Share Adjustment	133,087,875	133,088	-	-	17,966,863	-	-	-	-	18,099,951

Equity payable related to Soylent acquisition	16,309,203	16,309	-	-	2,430,071	-	-	-	(2,446,380)	-

Equity payable related to AOS acquisition	4,979,731	4,980	-	-	941,169	-	-	-	(946,149)	-

Share repurchase			-	-	-	65,700	-	-	-	65,700

Net loss	-	-	-	-	-	-	(4,462,678)	192,122	-	(4,270,556)

Balance at March 31, 2024	643,303,526	$643,303	-	$-	$96,951,792	$(328,500)	$(68,232,147)	$8,702,506	$2,314,732	$40,051,686

Stock based compensation	-	-	-	-	416,821	-	-	-	-	416,821

Soylent Share Adjustment	(7,445,490)	(7,445)	-	-	(1,005,142)	-	-	-	-	(1,012,587)

Equity payable related to Skylar acquisition	11,573,660	11,574	-	-	2,303,158	-	-	-	(2,314,732)	-

Net loss	-	-	-	-	-		(11,559,482)	(3,051)	-	(11,562,533)

Balance at June 30, 2024	647,431,696	$647,432	-	-	98,666,629	(328,500)	(79,791,629)	(8,699,455)	-	27,893,387

Balance at December 31, 2024	647,431,696	$647,432	-	$-	$99,499,510	$(328,500)	$(81,420,357)	$8,826,723	$-	$27,224,808

Stock-based compensation	-	-	-	-	471,236	-	-	-	-	471,236

Net income	-	-	-	-	-	-	1,878,856	97,249	-	1,976,105

Balance at March 31, 2025	647,431,696	$647,432	$-	$-	$99,970,746	$(328,500)	$(79,541,501)	$8,923,788	$-	$29,672,149

Soylent share adjustment	136,760,337	136,761	-	-	5,470,413	-	-	-	-	5,607,174

Stock-based compensation	-	-	-	-	429,930	-	-	-	-	429,930

Net loss	-	-	-	-	-	-	(1,850,017)	(184)	-	(1,850,201)

Balance at June 30, 2025	784,192,033	784,193	-	-	105,871,089	(328,500)	(81,391,518)	8,923,788	-	33,859,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities:
Net income (loss)	$125,904	$(15,833,089)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation	901,166	900,287
Depreciation	3,893	8,366
Amortization of intangible assets	1,423,588	1,422,096
Amortization of debt discount	94,102	15,684
(Gain) loss on stock payable share adjustment	(3,692,529)	10,597,514
Changes in operating assets and liabilities:
Accounts receivable	70,710	580,190
Accounts receivable, related parties	2,250,379	208,617
Prepaid expenses and other assets	(1,601,476)	(165,407)
Inventory	(160,717)	(2,537,725)
Operating lease right of use asset	38,741	(575,889)
Accounts payable	(351,434)	3,939,164
Accounts payable, related parties	(765,625)	-
Other payables and accrued liabilities	447,532	992,040
Other payables and accrued liabilities, related parties	387,599	(5,681)
Operating lease liability	(31,722)	578,562
Net Cash (Used In) Provided By Operating Activities	(859,889)	124,729

Cash Flows From Investing Activities:
Purchases of intangibles	(18,000)	(49,850)
Purchases of property & equipment	(112,951)	(32,199)

Net Cash Used In Investing Activities	(130,951)	(82,049)

Cash Flows From Financing Activities:
Proceeds from notes payable	417,408	113,138
Payments to notes payable	(86,540)	(162,348)
Payments to related parties	-	(2,000,000)
Payments to Line of Credit	-	(3,835,247)
Proceeds from Revolving loan	19,929,536	6,091,071
Payments to Revolving loan	(19,567,342)	-

Net Cash Provided by Financing Activities	693,062	206,614

Net (Decrease) Increase In Cash	(297,778)	249,294

Cash - Beginning of Period	1,207,406	1,761,225

Cash - End of Period	$909,628	$2,010,519

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$400,067	$392,465
Income taxes	$-	$-

Noncash operating and financing activities:
Settlement of Soylent share adjustment	$5,607,174	$18,099,951
Shares issued in connection with equity payable related to Soylent acquisition	$-	$2,446,380
Shares issued in connection with equity payable related to Skylar acquisition	$-	$2,314,732
Shares issued in connection with equity payable related to AOS acquisition	$-	$946,149
Right of use asset – operating lease	-	575,889
Lease liability – operating lease	$-	$578,562
Reclassification/capitalization of ERP system costs from PP&E to Intangibles	$291,440	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions contributing to substantial doubt regarding the Company’s ability to continue as a going concern include its history of recurring net losses and continued working capital deficiencies. As of June 30, 2025, the Company reported an accumulated deficit of $81,391,518, which includes net loss of $1,850,201 and net income of $125,904 for the three and six months ended June 30, 2025, respectively. Additionally, the Company had a working capital deficit of approximately $6.3 million at June 30, 2025.

Management has evaluated the principal conditions that initially gave rise to substantial doubt regarding the Company’s ability to continue as a going concern. The historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of June 30, 2025, total debt on the balance sheet was approximately $7.0 million, which includes $2,472,500 in notes payable to Ross Sklar (“Sklar”), a significant minority shareholder. Mr. Sklar’s ownership interest provides an incentive to be supportive of the Company regarding repayment of the notes, as has occurred in prior periods (see Note 9). In addition, on July 18, 2025, the Company and its lender entered into a forbearance agreement (the “Forbearance Agreement”) related to its revolving loan facility. The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025.

To address these conditions, management intends to pursue alternative financing sources to enhance liquidity, provide additional working capital, and support repayment of existing debts, if necessary. In support of these objectives, management will continue to pursue strategic initiatives aimed at increasing top-line revenue in the most profitable sales channels across all segments and to reduce overall expenses as a percentage of revenue. Improvements to date have and are expected to continue to result from operational synergies gained through the Company’s back-end shared services model and focus on profitable sales channels.

Despite these plans and the temporary relief provided by the Forbearance Agreement, the conditions described above continue to raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

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

Our consolidated subsidiaries at June 30, 2025 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Reclassification

During the fourth quarter of 2024, the Company discovered a misclassification of expenses related to Amazon shipping costs; such had been grouped under Costs of goods sold during the first three quarters of 2024. Management determined that these expenses should have been classified as a contra-revenue adjustment and the current period financials reflect the appropriate classification. To allow for the conformity of presentation of the prior period financial statements to the current period financial statements, and to maintain comparability among the periods presented in compliance with U.S. GAAP, the Company has reclassified the prior year expenses as presented below; such reclassifications had no impact on gross profit, net loss or earnings per share.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Account	Previously Recorded Balance	Corrected Balance	Reclassification Made	Previously Recorded Balance	Corrected Balance	Reclassification Made
Statement of Operations
Revenue	15,570,741	14,950,934	(619,807)	31,061,422	30,190,321	(871,101)
Cost of goods sold	9,866,756	9,246,949	(619,807)	18,343,293	17,472,192	(871,101)
Gross profit	5,703,985	5,703,985	-	12,718,129	12,718,129	-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2025 or December 31, 2024.

Accounts Receivable

The Company measures accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. It calculates the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, its partners and customers. The allowance for uncollectible amounts is evaluated quarterly and as of June 30, 2025 and December 31, 2024, the balances were $720,551 and $371,654, respectively.

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

The carrying amount of the Company’s condensed consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2025 and December 31, 2024.

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

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the six months ended June 30, 2025:

Fair Value of Share Adjustment

Balance at December 31, 2024	$9,299,703
Fair Value of Shares Issued	(5,607,174)
Gain on Fair Value of Share Adjustment	(3,692,529)
Balance at June 30, 2025	$-

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

Net Income (Loss) Per Common Share

Net income (loss) per share of Class A common stock is computed by dividing the net income (loss) by the weighted average number of shares of Class A common stock outstanding during the year. All outstanding options are considered potential shares of Class A common stock. The dilutive effect, if any, of stock payable, options and warrants are calculated using the treasury stock method. Any outstanding convertible notes are considered shares of Class A common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of Class A common stock equivalents is anti-dilutive with respect to losses, outstanding warrants have been excluded from the Company’s computation of net income (loss) per share of Class A common stock.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net income (loss) position even though the exercise price could be less than the average market price of the Class A common stock:

	Six Months Ended June 30,
	2025	2024
Warrants	38,825,000	39,350,000
Stock options	3,602,500	4,760,000
Acquisition Stock Consideration Payable	-	264,708,523
Total	42,427,500	308,818,523

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the six months ended June 30, 2025 and 2024, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of June 30, 2025 are approximately $0, $20,000 and $20,000 for the years ending December 31, 2025, 2026, and 2027, respectively.

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

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the condensed consolidated balance sheet for long-term office leases. See Note 13 for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of June 30, 2025. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the six months ended June 30, 2025 and 2024.

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

No impairment losses related to goodwill were recognized for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, goodwill was $12,361,520 and $12,361,520, respectively.

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

The CODM uses the following measures to assess segment performance:

Profit or Loss Measures

●	Revenues
●	Revenues – related parties
●	Gross profit
●	Income from operations

Significant Expense Categories

●	Cost of goods sold
●	Cost of goods sold – related parties
●	Compensation expense
●	Professional fees
●	Marketing, general and administrative expenses
●	Fair value share adjustment gain/loss
●	Goodwill impairment

The following tables present gross profit and significant expenses by reporting segment:

	Three Months Ended June 30, 2025
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$1,386,506	$2,445,134	$6,754,481	$10,586,121
Gross revenues, related parties	421,379	-	-	421,379
Cost of goods sold	139,234	1,307,609	4,387,889	5,834,732
Cost of goods sold, related parties	760,488	-	-	760,488
Gross profit	908,163	1,137,525	2,366,592	4,412,280

Compensation expense	874,404	216,221	571,346	1,661,971
Professional fees	682,938	62,591	166,398	911,927
Marketing, general and administrative	956,520	772,298	1,465,071	3,193,889
Fair value share adjustment gain	-	-	-	-
Total operating expenses	2,513,862	1,051,110	2,202,815	5,767,787

(Loss) income from operations	$(1,605,699)	$86,415	$163,777	$(1,355,507)

	Three Months Ended June 30, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$1,142,972	$1,913,896	$10,952,839	$14,009,707
Gross revenues, related parties	941,227	-	-	941,227
Cost of goods sold	207,101	626,394	7,654,782	8,488,277
Cost of goods sold, related parties	758,672	-	-	758,672
Gross profit	1,118,426	1,287,502	3,298,057	5,703,985

Compensation expense	1,001,010	403,780	1,031,158	2,435,948
Professional fees	618,188	179,431	343,173	1,140,792
Marketing, general and administrative	1,482,483	963,080	2,075,115	4,520,678
Fair value share adjustment loss	-	-	8,675,565	8,675,565
Total operating expenses	3,101,681	1,546,291	12,125,011	16,772,983

Loss from operations	$(1,983,255)	$(258,789)	$(8,826,954)	$(11,068,998)

	Six Months Ended June 30, 2025
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$2,536,731	$3,859,067	$14,009,080	$20,404,878
Gross revenues, related parties	1,471,691	-	-	1,471,691
Cost of goods sold	352,617	1,866,591	8,843,373	11,062,581
Cost of goods sold, related parties	1,658,470	-	-	1,658,470
Gross profit	1,997,335	1,992,476	5,165,707	9,155,518

Compensation expense	1,748,889	436,620	1,212,650	3,398,159
Professional fees	1,294,807	116,823	280,521	1,692,151
Marketing, general and administrative	1,864,933	1,631,787	3,081,587	6,578,307
Fair value share adjustment gain	-	-	(3,692,529)	(3,692,529)
Total operating expenses	4,908,629	2,185,230	882,229	7,976,088

(Loss) income from operations	$(2,911,294)	$(192,754)	$4,283,478	$1,179,430

	Six Months Ended June 30, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$2,816,862	$3,989,021	$20,133,015	$26,938,898
Gross revenues, related parties	3,251,423	-	-	3,251,423
Cost of goods sold	432,018	1,469,462	13,660,032	15,561,512
Cost of goods sold, related parties	1,910,680	-	-	1,910,680
Gross profit	3,725,587	2,519,559	6,472,983	12,718,129

Compensation expense	2,035,485	850,101	2,125,090	5,010,676
Professional fees	1,456,544	302,469	577,897	2,336,910
Marketing, general and administrative	3,304,333	1,974,713	4,557,585	9,836,631
Fair value share adjustment loss	-	-	10,597,514	10,597,514
Total operating expenses	6,796,362	3,127,283	17,858,086	27,781,731

Loss from operations	$(3,070,775)	$(607,724)	$(11,385,103)	$(15,063,602)

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

Effective May 20, 2024, it was determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 shares of Class A Common Stock Opening Balance Holdback from the Soylent Shareholders were not due, the effect of which resulted in an adjustment to the liability of $1,012,587, which reduced the original settlement amount of $18,099,951 to a net settlement amount of $17,087,364. The Company has recorded additional adjustments in the fair value of the derivative liability to arrive at a total share adjustment value on the balance sheet of $5,607,174 as of March 31, 2025. On May 15, 2025 (the Second Adjustment Date), the Company issued 136,760,337 shares of Class A common stock to the Soylent Shareholders at a price of $0.041 per share in full satisfaction of the outstanding shares liability of $5,607,174 as of March 31, 2025, pursuant to the Soylent Merger Agreement and, as applicable, the Stockholder Agreement. The Company also recognized a gain on fair value share adjustment of $3,692,529 as a result of the settlement of the liability.

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors’ and officers’ insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of June 30, 2025 and December 31, 2024, the remaining balances of these loans was $381,351 and $50,483, respectively. For the three and six months ended June 30, 2025, these insurance loans incurred $3,718 and $4,685, respectively, of interest expense; for the three and six months ended June 30, 2024, these insurance loans incurred $1,198 and $2,586, respectively, of interest expense.

Gibraltar Loan and Security Agreement – Revolving Loan

On May 24, 2024, STCB and its subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Gibraltar Business Capital, LLC (“Gibraltar”), securing a $12.5 million revolving line of credit (the “Gibraltar Loan”) to reduce long-term debt and expand working capital. This facility includes a $1.5 million Permitted Overadvance Amount (as defined in the Gibraltar Loan Agreement), which decreases by $125,000 per month starting June 1, 2024. The loan matures on May 24, 2026, with a one-year automatic extension subject to certain conditions.

The Gibraltar Loan accrues interest at One Month Term SOFR plus the Applicable Margin (as defined in the Loan and Security Agreement), with Permitted Overadvance Amounts carrying an additional 2% interest. As of June 30, 2025, the interest rate was 10%, and total outstanding revolving loan balances were $4,280,150, with a net balance of $4,107,627 after discounts with interest expense on the loan of $146,000 and $277,408 for the three and six months ended June 30, 2025, respectively, and with interest expense on the loan of $62,648 and $62,648 for the three and six months ended June 30, 2024, respectively.

The Loan and Security Agreement includes standard financial covenants, including a minimum EBITDA requirement and limitations on indebtedness, liens, asset sales, and stock transactions. There are also customary default provisions, covering events such as nonpayment, covenant violations, insolvency, and material judgments. As of June 30, 2025, the Company had several events of default due to reporting deficiencies and failure to maintain minimum EBITDA financial covenants, though the Company had no payment defaults.

The Company and its lender entered into an amendment and waiver to the Loan and Security Agreement, waiving (i) specified defaults therein, (ii) allowing additional permitted liens relating to the Company’s credit cards and credit card processing services as set forth therein, and (iii) adjusting certain financial and reporting covenants. Additionally, the Company and its lender entered into a forbearance agreement, effective July 18, 2025, with its lender related to its revolving loan facility (the “Forbearance Agreement”). The Forbearance Agreement acknowledges the existence of certain continuing events of default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025. The forbearance period may be extended to October 16, 2025 and November 15, 2025, respectively, if the Company meets minimum EBITDA thresholds of $300,000 for the periods ending July 31, 2025 and August 31, 2025. The Forbearance Agreement does not constitute a waiver of any defaults, and the lender reserves all rights and remedies under the loan documents.

CEO Notes

See Note 9 for loans to STCB from the Company’s CEO.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$239,417	$740,649
Accrued royalties	1,237,500	1,237,500
Deferred revenue	575,660	457,633
Trade payable	916,998	1,163,001
Goods received pending invoice	866,459	-
Other accrued expenses	937,508	727,228
Total	$4,773,542	$4,326,011

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

Whipshots

In 2021, Whipshots LLC entered into an Intellectual Property Purchase Agreement with Penguins Fly, LLC, acquiring trademarks, domains, social media handles, and other assets related to Whipshots® and Whipshotz®. The purchase price is based on a sliding-scale percentage of gross revenue from product sales solely from the sale of Whipshots® / Whipshotz® products, payable over seven years. The Company has accrued $18,000 during the six months ended June 30, 2025 to be paid pursuant to the agreement, all of which has been recorded as an indefinite-lived intangible asset for a total of $503,404 as of June 30, 2025.

Separately, in 2021, Whipshots Holdings, LLC entered into a License Agreement with Washpoppin Inc. (“Washpoppin”), licensing certain intellectual property of Cardi B for product promotion and brand collaboration. An amended agreement, effective November 27, 2023, formalized her role in events, media, and social promotions, alongside a minimum aggregate royalty payment of $3.3 million. The revised deal also accelerated the vesting of equity for Washpoppin, resulting in equity-based compensation of $8.63 million in 2023. During the three and six months ended June 30, 2025, the Company incurred no expenses related to this agreement, and during the three and six months ended June 30, 2024, the Company incurred expenses related to this agreement of approximately $412,500 and $825,000, respectively, which are recorded under marketing, general and administrative expenses on the statement of operations.

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

Our minimum contractual royalty-based obligations remaining as of June 30, 2025 are approximately $0, $20,000, and $20,000 for each of the years ending December 31, 2025, 2026 and 2027. See Note 3 for further information.

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

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	08/31/2026	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	08/31/2026	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	08/31/2026	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	08/31/2026	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	08/31/2026	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	08/31/2026	Prime + 2%
	$ 4,000,000	(1)

(1)	Note that $1,527,500 of this total was repaid to Mr. Sklar in 2024 from proceeds received under the Loan and Security Agreement (see Loan and Security Agreement – Related Party below).

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

As of June 30, 2025 and December 31, 2024, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $2,472,500 and $2,472,500, respectively. For the three and six months ended June 30, 2025, the notes to Mr. Sklar incurred interest expense of $61,393 and $120,705, respectively, and for the three and six months ended June 30, 2024, the notes incurred interest expense of $91,296 and $200,824, respectively.

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

In accordance with ASC 842 - Leases, the Company recognized an ROU asset and corresponding lease liability for $587,914 on the condensed consolidated balance sheet for long-term office leases, as well as lease expense of $34,010 and $68,019 for the three and six months ended June 30, 2025. See Note 13 for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Other Related Party Transactions

During the three and six months ended June 30, 2025, the Company recognized revenue from related parties of $421,379 and $1,471,691, respectively; during the three and six months ended June 30, 2024, the Company recognized revenue from related parties of $941,227 and 3,251,423, respectively. There were $0 and $2,250,379 in accounts receivable and accrued accounts receivable from TSG and Temperance as of June 30, 2025 and December 31, 2024, respectively. All revenues earned in relation to these accounts receivable are from related parties.

During the three and six months ended June 30, 2025, the Company recognized cost of goods from products purchased from related parties of $760,488 and $1,658,470, respectively; during the three months and six months ended June 30, 2024, the Company recognized cost of goods from products purchased from related parties of $758,672 and $1,910,680, respectively. There were $892,563 and $1,658,188 in accounts payable owing to TSG and other related parties as of June 30, 2025 and December 31, 2024, respectively.

During the three and six months ended June 30, 2025, the Company recognized advances from related parties of $387,599 as of both periods; for the three and six months ended June 30, 2024, the Company had no advances from related parties.

NOTE 10 – STOCK WARRANTS

The table below summarizes the grants of stock warrants and includes the assumptions used for valuation under the Black-Scholes option pricing model.

	Number of						Expected
	Stock	Stock	Strike	Expected	Interest	Dividend	Term	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	(years)	Value
10/21/2021	25,000	$0.90	$0.90	75.00%	0.77%	0.00%	1.0	$7,826
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0	$4,088,769
11/1/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0	$8,116
11/3/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0	$54,401
3/3/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0	$18,710
6/1/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(275,000)	0.90	-	-
Outstanding, June 30, 2025	38,825,000	$0.19	2.40	$7,240

Exercisable, June 30, 2025	35,227,743	$0.19	2.40	$7,240

Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$50,800
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2024	39,350,000	$0.20	3.37	$36,000

Exercisable, June 30, 2024	23,599,983	$0.20	3.37	$36,000

The fair value of stock warrants granted during the three and six months ended June 30, 2025 was zero and zero, respectively; the fair value of stock warrants granted during the three and six months ended June 30, 2024 was zero and zero, respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of June 30, 2025:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.90	25,000	0.25	$0.90	25,000
$0.19	38,300,000	2.40	$0.19	34,702,743
$0.20	100,000	2.34	$0.20	100,000
$0.01	400,000	2.55	$0.01	400,000
	38,825,000	2.40	$0.19	35,227,743

The compensation expense attributed to the issuance of the stock warrants is recognized as they vest.

Total compensation expense related to the stock warrants was $389,179 and $778,359 for the three and six months ended June 30, 2025, respectively; total compensation expense related to the stock warrants was $394,418 and $785,165 for the three and six months ended June 30, 2024, respectively, and was included in compensation expense on the statement of operations. As of June 30, 2025, there was $412,235 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of June 30, 2025 is $7,240 for total outstanding and exercisable warrants, which was based on our estimated fair value of the Class A common stock of $0.03, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 11- STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	3,640,000	$0.17	9.02	$-
Issued	-	-	-
Exercised	-	-	-	-
Cancelled	(37,500)	0.17	-	-
Expired	-	-	-	-
Outstanding, June 30, 2025	3,602,500	$0.17	8.53	$-

Exercisable, June 30, 2025	1,818,529	$0.17	8.31	$-

Outstanding, December 31, 2023	-	$-	-	$-
Issued	5,050,000	0.17	8.99	-
Exercised	-	-	-	-
Cancelled	(290,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, June 30, 2024	4,760,000	$0.17	9.51	$-

Exercisable, June 30, 2024	733,330	$0.17	9.51	$-

The compensation expense attributed to the issuance of the stock options is recognized as they vest.

Total compensation expense related to the stock options was $40,750 and $122,807 for the three and six months ended June 30, 2025, respectively; total compensation expense related to the stock options was $22,403 and $115,122 for the three and six months ended June 30, 2024, respectively, and was included in compensation expense on the statement of operations. As of June 30, 2025, there was $271,815 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of June 30, 2025 is zero for total outstanding and exercisable options, which was based on our estimated fair value of the Class A common stock of $0.03, had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – STOCKHOLDERS’ EQUITY

On May 15, 2025 (the Second Adjustment Date), the Company issued 136,760,337 shares of Class A common stock to the Soylent Shareholders at a price of $0.041 per share in full satisfaction of the outstanding shares liability of $5,607,174 as of March 31, 2025, pursuant to the Soylent Merger Agreement and, as applicable, the Stockholder Agreement.

NOTE 13 – LEASES

The following tables present net related party lease costs and other supplemental lease information. The disclosures assume that the Company will exercise its renewal option at the end of the original lease term.

Six Months Ended
June 30, 2025
Lease cost
Operating lease cost (cost resulting from lease payments)	$68,019
Sublease income	-
Net lease cost	$68,019

Operating lease – operating cash flows (fixed payments)	$68,019
Operating lease – operating cash flows (liability reduction)	$31,722
Current leases – right of use assets	$500,035
Current liabilities – operating lease liabilities	$74,152
Non-current liabilities – operating lease liabilities	$443,594

Operating lease ROU assets	$500,035
Weighted-average remaining lease term (in years)	4.84
Weighted-average discount rate	10.91%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2025:

Fiscal Year	Operating Leases
2025	$63,000
2026	130,200
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	675,230
Less: Imputed Interest	(157,484)
Present value of net future minimum lease payments	$517,746

NOTE 14 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	June 30, 2025	December 31, 2024
Computer equipment	$104,747	$104,747
Tools and equipment	147,903	147,903
Furniture and equipment	39,202	39,202
CIP	154,851	333,340
Property and equipment, gross	446,703	625,192
Less: Accumulated depreciation	(275,365)	(271,472)
Property and equipment, net	$171,338	$353,720

Construction in Progress (“CIP”) represents costs incurred for ongoing projects that are not yet ready for their intended use. As of June 30, 2025, the balance of CIP was $154,851 and consists of expenditures related to the implementation of a new enterprise resource planning (“ERP”) system within the Company. This project is expected to be completed and transferred to its respective asset category by the end of 2025.

NOTE 15 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	27,218,404	4,909,860	22,308,544
Customer relationships	6,915,000	1,968,713	4,946,287
Enterprise Resource Planning System	291,440	14,572	276,868
Intangible Assets	$34,424,844	$6,893,145	$27,531,699

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$27,200,404	$3,905,777	$23,294,627
Customer relationships	6,915,000	1,563,780	5,351,220
Intangible Assets	$34,115,404	$5,469,557	$28,645,847

Amortization expense for the six months ended June 30, 2025 and 2024 was $1,423,588 and $1,422,096, respectively.

As of June 30, 2025, the expected future amortization expense of intangible assets was as follows:

Fiscal period:	June 30, 2025
Remainder of 2025	$1,401,162
2026	2,824,750
2027	2,824,750
2028	2,824,750
2029	2,824,750
Thereafter	14,831,537
Total amortization remaining	$27,531,699

NOTE 16 – INVENTORY

Inventory by major class are as follows:

	June 30, 2025	December 31, 2024
Raw materials	$3,570,821	$1,484,997
Finished goods	4,839,541	6,764,648
Total inventory	$8,410,362	$8,249,645

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no other subsequent events exist, except as noted below.

License Agreement and Equity Grants related to Leah Kateb

On July 1, 2025, the Company, through its wholly-owned subsidiary Skylar, entered into a License Agreement with BlueUTA-I, LLC (“BlueUTA”) and recording artist Leah Kateb. Pursuant to the agreement, Skylar was granted exclusive rights to use the artist’s likeness and trademarks in connection with the manufacture, marketing, and sale of certain consumer products.

In consideration of services to be provided under the License Agreement, the Company approved the issuance of (i) 2,000,000 options to BlueUTA to purchase shares of the Company’s Class A common stock under the Company’s 2023 Equity Incentive Plan, and (ii) 3,000 Class B Units (profits interests) of Skylar, subject to time- and performance-based vesting conditions, which, if fully realized would represent 30% of Skylar’s current outstanding membership interests. The Class B Units have participation rights in the event of a change of control of Skylar.

Gibraltar Loan – Amendment and Forbearance Agreement

The Company and its lender entered into an amendment and waiver to the Loan and Security Agreement, waiving (i) specified defaults therein, (ii) allowing additional permitted liens relating to the Company’s credit cards and credit card processing services as set forth therein, and (iii) adjusting certain financial and reporting covenants. Additionally, the Company and its lender entered into a forbearance agreement, effective July 18, 2025, with its lender related to its revolving loan facility (the “Forbearance Agreement”). The Forbearance Agreement acknowledges the existence of certain continuing events of default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025. The forbearance period may be extended to October 16, 2025 and November 15, 2025, respectively, if the Company meets minimum EBITDA thresholds of $300,000 for the periods ending July 31, 2025 and August 31, 2025. The Forbearance Agreement does not constitute a waiver of any defaults, and the lender reserves all rights and remedies under the loan documents.

Letter of Intent

On July 29, 2025, the Company announced the execution of a non-binding exclusive Letter of Intent to acquire its contract manufacturers, collectively referred to as The Starco Group. The Starco Group is a middle market private label and co-packing manufacturer operating three facilities across the US with a focus on personal care, household, food and beverage products. The proposed transaction aims to provide shareholders a business that will have greater scale on revenue and efficiencies on margin, through vertical integration for many of its brands. Under the proposed transaction, the Company would be renamed “STARCO” and create two main operating subsidiaries, Starco Brands and Starco Manufacturing. Each will operate as separate business units under the public STARCO umbrella which will continue to be led by Ross Sklar, the Chairman & CEO.

Amendment to Consolidated Secured Promissory Note

On August 13, 2025, in connection with certain conditions and obligations of the Forbearance Agreement, Ross Sklar was obligated by the lender to contributed two tranches of capital, each an amount of $500,000, for a total aggregate contribution of $1,000,000 (the “Capital Contributions”) to Company for related party financing subordinate to the Company’s senior indebtedness. In recognition of the Capital Contributions, the Company. Ross Sklar, and Gibraltar Business Capital, entered into Amendment Number Two to the Consolidated Promissory Note, which acknowledges increased the outstanding principal of $1,000,000 subject to the Consolidated Promissory Note.

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

Employees

STCB and its subsidiaries had 29 full-time employees as of June 30, 2025 and used independent contractors, consultants and contributed services from related parties on an as needed basis.

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	June 30,	June 30,
	2025	2024	Change
Revenues	$10,586,121	$14,009,707	$(3,423,586)
Revenues, related parties	421,379	941,227	(519,848)
Cost of goods sold	5,834,732	8,488,277	(2,653,545)
Cost of goods sold, related parties	760,488	758,672	1,816
Gross profit	4,412,380	5,703,985	(1,291,705)
Operating expenses:
Compensation expense	1,661,971	2,435,948	(773,977)
Professional fees	911,927	1,140,792	(228,865)
Marketing, general and administrative	3,193,889	4,520,678	(1,326,789)
Fair value share adjustment	-	8,675,565	(8,675,565)
Total operating expense	5,767,787	16,772,983	(11,005,196)
Loss from operations	(1,355,507)	(11,068,998)	9,713,491
Other expense:
Interest expense	257,538	208,976	48,562
Other expense	237,156	284,559	(47,403)
Total other expense	494,694	493,535	1,159
Loss before provision for income taxes	(1,850,201)	(11,562,533)	9,712,332
Provision for income taxes	-	-	-
Net loss	(1,850,201)	(11,562,533)	9,712,332
Net income attributable to non-controlling interest	(184)	(3,051)	2,867
Net loss attributable to Starco Brands	$(1,850,017)	$(11,559,482)	$9,709,465

Revenues

Revenue for the three months ended June 30, 2025, was $10,586,121, representing a 24% decrease, or $3,423,586, compared to $14,009,707 in the same period of 2024. The decrease was primarily due to lower product sales of Soylent, driven by inventory constraints that limited our ability to accept and fulfill orders.

Revenues, related parties

Related party revenue totaled $421,379 for the three months ended June 30, 2025, reflecting a 55% decrease, or $519,848, compared to $941,227 in the prior-year period. The decline was primarily driven by lower royalty income received during the current quarter.

Operating Expenses

Compensation expense was $1,661,971 for the three months ended June 30, 2025, representing a 32% decrease, or $773,977, compared to $2,435,948 in the same period of 2024. The reduction was primarily due to workforce reductions undertaken by the Company during the second half of 2024.

Professional fees totaled $911,927 for the three months ended June 30, 2025, representing a 20% decrease, or $228,865, from $1,140,792 in the prior-year period. These fees primarily reflect costs related to contractors, consultants, accounting, auditing, legal, advisory, and valuation services, which support business operations, merger activity, and quarterly public company reporting. The reduction in expense was primarily driven by lower consulting and contractor service costs during the current period.

Marketing, general and administrative expenses totaled $3,193,889 for the three months ended June 30, 2025, a 29% decrease, or $1,326,789, compared to $4,520,678 in the same period of 2024. The reduction primarily reflects lower royalty costs and the elimination of several vendor services as part of a broader cost-reduction initiative implemented during the current period.

No fair value share adjustment was recorded for the three months ended June 30, 2025, compared to a loss of $8,675,565 in the same period of 2024. The absence of an adjustment reflects the full settlement of the outstanding liability to Soylent shareholders in May 2025.

Other Expense

Total other expense for the three months ended June 30, 2025, was $494,694, compared to $493,535 in the same period of 2024. The increase was driven by higher interest expense, which rose to $257,538 from $208,976, and decreased other expense, which totaled $237,156, down from $284,559 in the prior-year quarter.

Net Loss

For the three months ended June 30, 2025, we reported a net loss of $1,850,017, representing a substantial improvement compared to the net loss of $11,559,482 recorded in the same period of 2024. The year-over-year reduction was primarily attributable to non-recurring prior-period impacts, including an $8,675,565 loss from changes in the fair value of stock payable to Soylent stockholders as well as the changes described above.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	June 30,	June 30,
	2025	2024	Change
Revenues	$20,404,878	$26,938,898	$(6,534,020)
Revenues, related parties	1,471,691	3,251,423	(1,779,732)
Cost of goods sold	11,062,581	15,561,512	(4,498,931)
Cost of goods sold, related parties	1,658,470	1,910,680	(252,210)
Gross profit	9,155,518	12,718,129	(3,562,611)
Operating expenses:
Compensation expense	3,398,159	5,010,676	(1,612,517)
Professional fees	1,692,151	2,336,910	(644,759)
Marketing, general and administrative	6,578,307	9,836,631	(3,258,324)
Fair value share adjustment	(3,692,529)	10,597,514	(14,290,043)
Total operating expense	7,976,088	27,781,731	(19,805,643)
Income (loss) from operations	1,179,430	(15,063,602)	16,243,032
Other expense:
Interest expense	494,174	408,149	86,025
Other expense	559,352	361,338	198,014
Total other expense	1,053,526	769,487	284,039
Income (loss) before provision for income taxes	125,904	(15,833,089)	15,958,993
Provision for income taxes	-	-	-
Net income (loss)	125,904	(15,833,089)	15,958,993
Net income attributable to non-controlling interest	97,065	189,071	(92,006)
Net income (loss) attributable to Starco Brands	$28,839	$(16,022,160)	$16,050,999

Revenues

Revenue for the six months ended June 30, 2025, was $20,404,878, representing a 24% decrease, or $6,534,020, compared to $26,938,898 in the same period of 2024. The year-over-year decline was primarily driven by reduced product sales of Soylent, resulting from inventory constraints that limited our capacity to accept and fulfill customer orders.

Revenues, related parties

For the six months ended June 30, 2025, we generated related party revenues of $1,471,691, reflecting a 55% decrease, or $1,779,732, from $3,251,423 in the same period of 2024. This decline was primarily attributable to a reduction in royalties received during the current period.

Operating Expenses

Compensation expense totaled $3,398,159 for the six months ended June 30, 2025, representing a 32% decrease, or $1,612,517, compared to $5,010,676 in the prior-year period. The decline primarily reflects workforce reductions implemented by the Company during the second half of 2024, as well as the absence of bonus awards in the first quarter of fiscal year 2025.

Professional fees totaled $1,692,151 for the six months ended June 30, 2025, a 28% decrease, or $644,759, from $2,336,910 in the same period of 2024. These fees primarily relate to contractor services, as well as accounting, auditing, legal, advisory, consulting and valuation services supporting ongoing operations, merger activities, and quarterly reporting requirements as a public company. The decline was mainly driven by a reduction in consulting and contractor services during the current period.

For the six months ended June 30, 2025, marketing, general and administrative expenses totaled $6,578,307, a decrease of $3,258,324, or 33%, compared to $9,836,631 for the same period in 2024. The year-over-year reduction was primarily driven by lower royalty costs and the termination of several vendor services, implemented as part of a broader cost-savings initiative.

For the six months ended June 30, 2025, there was a gain on fair value share adjustment of $3,692,529, compared to a loss of $10,597,514 for the six months ended June 30, 2024. This was due to a decrease in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares.

Other Expense

Total other expense for the six months ended June 30, 2025, was $1,053,526, compared to $769,487 in the same period of 2024. The year-over-year increase was primarily driven by a rise in interest expense, which increased to $494,174 from $408,149 in the prior-year period, and a higher level of other expense, totaling $559,352 in 2025 compared to $361,338 in 2024.

Net Loss

For the six months ended June 30, 2025, we reported a net income of $28,839, representing a significant improvement compared to the net loss of $16,022,160 for the same period in 2024. The year-over-year reduction was primarily driven by a fair value gain of $3,692,529 related to share-based adjustments recognized in the current period. The prior-year results were negatively impacted by a loss of $10,597,514, associated with changes in the fair value of stock payable to Soylent stockholders, as well as the changes described above.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we have an accumulated deficit of $81,391,518 at June 30, 2025. We generated $693,062 in cash from financing activities for the six months ended June 30, 2025, primarily due to $362,194 of net proceeds from the revolving loan and $330,868 in net proceeds from notes payable. Our net cash provided by financing activities was $206,614 for the six months ended June 30, 2024, due primarily to proceeds from the Gibraltar revolving loan and insurance notes payable of approximately $6,200,000, offset by the payoff of the prior line of credit and payments toward the Sklar notes, the revolving loan and notes payable of approximately $5,800,000.

Our net cash used in operating activities was $859,889 for the six months ended June 30, 2025 compared to net cash provided of $124,729 for the six months ended June 30, 2024. Operating expenses for the six months ended June 30, 2025 were $7,976,088, including items such as marketing, advertising and administrative costs, consultant compensation, gain on share fair value adjustment, insurance, legal and other professional fees, stock based compensation, compliance, website maintenance and investor relations. Operating expenses for the six months ended June 30, 2024 were $27,781,731, including items such as marketing and administrative costs, consultant compensation, loss on share fair value adjustment, insurance, legal and other professional fees, compliance and website maintenance.

Loan and Security Agreement – Related Party

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

As of June 30, 2025 and December 31, 2024, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $2,472,500 and $4,472,500, respectively.

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

As of June 30, 2025, the Company had several Events of Default under the Loan and Security Agreement, due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company and its lender entered into an amendment and waiver to the Loan and Security Agreement, waiving (i) specified defaults therein, (ii) allowing additional permitted liens relating to the Company’s credit cards and credit card processing services as set forth therein, and (iii) adjusting certain financial and reporting covenants. Additionally, the Company and its lender entered into a forbearance agreement, effective July 18, 2025, with its lender related to its revolving loan facility (the “Forbearance Agreement”). The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025. The forbearance period may be extended to October 16, 2025 and November 15, 2025, respectively, if the Company meets minimum EBITDA thresholds of $300,000 for the periods ending July 31, 2025 and August 31, 2025. The Forbearance Agreement does not constitute a waiver of any defaults, and the lender reserves all rights and remedies under the loan documents.

As of June 30, 2025, the balance of the revolving loan was $4,280,150 with a debt discount of $172,523, for a net balance of $4,107,627, with interest expense on the loan for the six months ended June 30, 2025 of $277,408.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions contributing to substantial doubt regarding the Company’s ability to continue as a going concern include its history of recurring net losses and continued working capital deficiencies. As of June 30, 2025, the Company reported an accumulated deficit of $81,391,518, which includes net loss of $1,850,201 and net income of $125,904 for the three and six months ended June 30, 2025, respectively. Additionally, the Company had a working capital deficit of approximately $6.3 million at June 30, 2025.

Management has evaluated the principal conditions that initially gave rise to substantial doubt regarding our ability to continue as a going concern. The historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of June 30, 2025, total debt on the balance sheet was approximately $7.0 million, which includes $2,472,500 in notes payable to Ross Sklar (“Sklar”), a significant minority shareholder. Mr. Sklar’s ownership interest provides an incentive to be supportive of the Company regarding repayment of the notes, as has occurred in prior periods (see Note 9). In addition, on July 18, 2025, the Company and its lender entered into a forbearance agreement (the “Forbearance Agreement”) related to its revolving loan facility. The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025.

To address these conditions, management intends to pursue alternative financing sources to enhance liquidity, provide additional working capital, and support repayment of existing debts, if necessary. In support of these objectives, management will continue to pursue strategic initiatives aimed at increasing top-line revenue in the most profitable sales channels across all segments and to reduce overall expenses as a percentage of revenue. Improvements to date have and are expected to continue to result from operational synergies gained through the Company’s back-end shared services model and focus on profitable sales channels.

Despite these plans and the temporary relief provided by the Forbearance Agreement, the conditions described above continue to raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

Working Capital Deficit

	June 30,	December 31,
	2025	2024
Current assets	$16,961,765	$17,818,439
Current liabilities	23,223,711	32,011,304
Working capital deficit	$(6,261,946)	$(14,192,865)

The decrease in current assets is primarily due to a decrease in accounts receivable of $2,321,089, offset by an increase in prepaid expenses and other assets of $1,601,476. The decrease in current liabilities is primarily the result of a decrease in fair value of share adjustment of $9,299,703.

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(859,889)	$124,729
Net cash used in investing activities	(130,951)	(82,049)
Net cash provided by financing activities	693,062	206,614
(Decrease) Increase in cash	$(297,778)	$249,294

Operating Activities

Net cash used in operating activities was $859,889 for the six months ended June 30, 2025 and was primarily due to the impact of the net loss for the six month period, a gain on stock payable share adjustment of $3,692,529 and a decrease in accounts payable of $1,117,059, offset by a decrease in accounts receivable of $2,321,089, an increase in other payables and accrued liabilities of $835,130 and amortization of intangible assets of $1,423,588.

Net cash provided by operating activities was $101,258 for the six months ended June 30, 2024 and was primarily due to the impact of the net loss for the six month period, offset by loss on stock payable share adjustment of $10,597,514, an increase in accounts payable and other payables/accrued liabilities of $4,931,205 and a decrease in accounts receivable of $580,189.

Investing Activities

Net cash used in investing activities was $130,951 for the six months ended June 30, 2025 and was due to the purchase of property and equipment and intangibles.

Net cash used in investing activities was $82,049 for the six months ended June 30, 2024 and was due to the purchase of property, equipment and intangibles.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $693,062, which includes net proceeds of $362,194 on the revolving loan and net proceeds of $330,868 on a notes payable.

For the six months ended June 30, 2024 net cash provided by financing activities was $206,614, which primarily includes payments of approximately $5.8 million on the line of credit and notes payable, offset by proceeds of approximately $6.2 million from the revolving loan and notes payable.

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

No impairment losses related to goodwill were recognized for the six months ended June 30, 2025 and 2024.

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

There were no impairment losses related to long-lived assets for the six months ended June 30, 2025 and 2024.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of June 30, 2025. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required.

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

The carrying amount of our consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2025 and December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 15, 2025, in accordance with the Soylent Merger Agreement and the Stockholder Agreement, the Company settled the $5,607,174 fair value liability outstanding by issuing 136,760,337 shares of Class A common stock to the Consenting Stockholders at a price of $0.041 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2025, the Company had several Events of Default under the Loan and Security Agreement, due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company and its lender entered into an amendment and waiver to the Loan and Security Agreement, waiving (i) specified defaults therein, (ii) allowing additional permitted liens relating to the Company’s credit cards and credit card processing services as set forth therein, and (iii) adjusting certain financial and reporting covenants. Additionally, the Company and its lender entered into a forbearance agreement, effective July 18, 2025, with its lender related to its revolving loan facility (the “Forbearance Agreement”). The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025. The forbearance period may be extended to October 16, 2025 and November 15, 2025, respectively, if the Company meets minimum EBITDA thresholds of $300,000 for the periods ending July 31, 2025 and August 31, 2025. The Forbearance Agreement does not constitute a waiver of any defaults, and the lender reserves all rights and remedies under the loan documents.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (*)	Amendment to Registration Rights Agreement, dated May 14, 2024, by and among Starco Brands, Inc., and YL Management, LLC in its capacity as Successor Stockholder Representative on behalf of the Investors (as defined in the Registration Rights Agreement, by and between Starco Brands, Inc. and Hamilton Start, LLC, dated February 15, 2023), filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

4.7 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.8 (*)	Amendment to Voting Agreement, dated May 14, 2024, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A to the Voting Agreement, by and between Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2023

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Consolidated Secured Promissory Note of Starco Brands, Inc., issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.10 (*)	Amendment to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated May 31, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.11 (#)	Amendment No. 2 to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated August 13, 2025.

10.12 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.13 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.14 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.15 (*) (+)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.16 (*) (+)	Loan and Security Agreement, dated as of May 24, 2024, by and among, Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.17 (#)	Waiver and Amendment No. 1, dated September 17, 2024, to Loan and Security Agreement, dated as of May 27, 2024, by and among. Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto.

10.18 (#)	Forbearance Agreement and Amendment No. 2, dated as of July 18, 2025, to Loan and Security Agreement, dated as of May 27, 2024, by and among. Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto.

10.19 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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
August 14, 2025

