Form 10-Q
period 2025-09-30
Starco Brands, Inc.
filed 2025-11-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

(844) 478-2726

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 14, 2025, there were 784,192,033 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$1,465,994	$1,207,406
Accounts receivable, net of allowance for credit losses of $292,330 and $371,654, respectively	6,897,065	5,170,043
Accounts receivable, related party	-	2,250,379
Prepaid expenses and other assets	2,694,804	940,966
Inventory	6,564,077	8,249,645
Total Current Assets	$17,621,940	$17,818,439

Property and equipment, net	169,458	353,720
Operating lease right-of-use asset	479,988	538,776
Intangibles, net	26,814,618	28,645,847
Goodwill	12,361,520	12,361,520

Total Assets	$57,447,524	$59,718,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	10,036,816	10,485,811
Accounts payable, related parties	1,506,122	1,658,188
Other payables and accrued liabilities	3,851,585	4,326,011
Other payables and accrued liabilities, related parties	387,599	-
Fair value of share adjustment	-	9,299,703
Notes payable, $3,472,500 and $2,472,500 from related parties, respectively	3,727,120	2,522,983
Revolving loan, net of discounts	4,156,743	3,651,330
Lease liability, current portion	77,782	67,278
Total Current Liabilities	$23,743,767	$32,011,304

Lease liability, net of current portion	422,427	482,190
Total Liabilities	$24,166,194	$32,493,494

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 784,192,033 and 647,431,696 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	784,193	647,432
Class B common stock, $.001 par value; 300,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Additional paid in capital	106,681,178	99,499,510
Treasury stock at cost	(328,500)	(328,500)
Accumulated deficit	(82,838,219)	(81,420,357)
Total Starco Brands’ Stockholders’ Equity	$24,298,652	$18,398,085

Non-controlling interest	8,982,678	8,826,723
Total Stockholders’ Equity	$33,281,330	$27,224,808

Total Liabilities and Stockholders’ Equity	$57,447,524	$59,718,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$10,912,920	$13,366,134	$31,317,798	$40,305,032

Revenue, related parties	726,407	1,480,007	2,198,098	4,731,430

Cost of goods sold	6,394,821	7,490,800	17,457,402	23,052,312

Cost of goods sold, related parties	613,094	968,934	2,271,564	2,879,614

Gross profit	$4,631,412	$6,386,407	$13,786,930	$19,104,536

Operating Expenses:
Compensation expense	$2,107,413	$2,185,256	$5,505,572	$7,195,932
Professional fees	500,931	434,698	2,193,082	2,771,608
Marketing, general and administrative	3,121,427	4,236,433	9,699,734	14,073,064
Fair value share adjustment loss (gain)	-	5,105,535	(3,692,529)	15,703,049
Total operating expenses	5,729,771	11,961,922	13,705,859	39,743,653

(Loss) income from operations	(1,098,359)	(5,575,515)	81,071	(20,639,117)

Other Expense:
Interest expense	283,066	303,155	777,240	711,304
Other expense	6,386	378,418	565,738	739,756
Total other expense, net	289,452	681,573	1,342,978	1,451,060

Loss before provision for income taxes	$(1,387,811)	$(6,257,088)	$(1,261,907)	$(22,090,177)
Provision for income taxes	-	-	-	-

Net loss	$(1,387,811)	$(6,257,088)	$(1,261,907)	$(22,090,177)
Net (loss) income attributable to non-controlling interest	58,890	87,838	155,955	$276,909

Net loss attributable to Starco Brands	$(1,446,701)	$(6,344,926)	$(1,417,862)	$(22,367,086)

Loss per share, basic	$(0.00)	$(0.01)	$(0.00)	$(0.04)
Loss per share, diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted Average Shares Outstanding - Basic	784,192,033	647,431,696	716,563,295	617,637,335
Weighted Average Shares Outstanding - Diluted	784,192,033	647,431,696	757,440,010	617,637,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Equity Consideration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Payable	Equity

Balance at December 31, 2023	488,926,717	$488,926	-	$-	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation	-	-	-	-	483,466	-	-	-	-	483,466

Soylent Share Adjustment	133,087,875	133,088	-	-	17,966,863	-	-	-	-	18,099,951

Equity payable related to Soylent acquisition	16,309,203	16,309	-	-	2,430,071	-	-	-	(2,446,380)	-

Equity payble related to AOS acquisition	4,979,731	4,980	-	-	941,169	-	-	-	(946,149)	-

Share repurchase			-	-	-	65,700	-	-	-	65,700

Net (loss) income	-	-	-	-	-	-	(4,462,678)	192,122	-	(4,270,556)

Balance at March 31, 2024	643,303,526	$643,303	-	$-	$96,951,792	$(328,500)	$(68,232,147)	$8,702,506	$2,314,732	$40,051,686

Stock-based compensation	-	-			416,821	-	-	-	-	416,821

Soylent Share Adjustment	(7,445,490)	$(7,445)			$(1,005,142)	-	-	-	-	(1,012,587)

Equity payable related to Skylar acquisition	11,573,660	$11,574			$2,303,158	-	-	-	(2,314,732)	-

Net loss	-	-	-	-	-	-	(11,559,482)	(3,051)	-	(11,562,533)

Balance at June 30, 2024	647,431,696	$647,432	-	$-	$98,666,629	$(328,500)	$(79,791,629)	$8,699,455	$-	$27,893,387

Stock-based compensation					421,299					421,299

Net (loss) income							(6,344,926)	87,838		(6,257,088)

Balance at September 30, 2024	647,431,696	$647,432	-	$-	$99,087,928	$(328,500)	$(86,136,555)	$8,787,293	$-	$22,057,598

Balance at December 31, 2024	647,431,696	$647,432	-	$-	$99,499,510	$(328,500)	$(81,420,357)	$8,826,723	$-	$27,224,808

Stock-based compensation					471,236					471,236

Net income							1,878,856	97,249		1,976,105

Balance at March 31, 2025	647,431,696	$647,432	$-	$-	$99,970,746	$(328,500)	$(79,541,501)	$8,923,972	$-	$29,672,149

Soylent Share Adjustment	136,760,337	136,761			5,470,413					5,607,174

Stock-based compensation					429,930					429,930

Net loss							(1,850,017)	(184)		(1,850,201)

Balance at June 30, 2025	784,192,033	$784,193	$-	$-	$105,871,089	$(328,500)	$(81,391,518)	$8,923,788	$-	$33,859,052

Stock-based compensation					810,089					810,089

Net loss							(1,446,701)	58,890		(1,387,811)

Balance at September 30, 2025	784,192,033	$784,193	$-	$-	$106,681,178	$(328,500)	$(82,838,219)	$8,982,678	$-	$33,281,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities:
Net loss	$(1,261,907)	$(22,090,177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	1,711,255	1,321,586
Depreciation	5,772	10,729
Amortization of intangible assets	2,142,669	2,127,035
Amortization of debt discount	141,155	62,736
(Gain) loss on stock payable share adjustment	(3,692,529)	15,703,049
Changes in operating assets and liabilities:
Accounts receivable	(1,727,022)	552,430
Accounts receivable, related parties	2,250,379	(480,956)
Prepaid expenses and other assets	(1,753,838)	(1,458,391)
Inventory	1,685,568	(2,493,727)
Operating lease right of use asset	58,788	(557,530)
Accounts payable	(448,995)	5,657,117
Accounts payable, related parties	(152,066)	634,978
Other payables and accrued liabilities	(474,426)	970,468
Other payables and accrued liabilities, related parties	387,599	(5,681)
Operating lease liability	(49,259)	564,213

Net Cash (Used In) Provided By Operating Activities	(1,176,857)	517,879

Cash Flows From Investing Activities:
Purchases of intangibles	(20,000)	(66,677)
Purchases of property & equipment	(112,950)	(219,650)

Net Cash Used In Investing Activities	(132,950)	(286,327)

Cash Flows From Financing Activities:
Proceeds from notes payable	513,150	282,317
Payments to notes payable	(309,013)	(232,140)
Payments to/receipts from related parties	1,000,000	(2,000,000)
Payment to Line of Credit	-	(3,835,247)
Proceeds from Revolving loan	27,348,011	22,875,601
Payments to Revolving loan	(26,983,753)	(17,467,632)

Net Cash Provided By (Used In) Financing Activities	1,568,395	(377,101)

Net Increase (Decrease) In Cash	258,588	(145,549)

Cash - Beginning of Period	1,207,406	1,761,225

Cash - End of Period	$1,465,994	$1,615,676

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$636,082	$648,558
Income taxes	$-	$-

Noncash operating, investing and financing activities:
Settlement of Soylent share adjustment	$5,607,174	$18,099,951
Reclassification/capitalization of ERP system from PP&E to Intangibles	$291,440	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions contributing to substantial doubt regarding the Company’s ability to continue as a going concern include its history of recurring net losses and continued working capital deficiencies. As of September 30, 2025, the Company reported an accumulated deficit of $82,838,219, which includes net losses of $1,387,811 and $1,261,907 for the three and nine months ended September 30, 2025, respectively. Additionally, the Company had a working capital deficit of approximately $6.1 million at September 30, 2025.

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

As of September 30, 2025, total debt on the balance sheet was approximately $7.9 million, which includes $3,472,500 in notes payable to Ross Sklar (“Sklar”), a significant minority shareholder. $1.0 million of the notes payable to Sklar were funded in July and August of 2025 in response to requests from the Company’s lender. Mr. Sklar’s ownership interest and operational role provide an incentive for him to be supportive of the Company regarding repayment of the notes due to him, as has occurred in prior periods (see Note 9). On July 18, 2025, the Company and its lender entered into a forbearance agreement (the “Forbearance Agreement”) related to its revolving loan facility. The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provided that, subject to specified conditions, the lender would forbear from exercising remedies related to those defaults through November 15, 2025. The Company is in discussions with its lender to resolve these defaults, but the Forbearance Agreement has not been extended as of the date of this filing.

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

Our consolidated subsidiaries at September 30, 2025 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Account	Previously Recorded Balance	Corrected Balance	Reclassification Made	Previously Recorded Balance	Corrected Balance	Reclassification Made
Statement of Operations
Revenue	14,006,349	13,366,134	(640,215)	41,816,348	40,305,032	(1,511,316)
Cost of goods sold	8,131,015	7,490,800	(640,215)	24,563,628	23,052,312	(1,511,316)
Gross profit	6,386,407	6,386,407	-	19,104,536	19,104,536	-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2025 or December 31, 2024.

Accounts Receivable

The Company measures accounts receivable at net realizable value. This value includes an appropriate allowance for credit losses to present the net amount expected to be collected on the financial asset. It calculates the allowance for credit losses based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, its partners and customers. The allowance for uncollectible amounts is evaluated quarterly and as of September 30, 2025 and December 31, 2024, the balances were $292,330 and $371,654, respectively.

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

The carrying amount of the Company’s condensed consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2025 and December 31, 2024.

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

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the nine months ended September 30, 2025:

Fair Value of Share Adjustment

Balance at December 31, 2024	$9,299,703
Fair Value of Shares Issued	(5,607,174)
Gain on Fair Value of Share Adjustment	(3,692,529)
Balance at September 30, 2025	$-

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net income (loss) position even though the exercise price could be less than the average market price of the Class A common stock:

	Nine Months Ended September 30,
	2025	2024
Warrants	38,341,664	39,350,000
Stock options	5,540,000	4,760,000
Acquisition Stock Consideration Payable	-	366,464,075
Total	43,881,664	410,574,075

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

The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During the nine months ended September 30, 2025 and 2024, the Company did not record asset impairment charges related to its intangible assets.

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

Our minimum contractual royalty-based obligations remaining as of September 30, 2025 are approximately $0, $20,000 and $20,000 for the years ending December 31, 2025, 2026, and 2027, respectively.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of September 30, 2025. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We did not record any inventory impairment losses for the nine months ended September 30, 2025 and 2024.

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

No impairment losses related to goodwill were recognized for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, goodwill was $12,361,520 and $12,361,520, respectively.

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

The CODM uses the following measures to assess segment performance:

Profit or Loss Measures

●	Revenues
●	Revenues – related parties
●	Gross profit
●	Income from operations

Significant Expense Categories

●	Cost of goods sold
●	Cost of goods sold – related parties
●	Compensation expense
●	Professional fees
●	Marketing, general and administrative expenses
●	Fair value share adjustment gain/loss
●	Goodwill impairment

The following tables present gross profit and significant expenses by reporting segment:

	Three Months Ended September 30, 2025
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$1,332,188	$3,432,611	$6,148,121	$10,912,920
Gross revenues, related parties	726,407	-	-	726,407
Cost of goods sold	340,051	1,241,627	4,813,143	6,394,821
Cost of goods sold, related parties	613,094	-	-	613,094
Gross profit	1,105,450	2,190,984	1,334,978	4,631,412

Compensation expense	987,987	717,583	401,843	2,107,413
Professional fees	380,556	28,820	91,555	500,931
Marketing, general and administrative	842,835	1,007,675	1,270,917	3,121,427
Fair value share adjustment gain	-	-	-	-
Total operating expenses	2,211,378	1,754,078	1,764,315	5,729,771

(Loss) income from operations	$(1,105,928)	$436,906	$(429,337)	$(1,098,359)

	Three Months Ended September 30, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$1,471,514	$3,171,243	$8,723,377	$13,366,134
Gross revenues, related parties	1,480,007	-	-	1,480,007
Cost of goods sold	137,522	1,281,373	6,071,905	7,490,800
Cost of goods sold, related parties	968,934	-	-	968,934
Gross profit	1,845,065	1,889,870	2,651,472	6,386,407

Compensation expense	1,012,902	323,191	849,163	2,185,256
Professional fees	264,170	(137,776)	308,304	434,698
Marketing, general and administrative	1,339,802	1,297,232	1,599,399	4,236,433
Fair value share adjustment loss	-	-	5,105,535	5,105,535
Total operating expenses	2,616,874	1,482,647	7,862,401	11,961,922

Loss from operations	$(771,809)	$407,223	$(5,210,929)	$(5,575,515)

	Nine Months Ended September 30, 2025
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$3,868,919	$7,291,678	$20,157,201	$31,317,798
Gross revenues, related parties	2,198,098	-	-	2,198,098
Cost of goods sold	692,668	3,108,218	13,656,516	17,457,402
Cost of goods sold, related parties	2,271,564	-	-	2,271,564
Gross profit	3,102,785	4,183,460	6,500,685	13,786,930

Compensation expense	2,736,876	1,154,203	1,614,493	5,505,572
Professional fees	1,675,363	145,643	372,076	2,193,082
Marketing, general and administrative	2,707,768	2,639,462	4,352,504	9,699,734
Fair value share adjustment gain	-	-	(3,692,529)	(3,692,529)
Total operating expenses	7,120,007	3,939,308	2,646,544	13,705,859

(Loss) income from operations	$(4,017,222)	$244,152	$3,854,141	$81,071

	Nine Months Ended September 30, 2024
	Starco Brands	Skylar	Soylent	Total
Gross revenues	$4,288,376	$7,160,264	$28,856,392	$40,305,032
Gross revenues, related parties	4,731,430	-	-	4,731,430
Cost of goods sold	569,540	2,750,835	19,731,937	23,052,312
Cost of goods sold, related parties	2,879,614	-	-	2,879,614
Gross profit	5,570,652	4,409,429	9,124,455	19,104,536

Compensation expense	3,048,387	1,173,292	2,974,253	7,195,932
Professional fees	1,720,714	164,693	886,201	2,771,608
Marketing, general and administrative	4,644,135	3,271,945	6,156,984	14,073,064
Fair value share adjustment loss	-	-	15,703,049	15,703,049
Total operating expenses	9,413,236	4,609,930	25,720,487	39,743,653

Loss from operations	$(3,842,584)	$(200,501)	$(16,596,032)	$(20,639,117)

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

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors’ and officers’ insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of September 30, 2025 and December 31, 2024, the remaining balances of these loans was $254,620 and $50,483, respectively. For the three and nine months ended September 30, 2025, these insurance loans incurred $2,303 and $6,988, respectively, of interest expense; for the three and nine months ended September 30, 2024, these insurance loans incurred $982 and $5,754, respectively, of interest expense.

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

The Gibraltar Loan accrues interest at One Month Term SOFR plus the Applicable Margin (as defined in the Loan and Security Agreement), with Permitted Overadvance Amounts carrying an additional 2% interest. As of September 30, 2025, the interest rate was 12.28%, and total outstanding revolving loan balances were $4,282,214, with a net balance of $4,156,743 after discounts with interest expense on the loan of $155,243 and $432,651 for the three and nine months ended September 30, 2025, respectively, and with interest expense on the loan of $192,041 and $254,689 for the three and nine months ended September 30, 2024, respectively.

The Loan and Security Agreement includes standard financial covenants, including a minimum EBITDA requirement and limitations on indebtedness, liens, asset sales, and stock transactions. There are also customary default provisions, covering events such as nonpayment, covenant violations, insolvency, and material judgments. As of September 30, 2025, the Company had several events of default due to reporting deficiencies and failure to maintain minimum EBITDA financial covenants, though the Company had no payment defaults.

The Company and its lender entered into an amendment and waiver to the Loan and Security Agreement, waiving (i) specified defaults therein, (ii) allowing additional permitted liens relating to the Company’s credit cards and credit card processing services as set forth therein, and (iii) adjusting certain financial and reporting covenants. Additionally, the Company and its lender entered into the Forbearance Agreement, effective July 18, 2025, related to its revolving loan facility. The Forbearance Agreement acknowledges the existence of certain continuing events of default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025. The forbearance period may be extended to October 16, 2025 and November 15, 2025, respectively, if the Company meets minimum EBITDA thresholds of $300,000 for the periods ending July 31, 2025 and August 31, 2025. The Forbearance Agreement does not constitute a waiver of any defaults, and the lender reserves all rights and remedies under the loan documents. The Company is in discussions with its lender to resolve these defaults, but the Forbearance Agreement has not been extended as of the date of this filing.

CEO Notes

See Note 9 for loans to STCB from the Company’s CEO.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$52,302	$740,649
Accrued royalties	1,650,000	1,237,500
Deferred revenue	608,782	457,633
Trade payable	789,554	1,163,001
Goods received pending invoice	210,162	-
Other accrued expenses	540,785	727,228
Total	$3,851,585	$4,326,011

These liabilities represent obligations incurred as of the reporting date but not yet paid; accrued compensation includes wages and bonuses earned by employees, and accrued royalties include royalty payments that are potentially owed but not yet paid. Deferred revenue is for amounts received but not yet earned, primarily related to gift card liabilities, loyalty rewards obligations and orders pending fulfillment. Trade payables consist of amounts owed to suppliers for goods or services purchased. Other accrued expenses primarily consist of operational costs incurred but not yet invoiced.

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

Whipshots

In 2021, Whipshots LLC entered into an Intellectual Property Purchase Agreement with Penguins Fly, LLC, acquiring trademarks, domains, social media handles, and other assets related to Whipshots® and Whipshotz®. The purchase price is based on a sliding-scale percentage of gross revenue from product sales solely from the sale of Whipshots® / Whipshotz® products, payable over seven years. The Company has accrued $20,000 during the nine months ended September 30, 2025 to be paid pursuant to the agreement, all of which has been recorded as an indefinite-lived intangible asset for a total of $505,404 as of September 30, 2025.

Separately, in 2021, Whipshots Holdings, LLC entered into a License Agreement with Washpoppin Inc. (“Washpoppin”), licensing certain intellectual property of Cardi B for product promotion and brand collaboration. An amended agreement, effective November 27, 2023, formalized her role in events, media, and social promotions, alongside a minimum aggregate royalty payment of $3.3 million. The revised deal also accelerated the vesting of equity for Washpoppin, resulting in equity-based compensation of $8.63 million in 2023. During the three and nine months ended September 30, 2025, the Company incurred no expenses related to this agreement, and during the three and nine months ended September 30, 2024, the Company incurred expenses related to this agreement of approximately $412,500 and $1,237,500, respectively, which are recorded under marketing, general and administrative expenses on the statement of operations.

License Agreement with Leah Kateb

Effective July 1, 2025, Skylar entered into a license agreement with BlueUTA – I LLC (“BlueUTA”) granting Skylar the right to use the likeness and trademarks of artist Leah Kateb for commercial purposes, including manufacturing, marketing, promotion, advertising, distribution, and sale of specified products. The agreement permits sub-licensing to third parties, provided all use of the licensed property is approved by the Licensor and limited to licensed products. The agreement is effective through June 30, 2029, unless terminated earlier pursuant to its terms.

Under the agreement, Skylar is obligated to pay BlueUTA base compensation of $240,000 annually, payable in monthly installments of $20,000, which will be recognized as license expense over the term of the agreement. In addition, Skylar will pay royalties at a rate of 4% on annual net sales exceeding $11 million. These royalties will be recognized as variable expenses and accrued when probable and reasonably estimable, regardless of the timing of payment. Skylar also issued 3,000 Class B units to BlueUTA, representing a 30% ownership interest in Skylar. These units are non-voting, subject to time-based and performance-based vesting conditions, and were issued for past and future services rendered, not for cash or property. The units are intended to qualify as Profits Interests under IRS Revenue Procedures 93-27 and 2001-43 and are subject to a distribution threshold.

The agreement also provides for bonus compensation ranging from $400,000 to $600,000 annually for three years following the agreement term, contingent upon the achievement of specified net sales thresholds. These amounts will be recognized when achievement becomes probable and reasonably estimable. Additionally, Skylar granted BlueUTA stock options under the Starco Brand 2023 Equity Incentive Plan for up to 2 million shares of common stock, which vest in equal monthly installments over a four-year period. The fair value of these options have been measured at the grant date and will be recognized as expense over the vesting period.

Skylar’s obligations under this agreement represent future commitments and potential contingent liabilities, subject to the achievement of specified performance conditions and sales thresholds.

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

Our minimum contractual royalty-based obligations remaining as of September 30, 2025 are approximately $0, $20,000, and $20,000 for each of the years ending December 31, 2025, 2026 and 2027. See Note 3 for further information.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Ross Sklar, CEO Notes

On August 11, 2023, the Company issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2024. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%), and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, The Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to (i) the January 24, 2020 Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note, as summarized in the table below (it did not include the February 14, 2022 Note discussed below). The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provided a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.

The restructuring was accounted for as a debt modification. On May 31, 2024, the Consolidated Secured Promissory Note was amended by that certain Amendment to Consolidated Secure Promissory Note, by and between STCB and Mr. Sklar, dated May 31, 2024 (the “2024 Consolidated Note Amendment” and together with the Consolidated Secured Promissory Note, the “Amended Consolidated Secured Promissory Note”). The 2024 Consolidated Note Amendment, among other things, extended the maturity date to August 31, 2026, provided that to the extent amounts remain due and payable on the maturity date, it will be extended until August 31, 2027.

The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Amended Consolidated Secured Promissory Note):

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	08/31/2026	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	08/31/2026	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	08/31/2026	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	08/31/2026	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	08/31/2026	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	08/31/2026	Prime + 2%
	$4,000,000
Less May 2024 repayment	(1,527,500)
	$2,472,500	(1)

(1)	Such was the balance of the Amended Consolidated Secured Promissory Note before the Company received additional fundings, as mentioned below.

Following the 2024 Consolidated Note Amendment, on August 13, 2025, STCB and Mr. Sklar entered into a Second Amendment to the Amended Consolidated Secured Promissory Note (the “Second Amendment”). Pursuant to the Second Amendment, the note was revised to consolidate two additional loans made by Mr. Sklar to the Company in the aggregate principal amount of $1,000,000, consisting of a $500,000 loan funded on July 15, 2025, and a second $500,000 loan funded on August 15, 2025. As a result of these transactions and prior repayments, the principal balance under the Second Amendment was adjusted to $3,472,500. The Second Amendment also reaffirmed that the note remains subject to the Subordination Agreement dated May 24, 2024, between Mr. Sklar and Gibraltar Business Capital, LLC, the Company’s senior lender. Except as expressly modified by the Second Amendment, all other terms, including interest rates, repayment provisions, and maturity dates under the Amended Consolidated Secured Promissory Note, remain unchanged and in full force and effect.

On February 14, 2022, the Company issued an unsecured note to Sklar with a principal amount of $472,500, which was excluded from the note consolidation above. The note carried an annual interest rate of 4% and was set to mature two years from its issuance. It was convertible into shares of Company Class A common stock at a conversion price of $0.29 per share, based on the 10-day volume-weighted average trading price prior to issuance. On May 10, 2024, the Company and Sklar amended the note, extending its maturity date to December 31, 2024. The note was fully repaid in 2024 using proceeds from the Gibraltar Loan and Security Agreement, and the Company no longer has any obligations under it.

As of September 30, 2025 and December 31, 2024, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $3,472,500 and $2,472,500, respectively. For the three and nine months ended September 30, 2025, the notes to Mr. Sklar incurred interest expense of $79,774 and $200,479, respectively, and for the three and nine months ended September 30, 2024, the notes incurred interest expense of $65,437 and $266,261, respectively.

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

In accordance with ASC 842 - Leases, the Company recognized a ROU asset and corresponding lease liability for $587,914 on the condensed consolidated balance sheet for long-term office leases, as well as lease expense of $34,010 and $102,029 for the three and nine months ended September 30, 2025. See Note 13 for further discussion, including the impact on the condensed consolidated financial statements and related disclosures.

Other Related Party Transactions

During the three and nine months ended September 30, 2025, the Company recognized revenue from related parties of $726,407 and $2,198,098, respectively; during the three and nine months ended September 30, 2024, the Company recognized revenue from related parties of $1,480,007 and $4,731,430, respectively. There were $0 and $2,250,379 in accounts receivable and accrued accounts receivable from TSG and Temperance as of September 30, 2025 and December 31, 2024, respectively. All revenues earned in relation to these accounts receivable are from related parties.

During the three and nine months ended September 30, 2025, the Company recognized cost of goods from products purchased from related parties of $613,094 and $2,271,564, respectively; during the three months and nine months ended September 30, 2024, the Company recognized cost of goods from products purchased from related parties of $968,934 and $2,879,614, respectively. There were $1,506,122 and $1,658,188 in accounts payable owing to TSG and other related parties as of September 30, 2025 and December 31, 2024, respectively.

During the three and nine months ended September 30, 2025, the Company recognized advances from related parties of $387,599 as of both periods; for the three and nine months ended September 30, 2024, the Company had no advances from related parties.

NOTE 10 – STOCK WARRANTS

The table below summarizes the grants of stock warrants and includes the assumptions used for valuation under the Black-Scholes option pricing model.

	Number of						Expected
	Stock	Stock	Strike	Expected	Interest	Dividend	Term	Fair
Date	Warrants	Price	Price	Volatility	Rate	Rate	(years)	Value
10/21/2021	25,000	$0.90	$0.90	75.00%	0.77%	0.00%	1.0	$7,826
9/12/2022	33,150,000	$0.19	$0.19	103.09%	3.47%	0.00%	3.0	$4,088,769
11/1/2022	100,000	$0.20	$0.20	102.86%	4.27%	0.00%	1.0	$8,116
11/3/2022	5,000,000	$0.19	$0.19	102.84%	4.36%	0.00%	3.0	$618,176
12/29/2022	285,714	$0.20	$0.01	103.49%	3.94%	0.00%	1.0	$54,401
3/3/2023	114,286	$0.17	$0.01	137.62%	4.26%	0.00%	1.0	$18,710
6/1/2023	150,000	$0.12	$0.19	150.24%	3.70%	0.00%	3.0	$14,013

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	(458,336)	0.19	-	-
Expired	(300,000)	0.90	-	-
Outstanding, September 30, 2025	38,341,664	$0.19	2.16	$7,800

Exercisable, September 30, 2025	37,776,386	$0.19	2.15	$7,800

Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$50,800
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2024	39,350,000	$0.20	3.12	$31,040

Exercisable, September 30, 2024	26,656,923	$0.20	3.11	$31,040

The fair value of stock warrants granted during the three and nine months ended September 30, 2025 was zero and zero, respectively; the fair value of stock warrants granted during the three and nine months ended September 30, 2024 was zero and zero, respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of September 30, 2025:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.19	37,841,664	2.15	$0.19	37,276,386
$0.20	100,000	2.09	$0.20	100,000
$0.01	400,000	2.30	$0.01	400,000
	38,341,664	2.16	$0.19	37,776,386

The compensation expense attributed to the issuance of the stock warrants is recognized as they vest.

Total compensation expense related to the stock warrants was $287,331 and $1,065,689 for the three and nine months ended September 30, 2025, respectively; total compensation expense related to the stock warrants was $390,006 and $1,175,171 for the three and nine months ended September 30, 2024, respectively, and was included in compensation expense on the statement of operations. As of September 30, 2025, there was $77,950 in future compensation cost related to non-vested stock warrants.

The aggregate intrinsic value as of September 30, 2025 is $7,800 for total outstanding and exercisable warrants, which was based on our estimated fair value of the Class A common stock of $0.03, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 11- STOCK OPTIONS

On July 1, 2025, the Company approved the issuance of 2,000,000 options to BlueUTA to purchase shares of the Company’s Class A common stock under the Company’s 2023 Equity Incentive Plan (“the Equity Plan”). The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

Date	Number of Stock Options	Stock Price	Strike Price	Expected Volatility	Interest Rate	Dividend Rate	Expected Term (years)	Fair Value
7/1/2025	2,000,000	$0.03	$0.12	131.23%	3.84%	0.00%	5.0	$41,025

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	3,640,000	$0.17	9.02	$-
Issued	2,000,000	0.12	9.75
Exercised	-	-	-	-
Cancelled	(100,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, September 30, 2025	5,540,000	$0.15	8.81	$-

Exercisable, September 30, 2025	2,147,067	$0.17	8.32	$-

Outstanding, December 31, 2023	-	$-	-	$-
Issued	5,050,000	0.17	8.75	-
Exercised	-	-	-	-
Cancelled	(290,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, September 30, 2024	4,760,000	$0.17	9.26	$-

Exercisable, September 30, 2024	876,036	$0.17	9.26	$-

The compensation expense attributed to the issuance of the stock options is recognized as they vest.

Total compensation expense related to the stock options was $39,516 and $162,324 for the three and nine months ended September 30, 2025, respectively; total compensation expense related to the stock options was $31,293 and $146,415 for the three and nine months ended September 30, 2024, respectively, and was included in compensation expense on the statement of operations. As of September 30, 2025, there was $263,512 in future compensation cost related to non-vested stock options.

The aggregate intrinsic value as of September 30, 2025 is zero for total outstanding and exercisable options, which was based on our estimated fair value of the Class A common stock of $0.03, had all option holders exercised their options as of that date, net of the aggregate exercise price.

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

License Agreement and Equity Grants related to Leah Kateb

On July 1, 2025, Skylar issued 3,000 Class B Incentive Units to BlueUTA, a service provider, in exchange for services rendered and to be rendered under a License Agreement. The Class B Units are non-voting, were issued without cash consideration, and are subject to both time-based and performance-based vesting conditions. The units include a $24 million distribution threshold and are intended to qualify as Profits Interests under IRS Revenue Procedures 93-27 and 2001-43.

The Class B Units were determined to be equity-classified based on their legal form and substantive characteristics. These include participation in sale proceeds, subordination to debt, transferability with restrictions, and management’s stated intent to convey equity ownership. The units do not include mandatory cash settlement provisions, redemption formulas, or off-market call rights.

Management has estimated the total grant date fair value of the Class B Units to be $2.5 million.

Of the 3,000 Class B Units granted, 1,500 are subject to time-based vesting over a three-year period and are being expensed as vested over the requisite service period. The remaining 1,500 units are subject to performance-based vesting tied to net sales milestones of $15 million, $20 million, and $25 million, each measured over any consecutive 12-month period. As of the grant date, only the $15 million milestone was considered probable of achievement. Accordingly, expense for those units is being recognized on a straight-line basis over the four-year service period.

As of September 30, 2025, total compensation expense recognized for the Class B Units was $483,242.

NOTE 13 – LEASES

The following tables present net related party lease costs and other supplemental lease information. The disclosures assume that the Company will exercise its renewal option at the end of the original lease term.

Nine Months Ended
September 30, 2025
Lease cost
Operating lease cost (cost resulting from lease payments)	$102,029
Sublease income	-
Net lease cost	$102,029

Operating lease – operating cash flows (fixed payments)	$102,029
Operating lease – operating cash flows (liability reduction)	$49,259
Current leases – right of use assets	$479,988
Current liabilities – operating lease liabilities	$77,782
Non-current liabilities – operating lease liabilities	$422,427

Operating lease ROU assets	$479,988
Weighted-average remaining lease term (in years)	4.58
Weighted-average discount rate	10.91%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2025:

Fiscal Year	Operating Leases
2025	$31,500
2026	130,200
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	643,730
Less: Imputed Interest	(143,520)
Present value of net future minimum lease payments	$500,209

NOTE 14 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30, 2025	December 31, 2024
Computer equipment	$104,747	$104,747
Tools and equipment	147,903	147,903
Furniture and equipment	39,202	39,202
CIP	154,850	333,340
Property and equipment, gross	446,702	625,192
Less: Accumulated depreciation	(277,244)	(271,472)
Property and equipment, net	$169,458	$353,720

Construction in Progress (“CIP”) represents costs incurred for ongoing projects that are not yet ready for their intended use. As of September 30, 2025, the balance of CIP was $154,850 and consists of expenditures related to the implementation of a new enterprise resource planning (“ERP”) system within the Company. This project is expected to be completed and transferred to its respective asset category by the end of 2025.

NOTE 15 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	27,220,404	5,411,902	21,808,502
Customer relationships	6,915,000	2,171,179	4,743,821
Enterprise Resource Planning System	291,440	29,144	262,296
Intangible Assets	$34,426,844	$7,612,225	$26,814,618

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$27,200,404	$3,905,777	$23,294,627
Customer relationships	6,915,000	1,563,780	5,351,220
Intangible Assets	$34,115,404	$5,469,557	$28,645,847

Amortization expense for the nine months ended September 30, 2025 and 2024 was $2,142,669 and $2,127,035, respectively.

As of September 30, 2025, the expected future amortization expense of intangible assets was as follows:

Fiscal period:	September 30, 2025
Remainder of 2025	$682,081
2026	2,824,750
2027	2,824,750
2028	2,824,750
2029	2,824,750
Thereafter	14,833,537
Total amortization remaining	$26,814,618

NOTE 16 – INVENTORY

Inventory by major class are as follows:

	September 30, 2025	December 31, 2024
Raw materials	$3,177,595	$1,484,997
Finished goods	3,386,482	6,764,648
Total inventory	$6,564,077	$8,249,645

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no other subsequent events exist.

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

To support this strategy, the Company continues to pursue strategic partnerships and acquisitions. In July 2025, our subsidiary Skylar entered into a license agreement with BlueUTA-I LLC, granting rights to the likeness and trademarks of artist Leah Kateb for use in commercial products. This agreement includes base and royalty compensation, equity grants, and stock options, and is expected to enhance brand visibility and drive product innovation across multiple categories.

Additionally, on July 29, 2025, the Company executed a non-binding exclusive Letter of Intent to acquire its contract manufacturers, collectively referred to as The Starco Group. This proposed transaction is expected to provide greater scale and margin efficiency through vertical integration and would result in the Company being renamed “STARCO,” with two primary operating subsidiaries: Starco Brands and Starco Manufacturing.

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

For more information and to view our products, you may visit our websites at www.starcobrands.com, www.whipshots.com, www.spraywinona.com, www.artofsport.com, www.skylar.com and www.soylent.com.

Offices

Our principal executive offices are located at 706 N Citrus Avenue, Los Angeles, California, 90038, and our telephone number is (844) 478-2726. Our website is www.starcobrands.com and the Company makes its SEC reports available on the website. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report.

Employees

STCB and its subsidiaries had 29 full-time employees as of September 30, 2025 and used independent contractors and consultants on an as needed basis.

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

	September 30,	September 30,
	2025	2024	Change
Revenues	$10,912,920	$13,366,134	$(2,453,214)
Revenues, related parties	726,407	1,480,007	(753,600)
Cost of goods sold	6,394,821	7,490,800	(1,095,979)
Cost of goods sold, related parties	613,094	968,934	(355,840)
Gross profit	4,631,412	6,386,407	(1,754,995)
Operating expenses:
Compensation expense	2,107,413	2,185,256	(77,843)
Professional fees	500,931	434,698	66,233
Marketing, general and administrative	3,121,427	4,236,433	(1,115,006)
Fair value share adjustment	-	5,105,535	(5,105,535)
Total operating expense	5,729,771	11,961,922	(6,232,151)
Loss from operations	(1,098,359)	(5,575,515)	4,477,156
Other expense:
Interest expense	283,066	303,155	(20,089)
Other expense	6,386	378,418	(372,032)
Total other expense	289,452	681,573	(392,121)
Loss before provision for income taxes	(1,387,811)	(6,257,088)	4,869,277
Provision for income taxes	-	-	-
Net loss	(1,387,811)	(6,257,088)	4,869,277
Net income attributable to non-controlling interest	58,890	87,838	(28,948)
Net loss attributable to Starco Brands	$(1,446,701)	$(6,344,926)	$4,898,225

Revenues

Revenue for the three months ended September 30, 2025, was $10,912,920, representing an 18% decrease, or $2,453,214, compared to $13,366,134 in the same period of 2024. The decrease was primarily due to lower product sales of Soylent, driven by an intentional focus on de-emphasizing lower margin sales channels, and some impact from inventory constraints which limited our ability to accept and fulfill orders.

Revenues, related parties

Related party revenue totaled $726,407 for the three months ended September 30, 2025, reflecting a 51% decrease, or $753,600, compared to $1,480,007 in the prior-year period. The decline was primarily driven by lower royalty income received during the current quarter.

Operating Expenses

Compensation expense was $2,107,413 for the three months ended September 30, 2025, representing a 4% decrease, or $77,843, compared to $2,185,256 in the same period of 2024. The reduction was primarily due to workforce reductions undertaken by the Company, partially offset by an increase in non-cash, stock based compensation expense.

Professional fees totaled $500,931 for the three months ended September 30, 2025, representing a 15% increase, or $66,233, from $434,698 in the prior-year period. These fees primarily reflect costs related to contractors, consultants, accounting, auditing, legal, advisory, and valuation services, which support business operations, merger activity, and quarterly public company reporting. The increase in expenses was primarily driven by higher consulting and contractor service costs during the current period. Additionally, the prior-year period reflects the impact of a transition to a new accounting system that occurred during Q3 2024. As part of this implementation, certain expense accounts—specifically contractor and consultant costs—were reclassified from professional fees to marketing and advertising. As a result, professional fees in the prior-year period may not be directly comparable.

Marketing, general and administrative expenses totaled $3,121,427 for the three months ended September 30, 2025, a 26% decrease, or $1,115,006, compared to $4,236,433 in the same period of 2024. The reduction primarily reflects lower royalty costs and the elimination of several vendor services as part of a broader cost-reduction initiative implemented during the current period.

No fair value share adjustment was recorded for the three months ended September 30, 2025, compared to a loss of $5,105,535 in the same period of 2024. The absence of an adjustment reflects the full settlement of the outstanding liability to Soylent shareholders in May 2025.

Other Expense

Total other expense for the three months ended September 30, 2025, was $289,452, compared to $681,573 in the same period of 2024. The decrease was driven by lower interest expense, which fell to $283,066 from $303,155, and decreased other expense, which totaled $6,386, down from $378,418 in the prior-year quarter.

Net Loss

For the three months ended September 30, 2025, we reported a net loss of $1,387,811, representing a substantial improvement compared to the net loss of $6,257,088 recorded in the same period of 2024. The year-over-year reduction was primarily attributable to non-recurring prior-period impacts, including a $5,105,535 loss from changes in the fair value of stock payable to Soylent stockholders as well as the changes described above.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

	September 30,	September 30,
	2025	2024	Change
Revenues	$31,317,798	$40,305,032	$(8,987,234)
Revenues, related parties	2,198,098	4,731,430	(2,533,332)
Cost of goods sold	17,457,402	23,052,312	(5,594,910)
Cost of goods sold, related parties	2,271,564	2,879,614	(608,050)
Gross profit	13,786,930	19,104,536	(5,317,606)
Operating expenses:
Compensation expense	5,505,572	7,195,932	(1,690,360)
Professional fees	2,193,082	2,771,608	(578,526)
Marketing, general and administrative	9,699,734	14,073,064	(4,373,330)
Fair value share adjustment	(3,692,529)	15,703,049	(19,395,578)
Total operating expense	13,705,859	39,743,653	(26,037,794)
Income (loss) from operations	81,071	(20,639,117)	20,720,188
Other expense:
Interest expense	777,240	711,304	65,936
Other expense	565,738	739,756	(174,018)
Total other expense	1,342,978	1,451,060	(108,082)
Loss before provision for income taxes	(1,261,907)	(22,090,177)	20,828,270
Provision for income taxes	-	-	-
Net loss	(1,261,907)	(22,090,177)	20,828,270
Net income attributable to non-controlling interest	155,955	276,909	(120,954)
Net loss attributable to Starco Brands	$(1,417,862)	$(22,367,086)	$20,949,224

Revenues

Revenue for the nine months ended September 30, 2025, was $31,317,398, representing a 22% decrease, or $8,987,234, compared to $40,305,032 in the same period of 2024. The year-over-year decline was primarily driven by reduced product sales of Soylent due to an intentional focus on de-emphasizing lower margin sales channels, and some impact from inventory constraints which limited our capacity to accept and fulfill customer orders.

Revenues, related parties

For the nine months ended September 30, 2025, we generated related party revenues of $2,198,098, reflecting a 54% decrease, or $2,533,332, from $4,731,430 in the same period of 2024. This decline was primarily attributable to a reduction in royalties received during the current period.

Operating Expenses

Compensation expense totaled $5,505,572 for the nine months ended September 30, 2025, representing a 23% decrease, or $1,690,360, compared to $7,195,932 in the prior-year period. The decline primarily reflects workforce reductions implemented by the Company, as well as the absence of bonus accruals in fiscal year 2025.

Professional fees totaled $2,193,082 for the nine months ended September 30, 2025, a 21% decrease, or $578,526, from $2,771,608 in the same period of 2024. These fees primarily relate to contractor services, as well as accounting, auditing, legal, advisory, consulting and valuation services supporting ongoing operations, merger activities, and quarterly reporting requirements as a public company. The decline was mainly driven by a reduction in consulting and contractor services during the current period. Additionally, the prior-year period reflects the impact of a transition to a new accounting system that occurred during Q3 2024. As part of this implementation, certain expense accounts—specifically contractor and consultant costs—were reclassified from professional fees to marketing and advertising. As a result, professional fees in the prior-year period may not be directly comparable.

For the nine months ended September 30, 2025, marketing, general and administrative expenses totaled $9,699,734, a decrease of $4,373,330, or 31%, compared to $14,073,064 for the same period in 2024. The year-over-year reduction was primarily driven by lower royalty costs and the termination of several vendor services, implemented as part of a broader cost-savings initiative.

For the nine months ended September 30, 2025, there was a gain on fair value share adjustment of $3,692,529, compared to a loss of $15,703,049 for the nine months ended September 30, 2024. This was due to a decrease in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares and included the final settlement of the liability in May 2025.

Other Expense

Total other expense for the nine months ended September 30, 2025, was $1,342,978, compared to $1,451,060 in the same period of 2024. The year-over-year decrease was primarily driven by a slight rise in interest expense, which increased to $777,240 from $711,304 in the prior-year period, and a lower level of other expense, totaling $565,738 in 2025 compared to $739,756 in 2024.

Net Loss

For the nine months ended September 30, 2025, we reported a net loss of $1,261,907, representing a significant improvement compared to the net loss of $22,090,177 for the same period in 2024. The year-over-year reduction was primarily driven by a fair value gain of $3,692,529 related to share-based adjustments recognized in the current period. The prior-year results were negatively impacted by a loss of $15,703,049, associated with changes in the fair value of stock payable to Soylent stockholders, as well as the changes described above.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we have an accumulated deficit of $82,838,219 at September 30, 2025. We generated $1,568,395 in cash from financing activities for the nine months ended September 30, 2025, primarily due to $364,258 of net proceeds from the revolving loan, $204,137 in net proceeds from notes payable and $1,000,000 in receipts from related parties. Our net cash used in financing activities was $377,101 for the nine months ended September 30, 2024, due primarily to payments toward i) lines of credit, ii) a revolving loan, iii) loans from related parties and iv) notes payable of approximately $23.5 million, offset by proceeds from a revolving loan and a note payable of approximately $23.2 million.

Our net cash used in operating activities was $1,176,857 for the nine months ended September 30, 2025 compared to net cash provided of $517,879 for the nine months ended September 30, 2024. Operating expenses for the nine months ended September 30, 2025 were $13,705,859, including items such as marketing, advertising and administrative costs, consultant compensation, gain on share fair value adjustment, insurance, legal and other professional fees, stock based compensation, compliance, website maintenance and investor relations. Operating expenses for the nine months ended September 30, 2024 totaling $39,743,653 include items such as marketing and administrative costs, consultant compensation, insurance, legal and other professional fees, compliance, website maintenance and loss on share fair value adjustment.

Ross Sklar, CEO - Notes

On January 24, 2020, STCB executed a promissory note for $100,000 with Ross Sklar, CEO. The note bore interest at 4% per annum, compounded monthly, was unsecured, and matured two years from the original date of issuance. This loan was subsequently amended to mature on July 19, 2023. On June 28, 2021, STCB executed an additional promissory note with Ross Sklar in the principal amount of $100,000 with the same terms as the January 24, 2020 note and a maturity date of June 28, 2023. On September 17, 2021, STCB executed a third promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of September 17, 2023. On December 13, 2021, STCB executed a fourth promissory note with Ross Sklar in the principal amount of $500,000 with the same terms as the prior notes and a maturity date of December 12, 2023. On February 14, 2022, STCB executed a fifth promissory note with Ross Sklar (not included in the listing below) in the principal amount of $472,500 with the same terms as the prior notes and a maturity date of February 14, 2024. This note was also convertible into the Class A common stock at the lender’s option and a conversion price of $0.29 per share. On December 29, 2022, STCB executed a sixth promissory note with Ross Sklar in the principal amount of $2,000,000. This note bore interest at Prime + 4% per annum, compounded monthly, was secured, matured on August 1, 2023, and included warrants to purchase 285,714 shares of our Class A common stock at a price of $0.01 per share. On March 3, 2023, STCB executed a seventh promissory note with Ross Sklar in the principal amount of $800,000. This note bore interest at Prime + 4% per annum, compounded monthly, was secured, matured on July 1, 2023, and included warrants to purchase 114,286 shares of our Class A common stock at a price of $0.01 per share.

On August 11, 2023, we issued to Sklar a consolidated secured promissory note (the “Consolidated Secured Promissory Note”) in the principal sum of $4,000,000, with a maturity date of December 31, 2024. The Consolidated Secured Promissory Note carries a floating interest rate comprised of the Wall Street Journal Prime Rate (re-assessed on the first date of each month (plus 2%), and is secured by an amended and restated consolidated security agreement (the “Amended and Restated Consolidated Security Agreement”), by and between the Company and Sklar, dated August 11, 2023, The Consolidated Secured Promissory Note consolidated the outstanding loan obligations of the Company to Sklar evidenced pursuant to the (i) January 24, 2020 Amended Note, (ii) the June 28, 2021 Note, (iii) the September 17, 2021 Note, (iv) the December 13, 2021 Note, (v) the December 29, 2022 Note, and (vi) the March 3, 2023 Note. The Amended and Restated Consolidated Security Agreement merged and integrated the December 29, 2022 Security Agreement and the March 3, 2023 Security Agreement, and provides a security interest in the Collateral (as defined in the Amended and Restated Consolidated Security Agreement) to secure the repayment of all principal, interest, costs, expenses and other amounts then or thereafter due under the Consolidated Secured Promissory Note until by the maturity date. Sklar was authorized to file financing statements to perfect the security interest in the Collateral without authentication by the Company.

The restructuring was accounted for as a debt modification. On May 31, 2024, the Consolidated Secured Promissory Note was amended by that certain Amendment to Consolidated Secure Promissory Note, by and between STCB and Mr. Sklar, dated May 31, 2024 (the “2024 Consolidated Note Amendment” and together with the Consolidated Secured Promissory Note, the “Amended Consolidated Secured Promissory Note”). The 2024 Consolidated Note Amendment, among other things, extended the maturity date to August 31, 2026, provided that to the extent amounts remain due and payable on the maturity date, it will be extended until August 31, 2027.

The following table represents Prior Notes that were part of the restructuring and related prior and updated terms (under the Amended Consolidated Secured Promissory Note):

	Original		Original	Original	Revised	Revised
	Balance		maturity	rate	maturity	rate
January 24, 2020 Amended Note	$100,000		7/19/2023	4%	08/31/2026	Prime + 2%
June 28, 2021 Note	100,000		6/28/2023	4%	08/31/2026	Prime + 2%
September 17, 2021 Note	500,000		9/17/2023	4%	08/31/2026	Prime + 2%
December 13, 2021 Note	500,000		12/13/2023	4%	08/31/2026	Prime + 2%
December 29, 2022 Note	2,000,000		8/1/2023	Prime + 4%	08/31/2026	Prime + 2%
March 3, 2023 Note	800,000		7/1/2023	Prime + 4%	08/31/2026	Prime + 2%
	$4,000,000
Less May 2024 repayment	(1,527,500)
	$2,472,500	(1)

(1)	Such was the balance of the Amended Consolidated Secured Promissory Note before the Company received additional fundings, as mentioned below.

Following the 2024 Consolidated Note Amendment, on August 13, 2025, STCB and Mr. Sklar entered into a Second Amendment to the Amended Consolidated Secured Promissory Note (the “Second Amendment”). Pursuant to the Second Amendment, the note was revised to consolidate two additional loans made by Mr. Sklar to the Company in the aggregate principal amount of $1,000,000, consisting of a $500,000 loan funded on July 15, 2025, and a second $500,000 loan funded on August 15, 2025. As a result of these transactions and prior repayments, the principal balance under the Second Amendment was adjusted to $3,472,500. The Second Amendment also reaffirmed that the note remains subject to the Subordination Agreement dated May 24, 2024, between Mr. Sklar and Gibraltar Business Capital, LLC, the Company’s senior lender. Except as expressly modified by the Second Amendment, all other terms, including interest rates, repayment provisions, and maturity dates under the Amended Consolidated Secured Promissory Note, remain unchanged and in full force and effect.

The February 14, 2022 Note mentioned above, which was excluded from the note consolidation, was amended on May 10, 2024, extending its maturity date to December 31, 2024. The note was fully repaid in 2024 using proceeds from the Gibraltar Loan and Security Agreement, and the Company no longer has any obligations for this note.

As of September 30, 2025 and December 31, 2024, the outstanding principal owed to Mr. Sklar under the referenced notes amounted to $3,472,500 and $2,472,500, respectively.

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

As of September 30, 2025, the Company had several Events of Default under the Loan and Security Agreement, due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company and its lender entered into an amendment and waiver to the Loan and Security Agreement, waiving (i) specified defaults therein, (ii) allowing additional permitted liens relating to the Company’s credit cards and credit card processing services as set forth therein, and (iii) adjusting certain financial and reporting covenants. Additionally, the Company and its lender entered into the Forbearance Agreement, effective July 18, 2025, related to its revolving loan facility. The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025. The forbearance period may be extended to October 16, 2025 and November 15, 2025, respectively, if the Company meets minimum EBITDA thresholds of $300,000 for the periods ending July 31, 2025 and August 31, 2025. The Forbearance Agreement does not constitute a waiver of any defaults, and the lender reserves all rights and remedies under the loan documents. The Company is in discussions with its lender to resolve these defaults, but the Forbearance Agreement has not been extended as of the date of this filing.

As of September 30, 2025, the balance of the revolving loan was $4,282,214 with a debt discount of $125,471, for a net balance of $4,156,743, with interest expense on the loan for the nine months ended September 30, 2025 of $432,651.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company identified that a substantial doubt exists if the Company is able to meet its obligations as they become due within one year of the date of the financial statements being issued. Principal conditions contributing to substantial doubt regarding the Company’s ability to continue as a going concern include its history of recurring net losses and continued working capital deficiencies. As of September 30, 2025, the Company reported an accumulated deficit of $82,838,219, which includes net losses of $1,387,811 and $1,261,907 for the three and nine months ended September 30, 2025, respectively. Additionally, the Company had a working capital deficit of approximately $6.1 million at September 30, 2025.

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

As of September 30, 2025, total debt on the balance sheet was approximately $7.9 million, which includes $3,472,500 in notes payable to Ross Sklar (“Sklar”), a significant minority shareholder. $1.0 million of the notes payable to Sklar were funded in July and August of 2025 in response to requests from the Company’s lender. Mr. Sklar’s ownership interest and operational role provide an incentive for him to be supportive of the Company regarding repayment of the notes due to him, as has occurred in prior periods (see Note 9). On July 18, 2025, the Company and its lender entered into the Forbearance Agreement related to its revolving loan facility. The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through November 15, 2025. The Company is in discussions with its lender to resolve these defaults, but the Forbearance Agreement has not been extended as of the date of this filing.

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

Working Capital Deficit

	September 30,	December 31,
	2025	2024
Current assets	$17,621,940	$17,818,439
Current liabilities	23,743,767	32,011,304
Working capital deficit	$(6,121,827)	$(14,192,865)

The decrease in current assets is primarily due to an increase in cash of $258,588, offset by a net decrease in accounts receivable of $523,357. The decrease in current liabilities is primarily the result of a decrease in fair value of share adjustment of $9,299,703.

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,176,857)	$517,879
Net cash used in investing activities	(132,950)	(286,327)
Net cash provided by (used in) financing activities	1,568,395	(377,101)
Increase (decrease) in cash	$258,588	$(145,549)

Operating Activities

Net cash used in operating activities was $1,176,857 for the nine months ended September 30, 2025. The cash outflows were primarily driven by a net loss of $1,261,907 and a non-cash gain of $3,692,529 related to stock payable. These impacts were partially offset by non-cash expenses, including $1,711,255 of stock-based compensation and $2,142,669 of amortization of intangible assets.

Net cash provided by operating activities was $517,879 for the nine months ended September 30, 2024. Operating cash inflows were primarily attributable to a non-cash loss of $15,703,049 related to stock payable share adjustments and an increase of $7,262,562 in accounts payable, related party payables, and other accrued liabilities. These inflows were partially offset by a net loss for the period and an increase in prepaid expenses and other assets totaling $1,458,391.

Investing Activities

Net cash used in investing activities was $132,950 for the nine months ended September 30, 2025 and was due to the purchase of property and equipment and intangibles.

Net cash used in investing activities was $286,327 for the nine months ended September 30, 2024 and was due to the purchase of property and equipment and intangibles.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $1,568,395, which includes net proceeds of $364,258 on the revolving loan, net proceeds of $204,137 from notes payable and $1,000,000 in receipts from related parties.

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

We review goodwill for impairment annually each November or more frequently if indicators of impairment exist. Our goodwill impairment test may require the use of qualitative judgements and fair-value techniques, which are inherently subjective. Impairment loss, if any, is recorded when the fair value of goodwill is less than its carrying value for each reporting unit.

No impairment losses related to goodwill were recognized for the nine months ended September 30, 2025 and 2024.

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

There were no impairment losses related to long-lived assets for the nine months ended September 30, 2025 and 2024.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured using the first-in, first-out method and stated at average cost as of September 30, 2025. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required.

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

The carrying amount of our consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2025 and December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2025, Skylar Body, LLC issued 3,000 Class B Incentive Units to BlueUTA – I, LLC in connection with a license agreement. The units were issued as consideration for services rendered and to be rendered and were not registered under the Securities Act of 1933, as amended. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of Regulation D. No underwriters were involved in the issuance, and no proceeds were received by the Company in connection with this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2025, the Company had several Events of Default under the Loan and Security Agreement, due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company and its lender entered into an amendment and waiver to the Loan and Security Agreement, waiving (i) specified defaults therein, (ii) allowing additional permitted liens relating to the Company’s credit cards and credit card processing services as set forth therein, and (iii) adjusting certain financial and reporting covenants. Additionally, the Company and its lender entered into the Forbearance Agreement, effective July 18, 2025, related to its revolving loan facility. The Forbearance Agreement acknowledges the existence of certain continuing Events of Default and provides that, subject to specified conditions, the lender will forbear from exercising remedies related to those defaults through September 16, 2025. The forbearance period may be extended to October 16, 2025 and November 15, 2025, respectively, if the Company meets minimum EBITDA thresholds of $300,000 for the periods ending July 31, 2025 and August 31, 2025. The Forbearance Agreement does not constitute a waiver of any defaults, and the lender reserves all rights and remedies under the loan documents. The Company is in discussions with its lender to resolve these defaults, but the Forbearance Agreement has not been extended as of the date of this filing.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

4.1 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.2 (*)†	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated September 12, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022.

4.3 (*)†	Registration Rights Agreement, by and between Starco Brands, Inc., a Nevada corporation, and the Investors listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.4 (*)	Voting Agreement, by and among Starco Brands, Inc., a Nevada corporation, and the stockholders listed on Schedule A thereto, dated December 29, 2022, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2023.

4.5 (*)	Registration Rights Agreement, by and between Starco Brands, Inc., and Hamilton Start, LLC in its capacity as Stockholder Representative on behalf of the Investors (as defined therein) dated February 15, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.6 (*)	Amendment to Registration Rights Agreement, dated May 14, 2024, by and among Starco Brands, Inc., and YL Management, LLC in its capacity as Successor Stockholder Representative on behalf of the Investors (as defined in the Registration Rights Agreement, by and between Starco Brands, Inc. and Hamilton Start, LLC, dated February 15, 2023), filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

4.7 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.8 (*)	Amendment to Voting Agreement, dated May 14, 2024, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A to the Voting Agreement, by and between Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021

10.5 (*)(+)	Amended and Restated License Agreement, by and between Whipshots Holdings LLC, Washpoppin Inc., and “Cardi B,” effective as of November 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2023

10.6 (*)(+)	Intellectual Property Purchase Agreement, by and between Whipshots LLC and PENGUINS FLY, LLC, dated as of August 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2021.

10.7 (*)	Form of Distribution Agreement, by and between Starco Brands, Inc. and “Distributor”, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.8 (*)	Form of Broker Agreement, by and between Starco Brands, Inc. and “Broker”, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2021.

10.9 (*)	Consolidated Secured Promissory Note of Starco Brands, Inc., issued in favor of Ross Sklar, dated August 11, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.10 (*)	Amendment to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated May 31, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.11 (*)	Amendment No. 2 to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated August 13, 2025.

10.12 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.13 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.14 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.15 (*) (+)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.16 (*) (+)	Loan and Security Agreement, dated as of May 24, 2024, by and among, Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.17 (*)	Waiver and Amendment No. 1, dated September 17, 2024, to Loan and Security Agreement, dated as of May 27, 2024, by and among. Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto.

10.18 (*)	Forbearance Agreement and Amendment No. 2, dated as of July 18, 2025, to Loan and Security Agreement, dated as of May 27, 2024, by and among. Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto.

10.19 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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
November 14, 2025

