Form 10-K
period 2025-12-31
Starco Brands, Inc.
filed 2026-04-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the 682,560,043 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price $0.028 on the OTC Market as of the last business day of its most recently completed second fiscal quarter of June 30, 2025, was approximately $19,111,681.

As of April 10, 2026, there were 784,192,033 shares of the registrant’s Class A common stock outstanding.

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

Starco Brands, Inc. which we refer to as “the Company,” “our Company,” “STCB”, “we,” “us” or “our,” was incorporated in the State of Nevada on January 26, 2010 under the name Insynergy, Inc. and adopted the name “Starco Brands, Inc.” on September 7, 2017. In July 2017, the Company entered into a licensing agreement with The Starco Group, Inc. (“TSG”), a related party entity, located in Los Angeles, California. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

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

Winona Pure®

STCB is the marketer of record, but not the owner of record for the Winona Pure® line of products. This line originated with Winona Butter Flavor Popcorn Spray and has since expanded with additional flavors of popcorn spray (Caramel, Garlic Butter and Hot Sauce). Additionally, the brand has launched a Sauce Spray line of products (Hot Sauce, Garlic Butter and Butter). STCB provides marketing services for Winona pursuant to a licensing agreement. The Winona line of products is sold in Walmart, H-E-B, Meijer and Food Lion grocery stores, among other retailers. STCB also offers the Winona Popcorn Spray line on Amazon through our strategic partner Pattern (formally iServe), who is a stockholder in STCB.

Whipshots®

In December 2021, the Company launched a new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots” at Art Basel in Miami and garnered over 1 billion impressions world-wide, and sold-out of its limited quantity can launches on whipshots.com each day of the month of the December launch month. The Company launched brick and mortar retail distribution in the first quarter of 2022, signed a distribution agreement with Republic National Distributing Company (“RNDC”), one of the largest spirits distributors in the nation, and signed distribution agreements with others. Whipshots® is currently distributed in 47 of 50 states. The base flavors of Whipshots®– Vanilla, Mocha, Caramel and Chocolate – are accompanied by new and Limited Time flavors such as Peppermint, Lime, Pumpkin Spice, Strawberry and King Cake. We plan to continue to offer various additional Limited Time flavors over time. Whipshots® is produced by Temperance Distilling Company (“Temperance”), where Sklar is a majority shareholder.

Whipshots® and Whipshotz® Trademarks

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”), an indirect subsidiary of the Company, entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The agreement provided that the Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets is payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz Products. The payments are subject to a minimum amount in each contract year and a maximum aggregate amount.

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

We will need to rely on sales of our Class A common stock and other sources of financing to raise additional capital. The purchases and manner of any share issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act. This provides significant support for our current retail and online distribution. We also plan to raise capital in the future through a compliant offering.

We remain committed to establishing ourselves as a premier brand owner and third-party marketer of innovative, cutting-edge technologies within the consumer products marketplace, with the ultimate goal of driving success and enhancing stockholder value. The Company will continue to evaluate its opportunities to further set the strategy for 2026 and beyond.

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

Employees

As of December 31, 2025, STCB and its subsidiaries employed 30 full-time employees and no part-time employees; the Company engages independent contractors and consultants on an as-needed basis.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, we have chosen to include the following risk factors.

The Company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events, pandemics and government lockdowns and technological developments (such as cyber-attacks and the ability to prevent those attacks). Additionally, early-stage companies are inherently riskier than more developed companies. You should consider general risks as well as specific risks when deciding whether to invest.

Risks Related to Our Company and its Business

We are reliant on related parties for some of our revenues, manufacturing certain of our products, and much of our administrative activities.

Starco Brands uses independent contractors and consultants from related parties on an as needed basis for some administration of Company operations. As set forth in these Risk Factors, some of our revenues and manufacturing depend on the operations of related parties.

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

In certain voting situations, Ross Sklar has the ability to direct votes of certain shares which he does not own. As a result, Mr. Sklar has the ability to prevent or influence certain actions by us.

As of April 10, 2026, Mr. Sklar beneficially controls, directly or indirectly, the voting power of up to 221,483,611 shares of the Company’s Class A common stock representing 28.2% of the total voting power of STCB pursuant to certain stockholder actions as described in the respective voting agreements.

As a result of his stock ownership and various voting agreements, Mr. Sklar can exercise significant control and influence over our business, including many matters requiring stockholder approval (e.g., election of directors, and significant corporate transactions, such as a merger or other sale of our Company or its securities or assets).

We rely on related parties and our business could be adversely affected if relationships with such related parties change, are terminated, or are not renewed.

Some of the Company’s products are dependent on TSG and Temperance which are wholly or majority owned by our CEO, Ross Sklar. There is no assurance that TSG or Temperance will produce, supply or distribute sufficient quantities of those products needed by the Company. Difficulties in developing alternative sources of supply, if required, or failure of TSG or Temperance to provide the products to the Company could have a material adverse effect on the Company’s business, financial condition, and result of operations.

We have incurred significant net losses and have only occasionally generated profits. We cannot assure you that we will continue to achieve profitable operations.

We have historically incurred significant net losses since inception. We incurred a net loss of $20,673,058 in the year ended December 31, 2025, incurred a net loss of $17,334,549 in the year ended December 31, 2024, incurred a net loss of $46,402,121 in the year ended December 31, 2023, generated net income of $977,858 in the year ended December 31, 2022 and incurred a net loss of $2,325,074 in the year ended December 31, 2021. As of December 31, 2025, we had an accumulated deficit of $102,347,578. We may not be able to maintain profitability and may incur significant losses again in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

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

In 2025, the Company recognized impairment charges on goodwill within the Soylent segment of $1,127,208. In 2024, the Company recognized $11,383,000 of impairment charges on goodwill within the Soylent segment and $2,944,871 of impairment charges on goodwill within the Starco Brands segment.

We cannot assure you that the remaining $11,234,312 of goodwill on the balance sheet as of December 31, 2025 will not be impaired in the future as it is not certain we will achieve sustainable operating profits and revenue growth in the future. Failure to achieve and maintain profitability could lead to a triggering event that would require analysis of whether the remaining goodwill should be impaired.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the year ended December 31, 2025 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. This report is dated April 14, 2026. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to continue generating revenues from our operations, which will enable us to fund our expansion plans and realize our business objectives. If we are unable to continue to grow our revenue and to and sustain profitability, we may not be able to continue as a going concern.

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

We rely on a licensing agreement with Temperance Distilling Company.

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

Whipshots®, a significant contributor to our revenue for fiscal years 2024 and 2025, is manufactured by Temperance. Temperance is responsible for the procurement of all raw materials and components required to manufacture Whipshots®. Due to the unique nature of Whipshots®, the Company is reliant on Temperance as the manufacturer of Whipshots® and would not be able to easily find a comparable third-party manufacturer if needed. The operations of Temperance can be subject to additional risks beyond our control, including shipping delays, labor disputes, trade restrictions, tariffs and embargos, or any other change in local conditions. Temperance may experience a significant disruption in the supply or raw materials from current sources and, in the event of such a disruption, it may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. There have occasionally been, and there may again in the future be, shipments of products by Temperance to the Company’s customers that fail to comply with our specifications or that fail to conform to our quality control standards or those of our customers. Under these circumstances, we may incur substantial expense to remedy the problems and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall. In such an event our brand reputation may be negatively impacted which could negatively impact our results of operations.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2025, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of Sarbanes-Oxley requires us to evaluate the effectiveness of our internal control over financial reporting every quarter and as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in the conditions or deterioration in the degree of compliance with policies or procedures may occur. Because the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Cybersecurity attacks impact businesses and organizations of all sizes and sectors on a global basis. At STCB, we recognize the importance of developing, implementing and maintaining a cybersecurity risk management program. We maintain resources to protect our systems and data against cybersecurity threats. We are dependent on internal and external information technology systems and infrastructure to securely process, transmit, and store critical information. We engage an outsourced security firm to oversee our cybersecurity. We reduce cybersecurity risks through a variety of cybersecurity risk management activities that are designed to identify, assess, manage and mitigate cybersecurity threats.

Risk Management Strategy

The Company’s cybersecurity risk management program focuses on the following key areas:

●	Governance: The cybersecurity risk management program is led by our outsourced security team. At present our Board does not oversee the cybersecurity risk management program, however, the Audit Committee receives regular updates on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations.
●	Approach: We use a cross-functional approach to identifying, preventing, assessing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting of incidents when required. Our cybersecurity efforts include the use of risk-based administrative, technical, and physical controls. STCB maintains an extensive set of policies, procedures, systems and tools designed to help safeguard our systems and data, including firewalls, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, penetration testing, independent third-party control audits, an internal bug bounty program, and other systems and processes.
●	Incident Response Planning: We maintain a breach reporting and resolution plan that includes defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans are tested and evaluated on a regular basis.
●	Education and Awareness: We maintain a security and privacy awareness program that runs throughout the year and includes training for all company personnel to enhance employee awareness of how to detect and respond to cybersecurity threats as well as more targeted training for company personnel that have increased responsibility for mitigating certain potential cybersecurity risks.

We review and update our policies, procedures, processes and practices to address changes in the threat landscape and based on lessons learned from suspected, actual or simulated incidents. We also review industry best practices to assist in evaluating responses to new challenges and risks. These evaluations include testing both the design and operational effectiveness of security controls.

Cybersecurity Risks

While we dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. To date and except as otherwise may be noted in this Annual Report, we are not aware of any cybersecurity threats, nor have we had any cybersecurity incidents.

Item 2.	Properties

Our principal offices are located at 706 N Citrus Avenue, Los Angeles, California, 90038.

Item 3.	Legal Proceedings

Global Brands, Ltd. vs. Starco Brands, Inc., USDC Central District of California, Case No. 2:25-cv-12147-HDV-BFM

Global Brands, Ltd. is suing the Company for breach of contract based on a distribution agreement to distribute Whipshots in the United Kingdom. The Company filed an answer and counter claims for breach of contract. The Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

Nesco Resource, LLC vs. The Starco Group, Inc., Ohio State Court, Case No. CV26131502

Nesco Resource, LLC filed a complaint against the Company and other defendants seeking approximately $150,000 for staffing services allegedly rendered. The matter is being informally negotiated to be resolved. The Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

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

On April 10, 2026, the closing price for our Class A common stock as reported on the OTCQB was $0.02. As of such date, we had 784,192,033 shares of Class A common stock issued and outstanding. We had no shares of Class B common stock or Preferred Stock outstanding.

Holders

As of April 10, 2026, we had 339 stockholders of record, which does not include stockholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our Class A common stock is unlikely.

Equity Compensation Plans

On November 27, 2023, our Board adopted an equity compensation plan (the “Equity Plan”) for employees and service providers of the Company, which authorized for issuance 100,000,000 shares of our Class A common stock. On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the stockholders the Equity Plan. The Company filed a Schedule 14C Definitive Information Statement (a “Definitive 14C”) relating to such corporate action on March 29, 2024, which became effective as of April 18, 2024.

Recent Sales of Unregistered Securities

All sales of unregistered Class A common stock of the Company during fiscal years 2024 and 2025 and through the date of this report were made in reliance upon Section 4(a)(2) of the Securities Act and are set forth below:

Date	Shares of Common Stock Issuable		Cash Proceeds / Value in Kind from Shares Issuable		Recipient(s) of Shares
February 14, 2024	16,309,203	(3)	$2,446,380	(4)	20 entities 4 individuals
February 14, 2024	125,642,385	(5)	$14,515,341		21 entities 4 individuals
March 12, 2024	4,979,731	(6)	$946,149	(7)	3 entities 11 individuals
June 30, 2024	11,573,660	(1)	$2,314,732	(2)	15 entities 22 individuals
May 15, 2025	136,760,337		$5,607,174		15 entities

(1)	Shares recorded for this issuance are holdback shares issued as part of the Skylar Merger Agreement.
(2)	The value recorded was previously recorded and recognized in 2022 pursuant to the initial Form D offering/Cash proceeds calculations in the Registrant’s prior filings with respect to the Skylar Merger Agreement.
(3)	Shares recorded for this issuance are holdback shares issued as part of the Soylent Merger Agreement.
(4)	The value recorded was previously recorded and recognized in 2023 pursuant to the initial Form D offering/Cash proceeds calculations in the Registrant’s prior filings with respect to the Soylent Merger Agreement.
(5)	Shares recorded for this issuance are contingent shares issued as part of a true-up relating to the Soylent Merger Agreement.
(6)	Shares recorded for this issuance are holdback shares issued as part of the AOS Merger Agreement.
(7)	The value recorded was previously recorded and recognized in 2022 pursuant to the initial Form D offering/Cash proceeds calculations in the Registrant’s prior filings with respect to the AOS Merger Agreement.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated results of operations and financial condition of Starco Brands, Inc. and subsidiaries as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Starco Brands, Inc. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in Item 1A, “Risk Factors” section of this Annual Report on Form 10-K.

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

Business Overview

Starco Brands, Inc. (formerly Insynergy Products, Inc.), which we refer to as “the Company,” “our Company,” “STCB”, “we,” “us” or “our,” was incorporated in the State of Nevada on January 26, 2010 under the name Insynergy, Inc. On September 7, 2017, the Company filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board determined the change of the Company’s name was in the best interests of the Company due to changes in our current and anticipated business operations at that time. In July 2017, the Company entered into a licensing agreement with TSG, a related party entity, located in Los Angeles, California. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine. Upon entering into the licensing agreement with TSG, the Company pivoted to commercializing novel consumer products manufactured by TSG.

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

Winona Pure®

STCB is the marketer of record, but not the owner of record for the Winona Pure® line of products. This line originated with Winona Butter Flavor Popcorn Spray and has since expanded with additional flavors of popcorn spray (Caramel, Garlic Butter and Hot Sauce). Additionally, the brand has launched a Sauce Spray line of products (Hot Sauce, Garlic Butter and Butter). STCB provides marketing services for Winona pursuant to a licensing agreement. The Winona line of products is sold in Walmart, H-E-B, Meijer and Food Lion grocery stores, among other retailers. STCB also offers the Winona Popcorn Spray line on Amazon through our strategic partner Pattern (formally iServe), who is a stockholder in STCB.

Whipshots®

In December 2021, the Company launched a new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots” at Art Basel in Miami and garnered over 1 billion impressions world-wide, and sold-out of its limited quantity can launches on whipshots.com each day of the month of the December launch month. The Company launched brick and mortar retail distribution in the first quarter of 2022, signed a distribution agreement with Republic National Distributing Company (“RNDC”), one of the largest spirits distributors in the nation, and signed distribution agreements with others. Whipshots® is currently distributed in 47 of 50 states. The base flavors of Whipshots®– Vanilla, Mocha, Caramel and Chocolate – are accompanied by new and Limited Time flavors such as Peppermint, Lime, Pumpkin Spice, Strawberry and King Cake. We plan to continue to offer various additional Limited Time flavors over time. Whipshots® is produced by Temperance Distilling Company (“Temperance”), where Sklar is a majority shareholder.

Whipshots® and Whipshotz® Trademarks

On September 8, 2021, Whipshots LLC, a Wyoming limited liability company (“Whipshots LLC”), an indirect subsidiary of the Company, entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The agreement provided that the Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets is payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz Products. The payments are subject to a minimum amount in each contract year and a maximum aggregate amount.

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

We will need to rely on sales of our Class A common stock and other sources of financing to raise additional capital. The purchases and manner of any share issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act. This provides significant support for our current retail and online distribution. We also plan to raise capital in the future through a compliant offering.

We remain committed to establishing ourselves as a premier brand owner and third-party marketer of innovative, cutting-edge technologies within the consumer products marketplace, with the ultimate goal of driving success and enhancing stockholder value. The Company will continue to evaluate its opportunities to further set the strategy for 2026 and beyond.

For more information and to view our products, you may visit our websites at www.starcobrands.com, www.whipshots.com, www.spraywinona.com, www.artofsport.com, www.skylar.com and www.soylent.com.

Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

	December 31,	December 31,
	2025	2024	Change
Revenues, net	$37,314,827	$52,527,130	$(15,212,303)
Revenues, related parties, net	3,164,581	6,140,172	(2,975,591)
Cost of goods sold	21,577,400	33,907,301	(12,329,901)
Cost of goods sold, related parties	3,249,562	3,896,551	(646,989)
Gross profit	15,652,446	20,863,450	(5,211,004)
Operating expenses:
Compensation expense	7,188,607	9,037,123	(1,848,516)
Professional fees	2,662,177	3,533,052	(870,875)
Marketing, general and administrative	13,150,677	18,890,738	(5,740,061)
Fair value share adjustment	(3,692,529)	(10,544,263)	6,851,734
Goodwill impairment	1,127,208	14,327,871	(13,200,663)
Intangibles impairment	14,000,000	13,304	13,986,696
Total operating expense	34,436,140	35,257,825	(821,685)
Loss from operations	(18,783,694)	(14,394,375)	(4,389,319)
Other expense:
Interest expense	1,082,104	961,588	120,516
Other expense	807,260	1,978,586	(1,171,326)
Total other expense	1,889,364	2,940,174	(1,050,810)
Loss before provision for income taxes	(20,673,058)	(17,334,549)	(3,338,509)
Provision for income taxes	-	-	-
Net loss	(20,673,058)	(17,334,549)	(3,338,509)
Net loss attributable to non-controlling interest	254,163	316,339	(62,176)
Net loss attributable to Starco Brands	$(20,927,221)	$(17,650,888)	$(3,276,333)

Revenues

For the year ended December 31, 2025, we recorded revenues of $37,314,827, compared to $52,527,130 for the year ended December 31, 2024 for a decrease of $15,212,303 or 29%. The decrease was primarily driven by reduced product sales of Soylent due to an intentional focus on de-emphasizing lower margin sales channels, and some impact from inventory constraints which limited our capacity to accept and fulfill customer orders.

Revenues, related parties

For the year ended December 31, 2025, the Company recorded related party revenues of $3,164,581 compared to $6,140,172 for the year ended December 31, 2024, resulting in a decrease of $2,975,591 or 48%. This decline was primarily attributable to a reduction in royalties received during the current period.

Cost of Goods Sold

For the year ended December 31, 2025, we recorded cost of goods sold of $21,577,400, compared to $33,907,301 for the year ended December 13, 2024, a decrease of $12,329,901 or 36%. The decrease is primarily a result of the reduction in sales volumes.

Cost of Goods Sold, Related Parties

For the year ended December 31, 2025, our cost of goods sold, related parties amounted to $3,249,562, reflecting a decrease of $646,989 or 17%, compared to $3,896,551 for the year ended December 13, 2024. The decrease can be attributed to a reduction in sales volumes of Winona.

Operating Expenses

For the year ended December 31, 2025, our compensation expense amounted to $7,188,607, reflecting a decrease of $1,848,516 or 20%, compared to $9,037,123 for the year ended December 31, 2024. The decline primarily reflects workforce reductions implemented by the Company, as well as the absence of bonus accruals in fiscal year 2025.

For the year ended December 31, 2025, our professional fees totaled $2,662,177, representing a decrease of $870,875 or 25%, compared to $3,533,052 in the prior year. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decline was mainly driven by a reduction in consulting and contractor services during the current period. Additionally, the prior-year period reflects the impact of a transition to a new accounting system that occurred during Q3 2024. As part of this implementation, certain expense accounts—specifically contractor and consultant costs—were reclassified from professional fees to marketing and advertising. As a result, professional fees in the prior-year period may not be directly comparable

For the year ended December 31, 2025, our marketing, general and administrative expenses amounted to $13,150,677, reflecting a decrease of $5,740,061 or 30%, compared to $18,890,738 for the year ended December 31, 2024. The year-over-year reduction was primarily driven by lower royalty costs and the termination of several vendor services, implemented as part of a broader cost-savings initiative.

For the year ended December 31, 2025, we incurred a fair value share adjustment gain of $3,692,529 compared to a fair value share adjustment gain of $10,544,263 in the prior year; this was due to a decrease in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares and included the final settlement of the liability in May 2025.

For the year ended December 31, 2025, we incurred a goodwill impairment loss of $1,127,208 related to the Soylent segment, reducing it to zero. As of December 31, 2024, the Starco Brands segment and the Soylent segment were impaired by $2,944,871 and $11,383,000, respectively, and had remaining goodwill balances of $0 and $1,127,208, respectively.

For the year ended December 31, 2025, we incurred an intangibles impairment loss related to the Soylent segment of $14,000,000; as of December 31, 2024, we incurred an intangibles impairment loss of $13,304 to the AOS component of the Starco Brands segment.

Other Expense

Total other expense for the year ended December 31, 2025, was $1,889,364, compared to $2,940,174 in the same period of 2024. The year-over-year decrease was primarily driven by a rise in interest expense, which increased to $1,082,104 from $961,588 in the prior-year period, and a lower level of other expense, totaling $807,260 in 2025 compared to $1,978,586 in 2024.

Net Loss

For the year ended December 31, 2025, we reported a net loss of $20,673,058 compared to a net loss of $17,334,549 for the same period in 2024. The increase in net loss was primarily driven by a $14.0 million non-cash impairment charge related to the write-down of certain definite-lived intangibles associated with the Soylent reporting unit. Excluding this impairment charge, our underlying operating performance improved year-over-year, reflecting a reduction in goodwill impairment of $13,200,663 and decreases in compensation expense and marketing, general and administrative expenses of $1,848,516 and $5,740,061, respectively. These improvements were more than offset by the intangible asset impairment recorded in 2025, resulting in the higher reported net loss for the period.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $102,347,578 as of December 31, 2025. Net cash provided by financing activities for the year ended December 31, 2025 was $1,644,720. Financing activities during the period included net payments of $3,917,955 on our revolving loan, net proceeds of $62,675 from notes payable, receipts of $1,000,000 from related parties, and $4,500,000 in borrowings under a new line of credit.

For the year ended December 31, 2024, net cash used in financing activities was $2,329,940. Financing activities for that period included net proceeds of $3,541,543 from our revolving loan, net payments of $36,236 on notes payable, payments of $2,000,000 to related parties, and payments of $3,835,247 on a line of credit.

We used $900,770 of net cash in operating activities for the year ended December 31, 2025. Operating cash outflows were primarily driven by our net loss of $20,673,058 and a non-cash gain of $3,692,529 related to a stock-payable share adjustment. These impacts were partially offset by non-cash expenses, including $2,039,315 of stock-based compensation, $2,861,749 of amortization of intangible assets, goodwill impairment of $1,127,208 and intangibles impairment of $14,000,000.

Net cash provided by operating activities was $2,215,446 for the year ended December 31, 2024. Operating cash inflows for that period were primarily attributable to a goodwill impairment charge of $14,327,871, a net decrease of $6,324,556 in operating assets, and a net decrease of $4,738,571 in payables and other liabilities.

Notes Payable - Ross Sklar (Chief Executive Officer)

On August 11, 2023, we issued a Consolidated Secured Promissory Note to Ross Sklar in the principal amount of $4,000,000, consolidating several prior notes. The note bears interest at the Wall Street Journal Prime Rate plus 2 percent, reassessed monthly, and is secured by substantially all of our assets pursuant to an Amended and Restated Consolidated Security Agreement. On May 31, 2024, we and Mr. Sklar entered into an amendment extending the maturity date to August 31, 2026, with an automatic extension to August 31, 2027 if amounts remain outstanding at maturity. The restructuring was accounted for as a debt modification.

During 2024, we repaid $1,527,500 of principal using proceeds from the Gibraltar Loan. As of December 31, 2024, the outstanding principal balance under the Amended Consolidated Secured Promissory Note was $2,472,500, with no accrued interest outstanding.

On August 13, 2025, we and Mr. Sklar entered into a Second Amendment to the Amended Consolidated Secured Promissory Note. The Second Amendment consolidated two additional loans made by Mr. Sklar to us in the aggregate principal amount of $1,000,000, consisting of a $500,000 loan funded on July 15, 2025 and a $500,000 loan funded on August 15, 2025. After giving effect to these additional loans and prior repayments, the principal balance under the note was adjusted to $3,472,500. The Second Amendment reaffirmed that the note remains subject to the Subordination Agreement dated May 24, 2024 between Mr. Sklar and Gibraltar Business Capital, LLC. Except as modified by the Second Amendment, all other terms of the Amended Consolidated Secured Promissory Note, including interest rate, repayment provisions, and maturity, remained unchanged.

As of December 31, 2025, the outstanding principal balance owed to Mr. Sklar under the amended note was $3,472,500. Interest expense related to notes held by Mr. Sklar was $286,144 and $328,207 for the years ended December 31, 2025 and 2024, respectively.

We previously issued an unsecured note to Mr. Sklar on February 14, 2022 in the principal amount of $472,500. The note was amended on May 10, 2024 to extend its maturity to December 31, 2024 and was fully repaid during 2024 using proceeds from the Gibraltar Loan. No amounts were outstanding under this note as of December 31, 2025 or December 31, 2024.

Gibraltar Loan and Security Agreement – Revolving Loan

On May 24, 2024, we and our subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Gibraltar Business Capital, LLC (“Gibraltar”), providing a senior secured revolving line of credit of up to $12.5 million (the “Gibraltar Loan”). The facility included a $1.5 million Permitted Overadvance Amount, which decreased by $125,000 per month beginning June 1, 2024. Borrowings under the facility were secured by a first-priority security interest in substantially all of the assets of us and our subsidiaries. The revolving line of credit was scheduled to mature on May 24, 2026, with a one-year automatic extension subject to the satisfaction of certain conditions.

Revolving loans accrued interest at One Month Term SOFR plus an applicable margin, with an additional 2.00% per annum applied to any portion of the loan classified as a Permitted Overadvance. Interest was payable monthly. As of December 31, 2024, the interest rate on the Gibraltar Loan was 10.00%. As of September 30, 2025, the interest rate was 12.28%.

The Loan and Security Agreement contained customary affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, investments, dividends, stock repurchases, and other restricted payments. The agreement also included financial covenants, including a minimum EBITDA covenant and a maximum Unfinanced Capital Expenditures covenant. The Loan and Security Agreement further contained customary events of default, including nonpayment, covenant violations, breaches of representations and warranties, insolvency events, and cross-defaults.

As of December 31, 2024, we were in default under the Loan and Security Agreement due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. We were not in payment default. We engaged in discussions with Gibraltar regarding a waiver and amendment of the financial covenants.

During 2025, we continued to experience covenant violations, including failure to satisfy minimum EBITDA requirements and certain reporting obligations. On July 18, 2025, we and Gibraltar entered into a Forbearance Agreement, under which Gibraltar agreed, subject to specified conditions, to forbear from exercising remedies related to existing events of default through September 16, 2025. The forbearance period could be extended to October 16, 2025 and November 15, 2025 if we achieved minimum EBITDA thresholds for the periods ended July 31, 2025 and August 31, 2025, respectively.

On November 24, 2025, we and Gibraltar entered into Amendment No. 1 to the Forbearance Agreement, extending the forbearance period through December 31, 2025, subject to the satisfaction of certain conditions. The amendment did not constitute a waiver of any defaults, and Gibraltar expressly reserved all rights and remedies under the Loan and Security Agreement.

As of December 31, 2024, the outstanding principal balance under the Gibraltar Loan was $3,917,956, with a debt discount of $266,626, resulting in a net carrying amount of $3,651,330. Interest expense related to the Gibraltar Loan was $395,184 for the year ended December 31, 2024.

As of September 30, 2025, the outstanding principal balance was $4,282,214, with a net carrying amount of $4,156,743 after discounts. Interest expense was $155,243 and $432,651 for the three and nine months ended September 30, 2025, respectively.

In December 2025, we fully repaid all outstanding obligations under the Gibraltar Loan and Security Agreement. Upon repayment, all liens and security interests held by Gibraltar were released, and the Loan and Security Agreement, including the Forbearance Agreement and related amendments, was terminated. As of December 31, 2025, no amounts were outstanding under the Gibraltar Loan, and we had no remaining obligations to Gibraltar.

Related Party Bridge Loan – The Starco Group, Inc.

On December 22, 2025, we entered into a Bridge Term Loan Promissory Note with The Starco Group, Inc. (“TSGI”), a company wholly owned by Ross Sklar, the Company’s Chief Executive Officer. The Promissory Note provides for a bridge term loan of up to $5,000,000, including an initial disbursement of $4,500,000 and additional delayed drawdowns of up to $500,000 through December 31, 2026. The proceeds were used to repay our outstanding obligations under the Gibraltar Loan and to support working capital needs.

The Bridge Loan bears interest at the lesser of (i) the Highest Lawful Rate or (ii) the Prime Rate (not less than 6.00 percent) plus 4.25 percent. Interest is payable monthly beginning January 1, 2026. Principal payments begin January 1, 2027 and continue through 2030, with scheduled monthly payments ranging from $28,000 to $66,000. We may prepay the loan at any time without penalty. The loan matures on the earlier of (i) five years from issuance, (ii) acceleration upon default, or (iii) full repayment.

As of December 31, 2025, the outstanding principal balance under the Bridge Loan was $4,500,000.

Going Concern

The audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date the financial statements are issued. The principal conditions giving rise to substantial doubt include our history of recurring net losses and continued working capital deficiencies. As of December 31, 2025, we had an accumulated deficit of $102,347,578, including a net loss of $20,673,058 for the year then ended, and a working capital deficit of approximately $1.4 million.

Management has evaluated the factors contributing to these conditions. Our historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of December 31, 2025, our total debt was $8,085,658, consisting of $3,472,500 of notes payable to our CEO, Ross Sklar; $4,500,000 outstanding under a new bridge loan; and $113,158 on a note payable related to directors’ and officers’ insurance. Mr. Sklar holds a significant minority ownership interest, and historically, certain notes payable to him have been extended or refinanced; however, there can be no assurance that such extensions or refinancings will continue in the future.

To address the conditions giving rise to substantial doubt, management intends to pursue additional financing sources to enhance liquidity, provide working capital, and support repayment of existing obligations, if necessary. Management also continues to implement strategic initiatives to increase revenue in our most profitable sales channels and reduce overall expenses as a percentage of revenue. Improvements to date have resulted, and are expected to continue to result, from operational synergies achieved through our shared services model and our focus on profitable sales channels.

Despite these plans, the conditions described above continue to raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Working Capital Deficit

	December 31,	December 31,
	2025	2024
Current assets	$11,899,737	$17,818,439
Current liabilities	(13,285,278)	(32,011,304)
Working capital deficiency	$(1,385,541)	$(14,192,865)

The decrease in current assets is primarily due to decreases in accounts receivable and inventory of $4,431,698 and $3,743,423, respectively, offset by an increase in prepaid expenses of $1,645,419. The decrease in current liabilities is primarily a result of a decrease in fair value of share adjustment of $9,299,703, the repayment of a revolving loan from the prior year of $3,651,330 and a decrease in accounts payable of $3,921,436.

Cash Flows

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(900,770)	$2,215,446
Net cash used in investing activities	(132,950)	(439,325)
Net cash provided by (used in) financing activities	1,644,720	(2,329,940)
Increase (decrease) in cash	$611,000	$(553,819)

Operating Activities

Net cash used in operating activities was $900,770 for the year ended December 31, 2025 and was primarily due to an increase in prepaid expenses and other assets of $1,645,419 as well as net decreases in accounts payable, other payables and accrued liabilities of $3,379,404. The net loss for the year of $20,673,058 was impacted by non-cash amortization of intangible assets, goodwill impairment, intangibles impairment and stock-based compensation of $2,861,749, $1,127,208, $14,000,000 and $2,039,315, respectively, as well as a fair value share adjustment gain in the amount of $3,692,529.

Net cash provided by operating activities was $2,215,446 for the year ended December 31, 2024 and was primarily due to a combined decrease in accounts receivable and accounts receivable-related parties of $2,240,241, a decrease in inventory in the amount of $2,425,895 and a combined increase in accounts payable and accounts payable-related parties of $2,344,959. The net loss for the year of $17,334,549 was mostly offset by non-cash expenses of goodwill impairment and amortization of intangible assets of $14,327,871 and $2,831,972, respectively.

Investing Activities

Net cash used in investing activities was $132,950 for the year ended December 31, 2025 and was primarily due to cash paid for purchase of property and equipment of $112,950.

Net cash used in investing activities was $439,325 for the year ended December 31, 2024 and was primarily due to cash paid for purchase of property and equipment of $310,590.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $1,644,720, which primarily resulted from $4,500,000 in proceeds from a bridge loan and $1,000,000 in receipts from related parties, offset by net payments made on loans of $3,855,280.

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

We consider our critical accounting estimates to include the assumptions and estimates associated with timing for revenue recognition, testing of goodwill and intangibles for impairment, recoverability of long-lived assets, estimating the allowance for doubtful accounts, determining the net realizable value of inventory, assessing the value of certain share-based adjustments, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate. Our significant accounting policies are more fully described in the notes to our Consolidated Financial Statements. We believe that the following accounting policies and estimates are critical to our business operations and understanding our financial results.

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

The Company experienced a triggering event in 2025 due to lower than expected revenue for the Soylent segment, prompting the write-off of Soylent goodwill of $1,127,208 to a zero balance as of December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, goodwill was $11,234,312 and $12,361,520, respectively.

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

The Company experienced triggering events in 2025 due to lower-than-expected revenue for the Soylent segment, prompting a qualitative and quantitative impairment assessment of its definite-lived intangible assets as of November 30, 2025. The Company recorded a loss on impairment for the definite-lived intangible assets of its Soylent subsidiary in the amount of $14,000,000 for the year ended December 31, 2025.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured and stated at average cost as of December 31, 2025. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required.

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

The carrying amount of our consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2025 and December 31, 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The Company adopted this standard in the current year. The adoption did not affect the Company’s financial position or results of operations, but it resulted in expanded income tax disclosures within the notes to the consolidated financial statements. Management does not expect the adoption of this standard to have a material impact on the Company’s critical accounting estimates.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to provide additional tabular disaggregation of specified natural expense categories for each relevant income statement caption. The Company has not yet adopted this standard. Management does not expect the adoption of this standard to have a material impact on the Company’s financial position, results of operations, or cash flows, but the standard may require expanded disclosures and changes to internal reporting processes. Management does not expect the adoption to have a material impact on the Company’s critical accounting estimates.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides an optional practical expedient and related policy election for estimating expected credit losses on certain current accounts receivable and current contract assets. The Company has not yet adopted this standard. Management is evaluating whether to elect the practical expedient and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows; management also does not expect a material effect on the Company’s critical accounting estimates unless the Company elects the policy and the quantitative effect is material.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2025 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to a material weakness related to lack of corporate documentation, which we had previously reported as of December 31, 2024, 2023 and 2022, and lack of segregation of duties which was reported as of December 31, 2024.

Management’s Plan to Remediate Material Weaknesses

During the year ended December 31, 2025, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Term of Director/Officer
Ross Sklar	51	President, CEO, Interim Chief Financial Officer, Director and Chairman of the Board	Officer: August 2017 until successor is duly appointed and qualified
Director: August 2015 until successor is duly elected and qualified
			Interim CFO: November 2024 until successor is duly appointed and qualified
Darin Brown	49	Chief Operating Officer, Secretary, and Director	Officer: June 2023 until successor is duly appointed and qualified Director: June 2020 until successor is duly elected and qualified
Bharat Vasan	50	Director, Audit Committee Chair	March 2024 until successor is duly elected and qualified
Joe Schimmelpfennig	53	Director, Audit Committee member	July 2024 until successor is duly elected and qualified

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

Bharat Vasan - Director

Bharat Vasan is an experienced Board member, executive and investor, with more than 20 years of leading businesses across multiple industries, including in consumer packaged goods, digital health, AI, software, electronics and games. Mr. Vasan has a track record of growing and scaling businesses across different stages of their lifecycle, including raising capital, and mergers and acquisitions. Mr. Vasan is currently the CEO & Founder of Intangible, a venture-backed AI startup. Prior to that, he was Chief Operating Officer of The Production Board (“TPB”), a San Francisco-based venture capital firm. At TPB, Mr. Vasan sat on private and public boards, including Uplifting Results Labs and TPB Acquisition Corp I. Prior to joining TPB, Mr. Vasan was the Chief Executive Officer and a Board Member of PAX Labs. He has led multiple businesses to successful financings and acquisitions, including as the President and Chief Operating Officer at August Home (acquired by Assa Abloy), and as the co-founder and Chief Operating Officer of BASIS Science (acquired by Intel, Inc.). Mr. Vasan also played various roles in corporate development and executive leadership at Electronic Arts. He is active with non-profit causes and currently sits on the Board of the San Francisco Society for the Prevention of Cruelty to Animals (SPCA). Mr. Vasan received his undergraduate degree from Middlebury College and his graduate degree from Columbia University.

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

Board Composition, Committees and Director Selection

The Board currently consists of four (4) directors. Members of the Board regularly discuss various business matters informally on numerous occasions throughout the year. During the fiscal year ended December 31, 2025, the Board met three times and acted by unanimous written consent three times. All current directors attended 100% of the meetings of the Board in 2025. We do not have a policy regarding Board members’ attendance at meetings of stockholders.

Our Board maintains certain standing committees consisting of Board members. The Board has three separate standing committees: (i) the compensation committee (“Compensation Committee”), (ii) audit committee (“Audit Committee”) and (iii) nominating and corporate governance committee (“Nominating and Corporate Governance Committee”).

Our Board does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the Board should be separate and Mr. Sklar currently serves as both Chief Executive Officers and Chairman. Our Board reviews its leadership structure regularly and believes at this time that the Company and its stockholders are best served by having the CEO serve in both positions. Combining the roles fosters accountability, effective decision-making and alignment between interests of our Board and management. Our Board currently has no lead independent director. Our Board expects to periodically review its leadership structure to ensure that it continues to meet the Company’s needs.

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

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of our Board through recommendations from members of the Committee and other Board members and executive officers of the Company and will consider candidates who are recommended by stockholders. These factors focus on skills, expertise or background and may include decision-making ability, judgment, personal integrity and reputation, experience with businesses and other organizations of comparable size, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2025, we believe all necessary forms have been filed.

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

Item 11.	Executive Compensation

The table below outlines the cash compensation of the Company’s executive officers for the past two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Sklar,	2025	$120,000	$-	$-	$-	$-	$-	$-	$120,000
CEO, CFO(1), Director	2024	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Darin Brown,	2025	$270,000	$52,650	$-	$-	$-	$-	$-	$322,650
COO, Director	2024	$272,000	$-	$-	$-	$-	$-	$-	$270,000
Kevin Zaccardi,	2025	$-	$-	$-	$-	$-	$-	$-	$-
CFO(2)	2024	$269,641	-	-	-	-	-	-	$269,641
David Dreyer,	2025	$152,308	$16,453	$-	$-	$-	$-	$60,577	$229,338
VP(3)	2024	$225,000	$-	$-	$-	$-	$-	$-	$225,000
Bharat Vasan,	2025	$-	$-	$-	$-	$-	$-	$-	$-
Director	2024	$-	$-	$-	$-	$-	$-	$-	$-
Joe Schimmelpfennig,	2025	$-	$-	$-	$-	$-	$-	$-	$-
Director	2024	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Effective November 8, 2024, Mr. Sklar was appointed as our Interim-Chief Financial Officer.
(2)	Effective November 8, 2024, Mr. Zaccardi resigned as our acting Chief Financial Officer.
(3)	Mr. Dreyer’s services as Chief Marketing Officer ceased as of August 18, 2025.

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

Securities Under Equity Compensation Plans

On November 27, 2023, our Board adopted an equity compensation plan (the “Equity Plan”) for employees and service providers of the Company, which authorized 100,000,000 shares of our Class A common stock. On March 18, 2024, certain stockholders constituting a majority of the voting rights of the Class A common stock, approved by written consent in lieu of a special meeting the stockholders the Equity Plan. The Company filed a Schedule 14C Definitive Information Statement (a “Definitive 14C”) relating to such corporate action on March 29, 2024, which became effective as of April 18, 2024.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding Class A common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Class A common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 784,192,033 shares of common stock outstanding as of April 10, 2026.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Class A common stock	Ross Sklar	94,344,888	(1)	12.0%
Class A common stock	Darin Brown	2,000,000		0.3%
Class A common stock	Bharat Vasan	-		-%
Class A common stock	Joe Schimmelpfennig	-		-%
Class A common stock	GV 2016 GP, L.L.C.	147,490,961	(2)	18.8%
Class A common stock	Andreessen Horowitz Fund IV, L.P.	118,633,627		15.1%
Class A common stock	The Production Board, LLC	91,444,397		11.7%
	Directors and executive officers as a group (4 persons)	96,344,888		12.3%

(1)	Includes 41,666,666 shares held by SEI Sklar Enterprises, LLC (“SEI Sklar”). Mr. Sklar is the Manager of SEI Sklar.

(2)	GV 2016 GP, L.L.C. holds these shares indirectly through GV 2016, L.P.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The following summarizes transactions during the years ended December 31, 2025 and 2024 involving the Company and its executive officers, directors, beneficial owners of more than 5% of the Company’s voting securities, and entities affiliated with such persons. All related party transactions were approved by the disinterested members of the Board of Directors. These transactions were not negotiated on an arm’s length basis, and the terms may differ from those that would have been obtained in transactions with unrelated parties.

Notes Payable – Ross Sklar (Chief Executive Officer)

On August 11, 2023, the Company issued a Consolidated Secured Promissory Note to Ross Sklar in the principal amount of $4,000,000, consolidating several prior notes. The note bears interest at the Wall Street Journal Prime Rate plus 2 percent, reassessed monthly, and is secured by substantially all assets of the Company pursuant to an Amended and Restated Consolidated Security Agreement. On May 31, 2024, the Company and Mr. Sklar entered into an amendment extending the maturity date to August 31, 2026, with an automatic extension to August 31, 2027 if amounts remain outstanding at maturity. The restructuring was accounted for as a debt modification. During 2024, the Company repaid $1,527,500 of principal using proceeds from the Gibraltar Loan. As of December 31, 2024, the outstanding principal balance under the Amended Consolidated Secured Promissory Note was $2,472,500, with no accrued interest outstanding.

On August 13, 2025, the Company and Mr. Sklar entered into a Second Amendment to the Amended Consolidated Secured Promissory Note. The amendment consolidated two additional loans made by Mr. Sklar to the Company in the aggregate principal amount of $1,000,000, consisting of a $500,000 loan funded on July 15, 2025 and a $500,000 loan funded on August 15, 2025. After giving effect to these additional loans and prior repayments, the principal balance under the note was adjusted to $3,472,500. The note remains subject to the Subordination Agreement dated May 24, 2024 between Mr. Sklar and Gibraltar Business Capital, LLC. All other terms remained unchanged. As of December 31, 2025, the outstanding principal balance owed to Mr. Sklar under the amended note was $3,472,500. Interest expense related to notes held by Mr. Sklar was $286,144 and $328,207 for the years ended December 31, 2025 and 2024, respectively.

The Company previously issued an unsecured note to Mr. Sklar on February 14, 2022 in the principal amount of $472,500. The note was amended on May 10, 2024 to extend its maturity to December 31, 2024 and was fully repaid during 2024 using proceeds from the Gibraltar Loan. No amounts were outstanding under this note as of December 31, 2025 or December 31, 2024.

Gibraltar Loan and Security Agreement – Subordination

In connection with the Company’s Loan and Security Agreement with Gibraltar Business Capital, LLC, on May 24, 2024, Mr. Sklar entered into a subordination agreement pursuant to which his rights under the Amended Consolidated Secured Promissory Note and the February 14, 2022 Note were subordinated to Gibraltar’s rights. The subordination agreement remained in effect throughout 2025 and terminated upon the Company’s repayment of the Gibraltar Loan in December 2025.

Related Party Bridge Loan – The Starco Group, Inc.

On December 22, 2025, the Company entered into a Bridge Term Loan Promissory Note with TSGI, a company wholly owned by Mr. Sklar. The Promissory Note provides for a bridge term loan of up to $5,000,000, including an initial disbursement of $4,500,000 and additional delayed drawdowns of up to $500,000 through December 31, 2026. The proceeds were used to repay the Company’s outstanding obligations under the Gibraltar Loan and to support working capital needs. The Bridge Loan bears interest at the lesser of the Highest Lawful Rate or the Prime Rate (not less than 6.00 percent) plus 4.25 percent. Interest is payable monthly beginning January 1, 2026. Principal payments begin January 1, 2027 and continue through 2030. The loan may be prepaid at any time without penalty. As of December 31, 2025, the outstanding principal balance under the Bridge Loan was $4,500,000.

Related Party Lease

On May 1, 2024, the Company entered into an operating lease for office space with a related-party lessor. The lease covers approximately 3,000 square feet located at 706 N. Citrus Ave., Los Angeles, California, with monthly base rent of $10,000 and annual increases of 5%. The Company recognized a right-of-use asset and corresponding lease liability of $587,914 upon lease commencement. Lease expense was $136,038 and $90,692 for the years ended December 31, 2025 and 2024, respectively.

Other Related Party Transactions

During the years ended December 31, 2025 and 2024, the Company recognized revenue from related parties of $3,164,581 and $6,140,172, respectively. Accounts receivable and accrued accounts receivable from TSG and Temperance were $0 as of December 31, 2025 and $2,250,379 as of December 31, 2024. Ross Sklar serves as Chairman of Temperance. During the years ended December 31, 2025 and 2024, the Company recognized cost of goods sold from products purchased from related parties of $3,064,112 and $3,896,551, respectively. Accounts payable to TSG and other related parties were $1,238,693 as of December 31, 2025 and $1,658,188 as of December 31, 2024. During the years ended December 31, 2025 and 2024, the Company recorded related party advances of $487,600 and $0, respectively, which are included in accrued liabilities and other current liabilities on the consolidated balance sheet.

Voting Agreements

The Company is party to several voting agreements entered into in connection with prior acquisitions, including the AOS Voting Agreement, the Skylar Voting Agreement, and the Soylent Voting Agreement. These agreements grant Mr. Sklar certain voting rights or proxy authority over shares held by other stockholders, subject to specified conditions and termination provisions. As of April 16, 2025, Mr. Sklar beneficially controls, directly or indirectly, the voting power of up to 484,608,472 shares of the Company’s Class A common stock, representing up to 75.1 percent of the outstanding voting power with respect to the election of up to four of seven directors. Mr. Sklar may exercise control over approximately 220,658,559 shares, or 34.2 percent of the total voting power, pursuant to certain stockholder actions described in the respective voting agreements.

Director Independence

The Company is not currently required to maintain a majority-independent Board under applicable rules for non-listed companies. As of the date of this Report, the Board consists of four directors, one of whom is independent under the independence standards of the Nasdaq Stock Market. The Company intends to increase the number of independent directors as its operations expand and as required by future listing standards.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Macias Gini & O’Connell LLP (“MGO”) has served as our independent registered public accountants for the years ended December 31, 2025 and 2024. The following is a summary of the fees billed or expected to be billed to us by MGO for professional services rendered with respect to the fiscal years ended December 31:

	2025	2024
Audit fees (1)	$400,000	$550,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$400,000	$550,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, and the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

4.7 (*)	Voting Agreement, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

4.8 (*)	Amendment to Voting Agreement, dated May 14, 2024, by and among Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A to the Voting Agreement, by and between Starco Brands, Inc., Ross Sklar, and the stockholders of the Company listed on Schedule A thereto, dated February 15, 2023, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2024.

4.9(*)	Stockholder Agreement by and among Starco Brands, Inc., a Nevada corporation, YL Management LLC, a Delaware limited liability company, and certain holders of Acquiror Common Stock (as defined therein) dated March 15, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2024.

4.10 (#)	Description of Securities.

10.1 (*)	Form of Indemnification Agreement by and between Starco Brands, Inc. and each of its current directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2023.

10.2 (*)(+)	Brand License Agreement, by and between Starco Brands, Inc. and The Starco Group, effective as of July 12, 2017, filed as Exhibit 6.2 to the Company’s Regulation A+ offering statement filed with the Commission on August 31, 2021.

10.3 (*)(+)	License Agreement by and between Sklar Holdings, Inc., and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

10.4 (*)(+)	License Agreement by and between Winona Pure, Inc. and Starco Brands, Inc. executed April 1, 2018, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2021.

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

10.10 (*)

Amendment Number One to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated May 31, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.11 (*)	Amendment Number Two to Consolidated Secured Promissory Note, by and between Starco Brands and Ross Sklar, dated August 13, 2025, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2025.

10.12 (*)	Amended and Restated Consolidated Security Agreement, by and between Starco Brands, Inc. and Ross Sklar, dated August 11, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2023.

10.13 (*)	Warrant to Purchase Common Stock, issued to Ross Sklar, dated December 29, 2022, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

10.14 (*)	Warrant to Purchase Class A Common Stock, issued to Ross Sklar, dated March 3, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2023.

10.15 (*) (+)	License Agreement by and between Starco Brands, Inc. and Temperance Distilling Company, executed January 24, 2022, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 18, 2023.

10.16 (*) (+)

Bridge Term Loan Promissory Note, dated December 22, 2025, issued by Starco Brands, Inc. in favor of the Starco Group, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2025.

10.17 (*)	Starco Brands, Inc. – 2023 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2023.

10.18 (*) (+)	Loan and Security Agreement, dated as of May 24, 2024, by and among, Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2024.

10.19 (*)	Waiver and Amendment No. 1, dated September 17, 2024, to Loan and Security Agreement, dated as of May 27, 2024, by and among. Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2025.

10.20 (*)	Forbearance Agreement and Amendment No. 2, dated as of July 18, 2025, to Loan and Security Agreement, dated as of May 27, 2024, by and among. Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc., Gibraltar Business Capital, LLC, and certain other persons from time to time that may become a party thereto, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2025.

10.21 (*)	Amendment No. 1 to Forbearance Agreement, dated November 24, 2025, by and among Starco Brands, Inc., Whipshots Holdings, LLC, Whipshots, LLC, The AOS Group Inc., Skylar Body, LLC, Soylent Nutrition, Inc. and Gibraltar Business Capital, LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 1, 2025.

14.1 (*)	Code of Business Conduct and Ethics of Starco Brands, Inc., filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2023.

21.1 (*)	Subsidiaries of the Company, filed as Exhibit 21.1 to the Company’s Annual Report of Form 10-K filed with the Commission on April 18, 2025.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

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

STARCO BRANDS, INC.

Dated: April 14, 2026	By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ross Sklar	Chief Executive Officer, interim Chief Financial Officer and Director	April 14, 2026
Ross Sklar	(Principal Executive and Financial Officer)

/s/ Darin Brown	Director	April 14, 2026
Darin Brown

/s/ Bharat Vasan	Director	April 14, 2026
Bharat Vasan

/s/ Joe Schimmelpfennig	Director	April 14, 2026
Joe Schimmelpfennig

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCO BRANDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors

Starco Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Starco Brands, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit of approximately $1.4 million and an accumulated deficit of approximately $102.3 million at December 31, 2025, including the impact of its net loss of approximately $20.7 million for the year ended December 31, 2025.  The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations, to the attainment of profitable operations, are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures for impairment of goodwill and intangibles included the following, among others:

●	We obtained an understanding of the process over the Company’s goodwill and intangibles impairment review, including review of the significant inputs and assumptions used in determining the reporting unit fair values.
●	To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing fair value estimation methodologies, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis.
●	We compared the significant assumptions used by management to historical financial results of the reporting unit.
●	We evaluated significant assumptions based on the Company’s intent and ability to carry out a particular course of action to determine the reasonableness of the assumption.
●	We involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop fair value estimates.

/s/ Macias, Gini, and O’Connell LLP

We have served as the Company’s auditor since 2022

Irvine, California

April 14, 2026

STARCO BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	1,818,406	1,207,406
Accounts receivable, net of allowance for credit losses of $223,867 and $371,654, respectively	2,988,724	5,170,043
Accounts receivable - related parties	-	2,250,379
Prepaid expenses and other assets	2,586,385	940,966
Inventory	4,506,222	8,249,645
Total Current Assets	11,899,737	17,818,439

Property and equipment, net	167,648	353,720
Operating lease right-of-use asset	459,459	538,776
Intangibles, net	12,095,538	28,645,847
Goodwill	11,234,312	12,361,520

Total Assets	35,856,694	59,718,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	6,983,870	10,485,811
Accounts payable - related parties	1,238,693	1,658,188
Other payables and accrued liabilities	4,380,445	4,326,011
Other payables and accrued liabilities - related parties	487,599	-
Fair value of share adjustment	-	9,299,703
Notes payable, current; $0 and $2,472,500 from related parties, respectively	113,158	2,522,983
Revolving loan, net of discounts	-	3,651,330
Lease liability, current	81,513	67,278
Total Current Liabilities	13,285,278	32,011,304

Notes payable - related parties, noncurrent	7,972,500	-
Lease liability, noncurrent	400,677	482,190
Total Liabilities	21,658,455	32,493,494

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 784,192,033 and 647,431,696 shares issued and outstanding at December 31, 2025 and 2024, respectively	784,193	647,432
Class B common stock, $.001 par value; 300,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Additional paid in capital	107,009,238	99,499,510
Treasury stock at cost	(328,500)	(328,500)
Accumulated deficit	(102,347,578)	(81,420,357)
Total Starco Brands’ Stockholders’ Equity	5,117,353	18,398,085

Non-controlling interest	9,080,886	8,826,723
Total Stockholders’ Equity	14,198,239	27,224,808

Total Liabilities and Stockholders’ Equity	35,856,694	59,718,302

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2025	December 31, 2024

Revenues, net	$37,314,827	$52,527,130

Revenues - related parties, net	3,164,581	6,140,172

Cost of goods sold	21,577,400	33,907,301

Cost of goods sold - related parties	3,249,562	3,896,551

Gross profit	$15,652,446	$20,863,450

Operating Expenses:
Compensation expense	$7,188,607	$9,037,123
Professional fees	2,662,177	3,533,052
Marketing, general and administrative	13,150,677	18,890,738
Fair value share adjustment loss (gain)	(3,692,529)	(10,544,263)
Goodwill impairment	1,127,208	14,327,871
Intangibles impairment	14,000,000	13,304
Total operating expenses	34,436,140	35,257,825

Loss from operations	(18,783,694)	(14,394,375)

Other Expense:
Interest expense	1,082,104	961,588
Other expense	807,260	1,978,586
Total other expense, net	1,889,364	2,940,174

Loss before provision for income taxes	$(20,673,058)	$(17,334,549)
Provision for income taxes	-	-

Net loss	$(20,673,058)	$(17,334,549)
Net income attributable to non-controlling interest	254,163	$316,339

Net loss attributable to Starco Brands	$(20,927,221)	$(17,650,888)
Loss per share, basic	$(0.03)	$(0.03)
Loss per share, diluted	$(0.03)	$(0.03)

Weighted Average Shares Outstanding - Basic	733,609,443	625,126,628
Weighted Average Shares Outstanding - Diluted	733,609,443	625,126,628

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Equity Consideration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Payable	Equity

Balance at December 31, 2023	488,926,717	$488,926	-	$-	$75,130,223	$(394,200)	$(63,769,469)	$8,510,384	$5,707,261	$25,673,125

Stock-based compensation	-	-	-	-	1,733,168	-	-	-	-	1,733,168

Soylent Share Adjustment	125,642,385	125,643	-	-	16,961,721	-	-	-	-	17,087,364

Shares issued in connection to equity payable related to Soylent acquisition	16,309,203	16,309	-	-	2,430,071	-	-	-	(2,446,380)	-

Shares issued in connection to equity payable related to Soylent acquisition	11,573,660	11,574	-	-	2,303,158	-	-	-	(2,314,732)	-

Shares issued in connection to equity payable related to Soylent acquisition	4,979,731	4,980	-	-	941,169	-	-	-	(946,149)	-

Share repurchase	-	-	-	-	-	65,700	-	-	-	65,700

Net (loss) income	-	-	-	-	-		(17,650,888)	316,339	-	(17,334,549)

Balance at December 31, 2024	647,431,696	$647,432	-	$-	$99,499,510	$(328,500)	$(81,420,357)	$8,826,723	$-	$27,224,808

Soylent Share Adjustment	136,760,337	136,761	-	-	5,470,413	-	-	-	-	5,607,174

Stock-based compensation	-	-	-	-	2,039,315	-	-	-	-	2,039,315

Net income	-	-	-	-	-	-	(20,927,221)	254,163	-	(20,673,058)

Balance at December 31, 2025	784,192,033	$784,193	-	$-	$107,009,238	$(328,500)	$(102,347,578)	$9,080,886	$-	$14,198,239

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2025	December 31, 2024
Cash Flows From Operating Activities:
Net loss	$(20,673,058)	$(17,334,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	1,127,208	14,327,871
Intangibles impairment	14,000,000	13,304
Inventory write-offs	661,154	-
Stock based compensation	2,039,315	1,733,168
Depreciation	7,582	15,029
Amortization of intangible assets	2,861,749	2,831,972
Amortization of debt discount	266,626	109,787
Gain on stock payable share adjustment	(3,692,529)	(10,544,263)
Changes in operating assets and liabilities:
Accounts receivable	2,181,319	1,864,907
Accounts receivable - related parties	2,250,379	375,334
Prepaid expenses and other assets	(1,645,419)	2,197,196
Inventory	3,082,269	2,425,895
Operating lease right of use asset	79,317	(538,776)
Accounts payable	(3,501,941)	855,641
Accounts payable - related parties	(419,495)	1,489,318
Other payables and accrued liabilities	54,433	1,849,825
Other payables and accrued liabilities - related parties	487,599	(5,681)
Operating lease liability	(67,278)	549,468

Net Cash (Used In) Provided By Operating Activities	(900,770)	2,215,446

Cash Flows From Investing Activities:
Purchases of intangibles	(20,000)	(128,735)
Purchases of property & equipment	(112,950)	(310,590)

Net Cash Used In Investing Activities	(132,950)	(439,325)

Cash Flows From Financing Activities:
Proceeds from notes payable	513,150	301,164
Payments to notes payable	(450,475)	(337,400)
(Payments to)/receipts from related parties	1,000,000	(2,000,000)
(Payments to)/borrowings from Line of Credit	4,500,000	(3,835,247)
Proceeds from Revolving loan	36,034,721	35,014,606
Payments to Revolving loan	(39,952,676)	(31,473,063)

Net Cash Provided By (Used In) Financing Activities	1,644,720	(2,329,940)

Net Increase (Decrease) In Cash	611,000	(553,819)

Cash - Beginning of Period	1,207,406	1,761,225

Cash - End of Period	$1,818,406	$1,207,406

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$815,474	$851,776
Income taxes	$-	$-

Noncash operating, investing and financing activities:
Estimated fair value of shares payable to be issued for acquisitions	$-	$-
Settlement of Soylent share adjustment	$5,607,174	$17,087,364
Shares issued in connection with equity payable related to Soylent acquisition	$-	$2,446,380
Shares issued in connection with equity payable related to Skylar acquisition	$-	$2,314,732
Reclassification/capitalization of ERP system from PP&E to Intangibles	$291,440	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (“STCB”) was incorporated in the State of Nevada on January 26, 2010, under the name Insynergy, Inc. On September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board of Directors (“Board”) determined the change of STCB’s name was in the best interests of the Company due to changes in its current and anticipated business operations. In July 2017, STCB entered into a licensing agreement with TSG, a related party entity, located in Los Angeles, California. The companies pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date that these financial statements are issued. The principal conditions giving rise to substantial doubt include the Company’s history of recurring net losses and continued working capital deficiencies. As of December 31, 2025, the Company reported an accumulated deficit of $102,347,578, including a net loss of $20,673,058 for the year ended December 31, 2025, and a working capital deficit of approximately $1.4 million.

Management has evaluated the conditions that contributed to substantial doubt. The historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of December 31, 2025, total debt was approximately $8.1 million, which includes $3,472,500 in notes payable to Ross Sklar (“Sklar”), a significant minority shareholder. Of this amount, $1.0 million was funded in July and August 2025 in response to requests from the Company’s lender. Mr. Sklar’s ownership interest and operational role provide an incentive for him to be supportive of the Company regarding repayment of these notes, consistent with prior periods (see Note 9).

On July 18, 2025, the Company and its lender entered into a forbearance agreement (the “Forbearance Agreement”) related to its revolving loan facility. On November 24, 2025, the parties executed Amendment No. 1, which added additional Events of Default related to delayed financial reporting and extended the forbearance period, subject to specified conditions, through December 31, 2025. In December 2025, the Company paid off in full all outstanding obligations under the revolving loan facility, and the facility and related forbearance arrangements are no longer in effect.

On December 22, 2025, the Company entered into a Bridge Term Loan Promissory Note with The Starco Group, Inc., an entity wholly owned by Sklar, providing for up to $5,000,000 in borrowing capacity, including an initial disbursement of $4,500,000 (the “Bridge Loan”). The proceeds were used to repay the revolving loan facility in full and to provide additional working capital. The Bridge Loan bears interest at a variable rate based on the Prime Rate plus an applicable margin, requires monthly interest payments beginning January 1, 2026, and provides for scheduled principal amortization beginning January 1, 2027. The Bridge Loan includes customary covenants and events of default, and may be prepaid without penalty.

Management is pursuing additional financing sources to enhance liquidity, provide working capital, and support repayment of existing obligations, if necessary. Management is also focused on strategic initiatives intended to increase revenue in the most profitable sales channels and reduce overall expenses as a percentage of revenue. Operational synergies from the Company’s shared services model and continued emphasis on profitable channels have contributed to improvements to date and are expected to continue.

While the payoff of the revolving loan facility and the execution of the Bridge Loan have provided near-term liquidity, these actions do not eliminate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans are not entirely within its control, and there can be no assurance that additional financing or operational improvements will be achieved as contemplated. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our consolidated subsidiaries at December 31, 2025 and 2024 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to annual financial reporting. The consolidated financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal, recurring nature unless otherwise disclosed.

The consolidated financial statements should be read in conjunction with the Company’s prior filings with the SEC. Certain prior-period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total assets, or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity-based transactions, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and the recognition of costs and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates, and such differences could affect future results of operations.

The Company believes the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the consolidated financial statements: the timing of revenue recognition; testing goodwill and intangible assets for impairment; evaluating the recoverability of long-lived assets; estimating the allowance for doubtful accounts; determining the net realizable value of inventory; assessing the value of certain share-based adjustments; accounting for income taxes; estimating the fair value of contributed services; and assumptions used in the Black-Scholes valuation model, including expected volatility, risk-free interest rate, and expected dividend rate.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which may at times exceed federally insured limits. The Company monitors the creditworthiness of the financial institutions with which it maintains deposits and has not experienced any losses in such accounts. Management believes the Company is not exposed to significant credit risk with respect to its cash balances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 or December 31, 2024.

Accounts Receivable

Accounts receivable are stated at net realizable value, which includes an allowance for credit losses representing the amount expected to be uncollectible. The allowance for credit losses is estimated based on relevant available information, including historical loss experience, the aging of receivables, customer-specific information, and current and expected economic conditions. The allowance is evaluated quarterly. As of December 31, 2025, 2024 and 2023, accounts receivable, net were approximately $2,988,724, $5,170,043 and $7,034,950, respectively. As of those dates, the allowance for credit losses was $223,867, $371,654 and $350,112, respectively.

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

The carrying amount of the Company’s consolidated financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2025 and December 31, 2024.

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

The following table presents a reconciliation of the opening and closing balances of the Fair Value of Share Adjustment for the years ended December 31, 2025 and 2024:

Fair Value of Share Adjustment
Balance at December 31, 2023	$36,931,330
Fair Value of Shares Issued	(17,087,364)
Gain on Fair Value of Share Adjustment	(10,544,263)
Balance at December 31, 2024	$9,299,703
Fair Value of Shares Issued	(5,607,174)
Gain on Fair Value of Share Adjustment	(3,692,529)
Balance at December 31, 2025	$-

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services transfers to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Product Sales (STCB, AOS, Skylar, Soylent)

STCB, excluding its subsidiaries, earns a majority of its revenues through the sale of food products, primarily through Winona. AOS, Skylar, and Soylent, each wholly owned subsidiaries of the Company, generate revenue through the sale of premium body and skincare products, fragrances, and nutritional drinks, respectively. For these businesses:

●	Retail sales are recognized when products are shipped to the retailer, which is the point at which control transfers.
●	eCommerce sales, including those fulfilled through Amazon Fulfillment by Amazon (“Amazon FBA”), are recognized upon shipment of merchandise to the customer.

Licensing Revenue (Whipshots)

Whipshots, an 85%-owned subsidiary, earns revenue from royalty-based licensing agreements with Temperance, a related entity. Under these agreements, the Company licenses the right for Temperance to manufacture and sell vodka-infused whipped cream products. Royalty revenue varies based on contractual royalty rates and underlying product sales. Revenue is recognized when Temperance sells licensed products to third-party customers, as this is when the Company’s performance obligation is satisfied and the amount of consideration is determinable.

ASC 606 Framework

In applying ASC 606, the Company evaluates contracts using the following five-step model:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price, including any variable consideration.
4.	Allocate the transaction price to the performance obligations.
5.	Recognize revenue when (or as) performance obligations are satisfied.

The Company applies the five-step model only when collection of consideration is probable. Performance obligations are generally satisfied at a point in time, typically upon shipment or delivery, depending on when control transfers to the customer.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable, options and warrants are calculated using the treasury stock method. Any outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Because the effect of common stock equivalents is anti-dilutive for the years ended December 31, 2025 and 2024, such equivalents have been excluded from the computation of diluted net loss per share.

The following table summarizes securities that were excluded from the diluted per-share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2025	2024

Warrants	38,341,664	39,100,000
Stock Options	5,540,000	3,640,000
Acquisition Stock Consideration Payable	-	136,760,338
Total	43,881,664	179,500,338

Intangible Assets

Definite-lived intangible assets consist of certain domain names, trademarks, and trade names. These assets are amortized using the straight-line method over their estimated useful lives, which range from approximately 10 to 16 years.

Indefinite-lived intangible assets consist of certain trade names and trademarks. These assets are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

The Company evaluates its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Indicators of impairment include, among other factors, current-period operating or cash flow losses combined with a history of such losses, forecasts demonstrating continuing losses or insufficient income, significant changes in the manner in which an asset is used, or adverse industry or economic trends. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from its use. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value, determined using the best information available and consistent with ASC 820, Fair Value Measurements.

During the year ended December 31, 2025, the Company identified impairment indicators related to lower-than-expected revenue from its Soylent segment, prompting a qualitative and quantitative assessment of its definite-lived intangible assets as of November 30, 2025. As a result, the Company recorded an impairment charge of $14,000,000 related to the definite-lived intangible assets of the Soylent subsidiary for the year ended December 31, 2025.

In 2024, the Company identified impairment indicators related to lower-than-expected revenue for the AOS component of its Starco Brands segment, prompting a qualitative impairment assessment of its definite-lived intangible assets as of November 30, 2024. The assessment was performed based on the AOS reporting unit structure in place at that time, prior to the subsequent aggregation of AOS and Starco Brands products into a single segment. As a result, the Company recorded an impairment charge of $13,304 related to the definite-lived intangible assets of its AOS subsidiary for the year ended December 31, 2024.

Royalties and Licenses

Royalty-based obligations with content licensors are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue at the greater of the contractual royalty rate or an effective royalty rate based on total projected net revenue for contracts with guaranteed minimums. Prepayments are typically made in connection with the development of a particular product and therefore expose the Company to risk during the development phase. Royalty payments earned after completion of the product are expensed as cost of revenue.

Certain licensing agreements include minimum guaranteed royalty payments. When no further performance remains with the licensor, such minimum guarantees are recorded as an asset and a liability at the contractual amount upon execution of the agreement. When performance obligations remain with the licensor, minimum guarantees are recorded as an asset when paid and as a liability when incurred.

The Company evaluates the expected future realization of royalty-based assets each quarter, including any unrecognized minimum commitments, to identify amounts unlikely to be recovered through future revenue. Impairments or losses identified post-launch are charged to cost of revenue. Long-lived royalty-based assets are evaluated for impairment using undiscounted cash flows when impairment indicators exist. If impairment is indicated, the assets are written down to fair value. Unrecognized minimum royalty commitments are accounted for as executory contracts, and losses are recognized when the underlying intellectual property is abandoned or the contractual rights to use the intellectual property are terminated.

Minimum contractual royalty-based obligations outstanding as of December 31, 2025 were approximately $20,000 for each of the years ending December 31, 2026, 2027, and 2028.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. Operating leases are recognized on the consolidated balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. ROU assets include prepaid lease payments and exclude lease incentives and initial direct costs. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

On May 1, 2024, the Company entered into a three-year operating lease agreement (the “Citrus Lease”) with a related-party lessor (see Note 9). The lease covers approximately 3,000 square feet located at 706 N. Citrus Ave., Los Angeles, California, with monthly base rent of $10,000 and annual increases of 5%. The lease includes an option to renew for an additional three years with notice required 90 days prior to the end of the term.

In accordance with ASC 842, the Company recognized an ROU asset and corresponding lease liability for its long-term office leases. See Note 13 – Leases for additional information.

Inventory

Inventory consists of premium body and skincare products, fragrances, and nutritional products. Inventory is measured and stated at average cost as of December 31, 2025. The carrying value of inventory is reduced for excess or obsolete items. The Company monitors inventory levels and usage to identify indicators of obsolescence and adjusts inventory values when necessary. During the year ended December 31, 2025, the Company recorded inventory write downs of $661,154 to reduce certain items to their estimated net realizable value. No inventory impairment losses were recorded for the year ended December 31, 2024.

Acquisitions, Intangible Assets and Goodwill

The consolidated financial statements reflect the operations of an acquired business beginning on the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values as of the acquisition date, and goodwill is recognized for any excess of the purchase price over the fair value of the net assets acquired. Significant judgment is required in determining the fair value of certain tangible and intangible assets and in assigning their respective useful lives. The Company typically engages third-party valuation specialists to assist in valuing significant tangible and intangible assets.

Fair value measurements are based on available historical information and on future expectations and assumptions deemed reasonable by management, although such estimates are inherently uncertain. The Company generally employs an income approach to measure the fair value of intangible assets, which relies on forecasts of expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in these valuations include the amount and timing of future cash flows (including expected growth rates and profitability), product or technology life cycles, economic barriers to entry, and the discount rate applied to the cash flows. Determining the useful life of an intangible asset also requires judgment. Definite-lived intangible assets are amortized over their estimated useful lives. Intangible assets associated with acquired in-process research and development (“IPR&D”) are not amortized until the related product is available for sale.

Goodwill is measured as the excess of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. Although management uses its best estimates and assumptions to value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement.

The Company reviews goodwill for impairment at least annually, or more frequently if indicators of impairment exist. The goodwill impairment test may require the use of qualitative assessments and fair-value techniques, both of which involve significant judgment. An impairment loss is recognized when the fair value of a reporting unit is less than its carrying amount.

During the year ended December 31, 2025, the Company determined that lower than expected revenue for its Soylent segment constituted an indicator of impairment. As a result, the Company recorded an impairment charge of $1,127,208 to write off the remaining carrying amount of Soylent goodwill, reducing the balance for that segment to zero as of December 31, 2025.

In 2024, the Company identified triggering events due to lower-than-expected revenue across its segments, prompting goodwill impairment assessments as of November 30, 2024, the Company’s annual impairment testing date. A third-party valuation firm was engaged to assist in determining the fair value of the reporting units under ASC 350. The Company recorded total goodwill impairment losses of $14,327,871 for the year ended December 31, 2024, allocated as follows: $2,944,871 to the Starco Brands segment and $11,383,000 to the Soylent segment.

As of December 31, 2025 and 2024, goodwill was $11,234,312 and $12,361,520, respectively.

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available and that are evaluated regularly by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company’s Chief Executive Officer (“CEO”) serves as the CODM. The CEO reviews the Company’s operations and manages the business through three reportable operating segments: (i) Starco Brands, which includes AOS, Whipshots Holdings, and Whipshots LLC; (ii) Skylar; and (iii) Soylent. The CODM evaluates segment performance and allocates resources primarily based on gross profit.

Recently Issued Accounting Pronouncements

The Company evaluates the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. Management has reviewed all newly issued but not yet effective accounting pronouncements and determined that none are expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision-usefulness of income tax disclosures by requiring greater disaggregation in the effective tax rate reconciliation and additional detail regarding income taxes paid. The amendments do not change the recognition or measurement requirements of ASC 740. For entities other than public business entities, including smaller reporting companies, the amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company elected to early adopt ASU 2023-09 for the year ended December 31, 2025. Adoption is permitted on either a prospective basis or a retrospective basis to all periods presented; the Company adopted the guidance on a prospective basis. The adoption of ASU 2023-09 resulted in expanded income tax disclosures, including enhanced tabular presentation of the effective tax rate reconciliation and additional disaggregation of income taxes paid by jurisdiction. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments relate solely to disclosure requirements.

ASU 2024-03, Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide additional tabular disaggregation of specified natural expense categories for each relevant income statement caption. The amendments do not change the recognition or measurement requirements of ASC 220. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027; early adoption is permitted. The Company has not yet adopted this standard. Management is evaluating the impact of ASU 2024-03 on the Company’s financial statement presentation and internal reporting systems. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, nor on the Company’s critical accounting estimates; however, the standard may require expanded disclosures and changes to internal reporting processes.

ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides an optional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets and an associated policy election for certain entities regarding subsequent collections. The amendments do not change the recognition or measurement requirements of ASC 326 for entities that do not elect the practical expedient. The amendments are effective for annual reporting periods beginning after December 15, 2025 (and interim periods within those fiscal years); early adoption is permitted. The Company has not yet adopted this standard. Management is evaluating whether to elect the practical expedient and the related policy election and will disclose any election and its quantitative effect upon adoption. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, nor on the Company’s critical accounting estimates unless the Company elects the policy and the quantitative effect is material.

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

The CODM uses the following measures to assess segment performance:

Profit or Loss Measures

●	Revenues
●	Revenues – related parties
●	Gross profit
●	Income from operations

Significant Expense Categories

●	Cost of goods sold
●	Cost of goods sold – related parties
●	Compensation expense
●	Professional fees
●	Marketing, general and administrative expenses
●	Fair value share adjustment gain/loss
●	Goodwill impairment

The following tables present gross profit or loss and significant expenses by reporting segment:

	Year Ended December 31, 2025
	Starco Brands	Skylar	Soylent	Total
Revenues, net	$4,705,790	$10,929,603	$21,679,434	$37,314,827
Revenues, related parties, net	3,164,581	-	-	3,164,581
Cost of revenues	751,439	4,725,418	16,100,543	21,577,400
Cost of revenues, related parties	3,249,562	-	-	3,249,562
Gross profit	3,869,370	6,204,185	5,578,891	15,652,446

Compensation expense	3,254,087	1,661,684	2,272,836	7,188,607
Professional fees	2,034,735	167,765	459,677	2,662,177
Marketing, general and administrative	3,672,032	3,773,269	5,705,376	13,150,677
Fair value share adjustment loss	-	-	(3,692,529)	(3,692,529)
Goodwill impairment	-	-	1,127,208	1,127,208
Intangibles impairment	-	-	14,000,000	14,000,000
Total operating expenses	8,960,854	5,602,718	19,872,568	34,436,140

(Loss) income from operations	$(5,091,484)	$601,467	$(14,293,677)	$(18,783,694)

	Year Ended December 31, 2024
	Starco Brands	Skylar	Soylent	Total
Revenues, net	$6,010,542	$10,460,347	$36,056,241	$52,527,130
Revenues, related parties, net	6,140,172	-	-	6,140,172
Cost of revenues	1,421,731	4,247,702	28,237,868	33,907,301
Cost of revenues, related parties	3,896,551	-	-	3,896,551
Gross profit	6,832,432	6,212,645	7,818,373	20,863,450

Compensation expense	3,938,074	1,466,491	3,632,558	9,037,123
Professional fees	2,269,402	206,839	1,056,811	3,533,052
Marketing, general and administrative	6,398,254	4,521,725	7,970,759	18,890,738
Fair value share adjustment loss	-	-	(10,544,263)	(10,544,263)
Goodwill impairment	2,944,871	-	11,383,000	14,327,871
Intangibles impairment	13,304	-	-	13,304
Total operating expenses	15,563,905	6,195,055	13,498,865	35,257,825

(Loss) income from operations	$(8,731,473)	$17,590	$(5,680,492)	$(14,394,375)

NOTE 5 – ACQUISITIONS

The Company did not complete any acquisitions during the year ended December 31, 2025. The following summarizes the Company’s acquisitions completed in prior periods and subsequent adjustments recognized during 2024 and 2025. For the full purchase price allocations and fair value measurements associated with these acquisitions, refer to the Company’s Form 10-K for the years ended December 31, 2023 and 2022.

AOS Acquisition

On September 12, 2022, the Company, through its wholly owned subsidiary Merger Sub, completed the acquisition of AOS, a maker of premium body and skincare products. The acquisition was completed through an all-stock transaction in which the Company issued restricted shares of Class A common stock valued at $0.19 per share, the fair value on the acquisition date. As consideration, the Company reserved 61,400,000 restricted shares of Class A common stock for the AOS stockholders, with an additional 5,000,000 restricted shares issuable after an 18-month indemnification period. An additional 5,000,000 restricted shares were contingently issuable based on future sales metrics, which management determined would not be met. A further 5,000,000 restricted shares could be issued to satisfy indemnity claims, although the Company does not expect any such issuances.

The AOS Acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price allocation was based on the estimated fair values of assets acquired and liabilities assumed and was finalized in 2023. Goodwill of $12,089,871 was recognized, of which $9,145,000 was impaired as of December 31, 2023.

On March 12, 2024, following the completion of the 18-month holdback period, the Company issued 4,979,731 shares of Class A common stock and $6,137 in cash to the former AOS stockholders, settling all remaining obligations. No further contingent consideration remained outstanding as of December 31, 2025. See the Company’s Form 10-K for the year ended December 31, 2022 for the full purchase price allocation and fair value disclosures related to the AOS Acquisition.

Soylent Acquisition

On February 15, 2023, the Company completed the acquisition of Soylent through its wholly owned subsidiary, Starco Merger Sub I. Soylent produces a range of plant-based nutrition products. The acquisition was completed through a cash and stock transaction in which the Company reimbursed $200,000 of Soylent’s closing expenses and issued shares of Class A common stock valued at $0.15 per share, the fair value on the acquisition date. As consideration, the Company reserved (a) up to 165,336,430 restricted shares of Class A common stock for Soylent shareholders, (b) 12,617,857 restricted shares to satisfy change-in-control obligations, and (c) additional shares for change-in-control obligations and other financial adjustments (the “Opening Balance Holdback”). The merger agreement also included a share price adjustment provision requiring the issuance of additional shares (the “Share Adjustment”) if the Company’s Class A common stock traded below $0.35 per share on February 14, 2024.

On March 15, 2024, the Company entered into a Stockholder Agreement with certain former Soylent stockholders (the “Consenting Stockholders”), modifying the Share Adjustment calculation for those stockholders. The Stockholder Agreement applied a 30-day volume-weighted average price (“VWAP”) and bifurcated the Share Adjustment into two measurement dates: February 14, 2024 (the “First Adjustment Date”) and May 15, 2025 (the “Second Adjustment Date”). The fair value of the share rights was estimated at $0.189 per share on the acquisition date, resulting in a total estimated share adjustment value of approximately $36.7 million. As of December 31, 2023, the estimated fair value of the share adjustment liability was $36.9 million.

On February 14, 2024, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding at December 31, 2023 by issuing 133,087,875 shares of Class A common stock to Soylent shareholders. On the same date, the Company also settled the $2,446,380 “Equity Payable” balance by issuing 16,309,203 shares of Class A common stock to Soylent shareholders who were not Consenting Stockholders.

On May 20, 2024, the Company determined that 7,445,490 of the 18,571,429 Opening Balance Holdback shares were not due, resulting in a reduction of the related liability of $1,012,587.

As of March 31, 2025, the fair value of the remaining share adjustment liability was $5,607,174. On May 15, 2025, the Company issued 136,760,337 shares of Class A common stock at a price of $0.041 per share in full satisfaction of the remaining liability, pursuant to the Soylent Merger Agreement and the Stockholder Agreement. The Company recognized a gain of $3,692,529 upon settlement of the liability. No further contingent consideration remained outstanding as of December 31, 2025.

The Soylent Acquisition was accounted for as a business combination under ASC 805. The purchase price allocation was based on the estimated fair values of assets acquired and liabilities assumed from a final third-party valuation and is not subject to further adjustment. The complete purchase price allocation for the Soylent Acquisition is included in the Company’s Form 10-K for the year ended December 31, 2023.

Sklyar Acquisition

On December 29, 2022, the Company completed the acquisition of Skylar through a two-step merger in which Skylar became a wholly owned subsidiary. Skylar produces hypoallergenic fragrances designed for sensitive skin. The acquisition was completed through a cash and stock transaction in which the Company paid $2,000,000 to settle debt and issued shares of Class A common stock valued at $0.20 per share, the fair value on the acquisition date. As consideration, the Company reserved 68,622,219 restricted shares of Class A common stock for the Skylar stockholders, with an additional 11,573,660 restricted shares issuable after an 18-month indemnification period and 19,268,162 restricted shares contingently issuable based on future sales metrics. An additional 11,573,660 restricted shares could be issued to satisfy indemnity claims, although the Company does not expect any such issuances.

The Skylar Acquisition was accounted for as a business combination under ASC 805. The purchase price allocation was based on the estimated fair values of assets acquired and liabilities assumed and was finalized in 2023. Goodwill of $11,234,312 was recognized.

On December 31, 2023, the Company issued 19,286,162 shares of Class A common stock to Skylar stockholders upon achievement of all earnout sales metrics. On June 30, 2024, following the completion of the 18-month holdback period, the Company issued 11,573,660 shares of Class A common stock to settle the remaining equity holdback. All contingent consideration related to the Skylar Acquisition was fully settled as of December 31, 2024, and no obligations remained outstanding as of December 31, 2025. The full purchase price allocation for the Skylar Acquisition is included in the Company’s Form 10-K for the year ended December 31, 2022.

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors’ and officers’ insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of December 31, 2025 and 2024, the remaining balances of these loans were $113,158 and $50,483, respectively. For the years ended December 31, 2025 and 2024, these insurance loans incurred approximately $7,119 and $8,490, respectively, of interest expense.

Soylent Revolver

Soylent, a subsidiary of the Company, previously maintained a $5.0 million revolving line of credit that matured on February 10, 2024. The facility entered default upon maturity, and the Company entered into a short-term forbearance agreement with the lender. The Company repaid the outstanding balance in full during April and May 2024, after which the Soylent Revolver was terminated. No amounts were outstanding under the Soylent Revolver as of December 31, 2025, and the Company has no remaining obligations related to this facility.

Gibraltar Loan and Security Agreement – Revolving Loan

On May 24, 2024, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Gibraltar Business Capital, LLC (“Gibraltar”), providing a senior secured revolving line of credit of up to $12.5 million (the “Gibraltar Loan”). The facility included a $1.5 million Permitted Overadvance Amount, which decreased by $125,000 per month beginning June 1, 2024. Borrowings under the facility were secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiaries. The revolving line of credit was scheduled to mature on May 24, 2026, with a one-year automatic extension subject to the satisfaction of certain conditions.

Revolving loans accrued interest at One Month Term SOFR plus an applicable margin, with an additional 2.00% per annum applied to any portion of the loan classified as a Permitted Overadvance. Interest was payable monthly. As of December 31, 2024, the interest rate on the Gibraltar Loan was 10.00%.

The Loan and Security Agreement contained customary affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, investments, dividends, stock repurchases, and other restricted payments. The agreement also included financial covenants, including a minimum EBITDA covenant and a maximum Unfinanced Capital Expenditures covenant. The Loan and Security Agreement further contained customary events of default, including nonpayment, covenant violations, breaches of representations and warranties, insolvency events, and cross-defaults.

As of December 31, 2024, the Company was in default under the Loan and Security Agreement due to reporting deficiencies and failure to maintain the minimum EBITDA financial covenant. The Company was not in payment default. The Company engaged in discussions with Gibraltar regarding a waiver and amendment of the financial covenants.

During 2025, the Company continued to experience covenant violations, including failure to satisfy minimum EBITDA requirements and certain reporting obligations. On July 18, 2025, the Company and Gibraltar entered into a Forbearance Agreement, under which Gibraltar agreed, subject to specified conditions, to forbear from exercising remedies related to existing events of default through September 16, 2025. The forbearance period could be extended to October 16, 2025 and November 15, 2025 if the Company achieved minimum EBITDA thresholds for the periods ended July 31, 2025 and August 31, 2025, respectively.

On November 24, 2025, the Company and Gibraltar entered into Amendment No. 1 to the Forbearance Agreement, extending the forbearance period through December 31, 2025, subject to the satisfaction of certain conditions. The amendment did not constitute a waiver of any defaults, and Gibraltar expressly reserved all rights and remedies under the Loan and Security Agreement.

As of December 31, 2024, the outstanding principal balance under the Gibraltar Loan was $3,917,956, with a debt discount of $266,626, resulting in a net carrying amount of $3,651,330. Interest expense related to the Gibraltar Loan was $395,184 for the year ended December 31, 2024.

In December 2025, the Company fully repaid all outstanding obligations under the Gibraltar Loan and Security Agreement. Upon repayment, all liens and security interests held by Gibraltar were released, and the Loan and Security Agreement, including the Forbearance Agreement and related amendments, was terminated. As of December 31, 2025, no amounts were outstanding under the Gibraltar Loan, and the Company had no remaining obligations to Gibraltar.

CEO Notes

See Note 9 - Related Party Transactions for loans to STCB from the Company’s CEO.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following as of December 31:

	2025	2024
Accrued compensation	$7,371	$740,649
Accrued royalties	1,650,000	1,237,500
Deferred revenue	683,782	457,633
Trade payable	914,085	1,163,001
Goods received pending invoice	612,854	-
Other accrued expenses	512,353	727,228
Total	$4,380,445	$4,326,011

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

NOTE 8– COMMITMENTS & CONTINGENCIES

The Company is not currently involved in any legal proceedings that, in management’s opinion, would have a material adverse effect on its financial position, results of operations, or cash flows. The Company regularly evaluates contingencies to determine the probability and estimability of potential losses in accordance with ASC 450, Contingencies. As of December 31, 2025 and December 31, 2024, the Company had no accruals recorded for loss contingencies, as it was not a defendant in any claims or legal actions and no matters met the criteria for accrual.

Whipshots Agreements

In 2021, Whipshots LLC entered into an Intellectual Property Purchase Agreement with Penguins Fly, LLC, under which it acquired trademarks, domains, social media handles, and other assets related to Whipshots® and Whipshotz®. The purchase price is based on a sliding-scale percentage of gross revenue from Whipshots® and Whipshotz® product sales, payable over seven years. Amounts incurred under this agreement are recorded as indefinite-lived intangible assets. During the year ended December 31, 2025, the Company accrued $20,000 related to this agreement. The carrying amount of the related indefinite-lived intangible asset was $505,404 as of December 31, 2025 and $485,403 as of December 31, 2024.

Whipshots Holdings, LLC also entered into a License Agreement with Washpoppin Inc. in 2021, licensing certain intellectual property of Cardi B for product promotion and brand collaboration. An amended agreement, effective November 27, 2023, formalized promotional obligations and established a minimum aggregate royalty payment of $3.3 million. The amendment also accelerated the vesting of equity for Washpoppin, resulting in equity-based compensation expense of $8.63 million in 2023. The Company did not incur expenses related to this agreement during the year ended December 31, 2025. The Company incurred expenses of $1.6 million during the year ended December 31, 2024, which were recorded within marketing, general and administrative expenses.

Sklyar License Agreement – Blue UTA-I LLC (Leah Kateb)

Effective July 1, 2025, Skylar entered into a license agreement with BlueUTA – I LLC (“BlueUTA”), granting Skylar the right to use the likeness and trademarks of artist Leah Kateb for commercial purposes, including manufacturing, marketing, promotion, advertising, distribution, and sale of specified products. The agreement is effective through June 30, 2029, unless terminated earlier. Under the agreement, Skylar is obligated to pay BlueUTA base compensation of $240,000 annually, payable in monthly installments of $20,000, which will be recognized as license expense over the term of the agreement. Skylar will also pay royalties at a rate of 4 percent on annual net sales exceeding $11 million. These royalties will be recognized as variable expenses and accrued when probable and reasonably estimable. No royalties were accrued as of December 31, 2025 or December 31, 2024.

Skylar issued 3,000 Class B units to BlueUTA, representing a 30 percent ownership interest in Skylar. These units are non-voting, subject to time-based and performance-based vesting conditions and were issued for past and future services. The units are intended to qualify as profits interests under IRS Revenue Procedures 93-27 and 2001-43 and are subject to a distribution threshold. Compensation expense related to these units will be recognized over the requisite service period. Expense recognized during the year ended December 31, 2025 was $722,160.

The agreement also provides for bonus compensation ranging from $400,000 to $600,000 annually for three years following the agreement term, contingent upon the achievement of specified net sales thresholds. These amounts will be recognized when achievement becomes probable and reasonably estimable. In addition, Skylar granted BlueUTA stock options under the Starco Brands 2023 Equity Incentive Plan for up to 2 million shares of common stock, vesting in equal monthly installments over four years. The fair value of these options was measured at the grant date and will be recognized as expense over the vesting period. Compensation expense recognized during the year ended December 31, 2025 was $4,273, and unrecognized compensation cost as of December 31, 2025 was $36,752.

Soylent Share Adjustment

In connection with the Soylent Acquisition, the Company previously recorded a contingent share-settlement obligation (the “Share Adjustment”) related to the share price protection provisions in the merger agreement. The fair value of this obligation was $36.7 million on the acquisition date and $9.3 million as of December 31, 2024. On May 15, 2025, the Company issued 136,760,337 shares of Class A common stock in full settlement of the remaining liability. Following this issuance, the Share Adjustment obligation was fully extinguished, and no amounts remained outstanding as of December 31, 2025.

Royalties and Minimum Guarantees

The Company has licensing agreements that include minimum guaranteed royalty payments. When no performance obligations remain with the licensor, minimum guarantees are recorded as both an asset and a liability at the contractual amount. When performance obligations remain, amounts are recorded as assets when paid and liabilities when incurred. Minimum contractual royalty-based obligations as of December 31, 2025 were approximately $20,000 for each of the years ending December 31, 2026, 2027, and 2028. Additional information regarding royalty-based assets and liabilities is included in Note 3.

General Commitments

The Company enters into various contracts in the normal course of business, including agreements for manufacturing, licensing, marketing, distribution, and other operational activities. These agreements may include minimum purchase requirements, royalty obligations, or other future payment commitments. Such arrangements are typical for the Company’s industry and are generally short-term or cancelable without significant penalty. As of December 31, 2025, management does not believe these commitments, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In addition to the specific agreements described below, the Company is party to other routine commercial contracts that do not meet the criteria for recognition on the consolidated balance sheets under U.S. GAAP. Future obligations under these arrangements will be recognized as expenses in the periods in which the related goods or services are received.

Letter of Intent – Starco Group

On July 29, 2025, the Company announced the execution of a non-binding exclusive Letter of Intent to acquire its contract manufacturers, collectively referred to as The Starco Group. The Starco Group operates three U.S. manufacturing facilities focused on personal care, household, food, and beverage products. The proposed transaction contemplates reorganizing the Company into two operating subsidiaries—Starco Brands and Starco Manufacturing—under a renamed parent entity, “STARCO.” The Letter of Intent is non-binding, and no definitive agreement had been executed as of December 31, 2025. Accordingly, no amounts have been recognized in the consolidated financial statements related to the proposed transaction.

NOTE 9 – RELATED PARTY TRANSACTIONS

Former Executives

In prior years, the Company entered into agreements with its former Chairman and CEO, Sanford Lang, and its former Secretary and Board member, Martin Goldrod, relating to advances and share repurchases. All obligations under these agreements were fully settled by December 31, 2023, and the agreements were terminated. No amounts were owed to either party as of December 31, 2025 or December 31, 2024.

Notes Payable - Ross Sklar (Chief Executive Officer)

On August 11, 2023, the Company issued a Consolidated Secured Promissory Note to Ross Sklar in the principal amount of $4,000,000, consolidating several prior notes. The note bears interest at the Wall Street Journal Prime Rate plus 2 percent, reassessed monthly, and is secured by substantially all assets of the Company pursuant to an Amended and Restated Consolidated Security Agreement. On May 31, 2024, the Company and Mr. Sklar entered into an amendment extending the maturity date to August 31, 2026, with an automatic extension to August 31, 2027 if amounts remain outstanding at maturity. The restructuring was accounted for as a debt modification.

During 2024, the Company repaid $1,527,500 of principal using proceeds from the Gibraltar Loan. As of December 31, 2024, the outstanding principal balance under the Amended Consolidated Secured Promissory Note was $2,472,500, with no accrued interest outstanding.

On August 13, 2025, the Company and Mr. Sklar entered into a Second Amendment to the Amended Consolidated Secured Promissory Note. The Second Amendment consolidated two additional loans made by Mr. Sklar to the Company in the aggregate principal amount of $1,000,000, consisting of a $500,000 loan funded on July 15, 2025 and a $500,000 loan funded on August 15, 2025. After giving effect to these additional loans and prior repayments, the principal balance under the note was adjusted to $3,472,500. The Second Amendment reaffirmed that the note remains subject to the Subordination Agreement dated May 24, 2024 between Mr. Sklar and Gibraltar Business Capital, LLC. Except as modified by the Second Amendment, all other terms of the Amended Consolidated Secured Promissory Note, including interest rate, repayment provisions, and maturity, remained unchanged.

As of December 31, 2025, the outstanding principal balance owed to Mr. Sklar under the amended note was $3,472,500. Interest expense related to notes held by Mr. Sklar was $286,144 and $328,207 for the years ended December 31, 2025 and 2024, respectively.

The Company previously issued an unsecured note to Mr. Sklar on February 14, 2022 in the principal amount of $472,500. The note was amended on May 10, 2024 to extend its maturity to December 31, 2024 and was fully repaid during 2024 using proceeds from the Gibraltar Loan. No amounts were outstanding under this note as of December 31, 2025 or December 31, 2024.

Gibraltar Loan and Security Agreement – Subordination

In connection with the Company’s Loan and Security Agreement with Gibraltar Business Capital, LLC, on May 24, 2024, Mr. Sklar entered into a subordination agreement pursuant to which his rights under the Amended Consolidated Secured Promissory Note and the February 14, 2022 Note were subordinated to Gibraltar’s rights. The subordination agreement remained in effect throughout 2025 and terminated upon the Company’s repayment of the Gibraltar Loan in December 2025

Related Party Bridge Loan – The Starco Group, Inc.

On December 22, 2025, the Company entered into a Bridge Term Loan Promissory Note with TSGI, a company wholly owned by Ross Sklar, the Company’s Chief Executive Officer. The Promissory Note provides for a bridge term loan of up to $5,000,000, including an initial disbursement of $4,500,000 and additional delayed drawdowns of up to $500,000 through December 31, 2026. The proceeds were used to repay the Company’s outstanding obligations under the Gibraltar Loan and to support working capital needs.

The Bridge Loan bears interest at the lesser of (i) the Highest Lawful Rate or (ii) the Prime Rate (not less than 6.00 percent) plus 4.25 percent. Interest is payable monthly beginning January 1, 2026. Principal payments begin January 1, 2027 and continue through 2030, with scheduled monthly payments ranging from $28,000 to $66,000. The Company may prepay the loan at any time without penalty. The loan matures on the earlier of (i) five years from issuance, (ii) acceleration upon default, or (iii) full repayment.

As of December 31, 2025, the outstanding principal balance under the Bridge Loan was $4,500,000.

Related Party Lease

On May 1, 2024, the Company entered into an operating lease for office space with a related-party lessor. The lease covers approximately 3,000 square feet located at 706 N. Citrus Ave., Los Angeles, California, with monthly base rent of $10,000 and annual increases of 5 percent. The Company recognized a right-of-use asset and corresponding lease liability of $587,914 upon lease commencement. Lease expense was $90,692 for the year ended December 31, 2024 and $136,038 for the year ended December 31, 2025. See Note 13 – Leases for additional information.

Other Related Party Transactions

During the years ended December 31, 2025 and 2024, the Company recognized revenue from related parties of $3,164,581 and $6,140,172, respectively. There were $0 and $2,250,379 of accounts receivable and accrued accounts receivable from TSG and Temperance as of December 31, 2025 and December 31, 2024, respectively. All revenues earned in relation to these accounts receivable are from related parties. Ross Sklar serves as the Chairman of Temperance.

During the year ended December 31, 2025, the Company recorded related party advances of $487,600, which are included in accrued liabilities and other current liabilities on the consolidated balance sheet. Of the total, $100,000 was advanced by Ross Sklar to pay for certain expenses related to Whipshots; the remaining advances were made by Temperance to suppliers on the Company’s behalf and are repayable on demand. No interest is charged on these advances and there are no formal repayment terms. No such advances were made during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company recognized cost of goods from products purchased from related parties of $3,249,562 and $3,896,551, respectively. There were $1,238,693 and $1,658,188 of accounts payable owing to TSG and other related parties as of December 31, 2025 and December 31, 2024, respectively.

NOTE 10 – STOCKHOLDERS’ WARRANTS

The Company issues stock warrants to employees, consultants, and other service providers as compensation for services. Warrants are measured at fair value on the grant date using the Black-Scholes option pricing model and are recognized as compensation expense over the vesting period in accordance with ASC 718. No warrants were granted during the years ended December 31, 2025 or December 31, 2024.

Compensation expense related to stock warrants was $1,117,150 for the year ended December 31, 2025 and $1,564,350 for the year ended December 31, 2024. As of December 31, 2025, unrecognized compensation cost related to non-vested warrants was $26,489, expected to be recognized over a weighted-average period of 0.9 years.

The following table summarizes warrant activity for the years ended December 31, 2025 and 2024:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	(458,336)	0.19	-	-
Expired	(300,000)	0.90	-	-
Outstanding, December 31, 2025	38,341,664	$0.19	1.90	$13,160

Exercisable, December 31, 2025	38,129,164	$0.19	1.90	$13,160

Outstanding, December 31, 2023	39,350,000	$0.20	3.87	$61,600
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(250,000)	1.00	-	-
Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000

Exercisable, December 31, 2024	29,483,863	$0.19	2.88	$21,000

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of December 31, 2025:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.19	37,841,664	1.90	$0.19	37,629,164
$0.20	100,000	1.84	$0.20	100,000
$0.01	400,000	2.04	$0.01	400,000
	38,341,664	1.90	$0.19	38,129,164

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of December 31, 2024:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.90	300,000	0.75	0.90	300,000
$0.19	38,300,000	2.90	$0.19	28,638,863
$0.20	100,000	2.84	$0.20	100,000
$0.01	400,000	3.04	$0.01	400,000
	39,100,000	2.88	$0.19	29,438,863

The aggregate intrinsic value of outstanding and exercisable warrants at December 31, 2025 was $21,000, based on the estimated fair value of the Company’s Class A common stock on that date.

NOTE 11 – STOCKHOLDERS’ OPTIONS

Company grants stock options under its 2023 Equity Incentive Plan to employees, directors, and service providers. Stock options are measured at fair value on the grant date using the Black-Scholes option pricing model and are recognized as compensation expense over the vesting period in accordance with ASC 718. The total number of shares reserved and available for issuance under the Plan is 100,000,000 shares of stock, with 94,460,000 and 96,360,000 available to be issued at December 31, 2025 and 2024, respectively.

On July 1, 2025, the Company granted 2,000,000 stock options to BlueUTA to purchase shares of Class A common stock. The options were valued using the Black-Scholes option pricing model, resulting in a grant-date fair value of $41,025. The valuation incorporated the following assumptions:

Date	Number of Stock Options	Stock Price	Strike Price	Expected Volatility	Interest Rate	Dividend Rate	Expected Term (years)	Fair Value
7/01/2025	2,000,000	$0.03	$0.12	131.23%	3.84%	0.00%	5.0	$41,025

No stock options were granted during the year ended December 31, 2024; therefore, no valuation assumptions are presented for that period.

Compensation expense related to stock options was $201,713 for the year ended December 31, 2025 and $168,818 for the year ended December 31, 2024. As of December 31, 2025, unrecognized compensation cost related to non-vested stock options was $224,122.

A summary of stock option activity for the years ended December 31, 2025 and 2024 is presented below.

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2024	3,640,000	$0.17	9.02	$-
Issued	2,000,000	0.12	9.75
Exercised	-	-	-	-
Cancelled	(100,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, December 31, 2025	5,540,000	$0.15	8.56	$-

Exercisable, December 31, 2025	2,511,021	$0.16	8.14	$-

Outstanding, December 31, 2023	-	$-	-	$-
Issued	5,050,000	0.17	9.04	-
Exercised	-	-	-	-
Cancelled	(1,410,000)	0.17	-	-
Expired	-	-	-	-
Outstanding, December 31, 2024	3,640,000	$0.17	9.02	$-

Exercisable, December 31, 2024	876,036	$0.17	9.02	$-

As of December 31, 2024, the aggregate intrinsic value for total outstanding and exercisable options is zero based on the estimated fair value of the Company’s Class A common stock on that date.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock Issuances

Effective February 14, 2024, the Company settled the Soylent Opening Balance Holdback and $2,446,380 of equity consideration payable by issuing 16,309,203 shares of Class A common stock to the Soylent Shareholders in accordance with the Soylent Merger Agreement. On the same date, the First Adjustment Date, the Company settled $18,099,951 of the $36,931,330 fair value liability outstanding as of December 31, 2023 by issuing 133,087,875 shares of Class A common stock to the Soylent Shareholders pursuant to the Soylent Merger Agreement and Stockholder Agreement. The Company also settled the remaining $2,446,380 equity payable from the Soylent Acquisition by issuing an additional 16,309,203 shares of Class A common stock.

Effective May 20, 2024, the Company determined, in accordance with the Soylent Merger Agreement, that 7,445,490 shares of the 18,571,429 Opening Balance Holdback shares were not due. This resulted in a reduction of the related liability of $1,012,587 and reduced the net settlement amount from $18,099,951 to $17,087,364. The number of Class A common shares issued to the Soylent Shareholders was reduced to a net amount of 125,642,385 shares. The Company recorded additional changes in the fair value of the derivative liability throughout 2024, resulting in a total share adjustment liability of $9,299,703 as of December 31, 2024.

Following the expiration of the 18-month holdback period related to the AOS Acquisition, and with no outstanding claims, the Company issued 4,979,731 shares of Class A common stock and $6,137 in cash to the former AOS shareholders on March 12, 2024. During the second quarter of 2024, following the expiration of the 18-month holdback period related to the Skylar Acquisition, the Company issued 11,573,660 shares of Class A common stock to the Skylar Shareholders, satisfying an equity consideration payable of $2,314,732 as of the issuance date.

On May 15, 2025, the Second Adjustment Date under the Soylent Merger Agreement, the Company issued 136,760,337 shares of Class A common stock to the Soylent Shareholders at a price of $0.041 per share. The issuance fully satisfied the outstanding shares liability of $5,607,174 as of March 31, 2025.

Skylar Class B Incentive Units

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

The Class B Units were determined to be equity-classified based on their legal form and substantive characteristics, including participation in sale proceeds, subordination to debt, transferability with restrictions, and management’s stated intent to convey equity ownership. The units do not contain mandatory cash settlement provisions, redemption formulas, or off-market call rights. Management estimated the total grant-date fair value of the Class B Units to be $2.5 million.

Of the 3,000 Class B Units granted, 1,500 are subject to time-based vesting over a three-year period and are being expensed over the requisite service period. The remaining 1,500 units are subject to performance-based vesting tied to net sales milestones of $15 million, $20 million, and $25 million, each measured over any consecutive 12-month period. As of the grant date, only the $15 million milestone was considered probable of achievement. Compensation expense for those units is being recognized on a straight-line basis over a four-year service period.

For the year ended December 31, 2025, the Company recognized compensation expense of $722,160 related to the Class B Units. For the year ended December 31, 2024, no compensation expense was recognized as the units were granted in 2025.

NOTE 13 – LEASES

The following tables present net related party lease costs and other supplemental lease information:

Year Ended
December 31, 2025
Lease cost
Operating lease cost (cost resulting from lease payments)	$136,038
Sublease income	-
Net lease cost	$136,038

Operating lease – operating cash flows (fixed payments)	$136,038
Operating lease – operating cash flows (liability reduction)	$67,278
Current leases – right of use assets	$459,459
Current liabilities – operating lease liabilities	$81,513
Non-current liabilities – operating lease liabilities	$400,677

Operating lease ROU assets	$459,459
Weighted-average remaining lease term (in years)	4.33
Weighted-average discount rate	10.91%

Year Ended
December 31, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$90,692
Sublease income	90,692
Net lease cost	$-

Operating lease – operating cash flows (fixed payments)	$90,692
Operating lease – operating cash flows (liability reduction)	$38,446
Current leases – right of use assets	$538,776
Current liabilities – operating lease liabilities	$67,278
Non-current liabilities – operating lease liabilities	$482,190

Operating lease ROU assets	$538,776
Weighted-average remaining lease term (in years)	5.33
Weighted-average discount rate	10.91%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2025:

Fiscal Year	Operating Leases
2026	$130,200
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	$612,230
Less: Imputed Interest	(130,040)
Present value of net future minimum lease payments	$482,190

NOTE 14 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

December 31, 2025
Computer equipment	$104,747
Tools and equipment	147,903
Furniture and equipment	39,202
CIP	154,850
Property and equipment, gross	446,702
Less: Accumulated depreciation	(279,054)
Property and equipment, net	$167,648

December 31, 2024
Computer equipment	$104,747
Tools and equipment	147,903
Furniture and equipment	39,202
CIP	333,340
Property and equipment, gross	625,192
Less: Accumulated depreciation	(271,472)
Property and equipment, net	$353,720

Construction in Progress (“CIP”) represents costs incurred for ongoing projects that are not yet ready for their intended use. During the years ended December 31, 2025 and 2024, the balance of CIP was $154,850 and $333,340, respectively, and consists of expenditures related to the implementation of a new enterprise resource planning (“ERP”) system within the Company. This project is expected to be completed and transferred to its respective asset category by the first quarter of 2026.

NOTE 15 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	December 31, 2025
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names	$15,264,404	$5,913,944	$9,350,460
Customer relationships	4,871,000	2,373,646	2,497,354
ERP System	291,440	43,716	247,724
Intangible Assets	$20,426,844	$8,331,306	$12,095,538

	December 31, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Trade names	$27,200,404	$3,905,777	$23,294,627
Customer relationships	6,915,000	1,563,780	5,351,220
Intangible Assets	$34,115,404	$5,469,557	$28,645,847

For the year ended December 31, 2025, the Company incurred intangibles impairment losses of $2,044,000 and $11,956,000 pertaining to customer relationships and trade names, respectively, for a total impairment of $14,000,000 for the Soylent segment.

For the year ended December 31, 2024, the Company incurred a net intangibles impairment loss of $13,304 pertaining to domain names for the AOS component of the Starco Brands segment.

Amortization expense as of December 31, 2025 and 2024 was $2,861,749 and $2,819,525, respectively.

As of December 31, 2025, the expected future amortization expense of intangible assets was as follows:

Fiscal Period:
2026	2,824,750
2027	2,824,750
2028	2,824,750
2029	2,824,750
2030	2,824,750
Thereafter	11,971,788
Total	$26,095,538

NOTE 16 – GOODWILL

The changes in the carrying amounts of goodwill during the years ended December 31, 2025 and 2024 were as follows:

	Starco Brands	Skylar	Soylent	Total
Balance as of December 31, 2023	$2,944,871	$11,234,312	$12,510,208	$26,689,391
Additions	-	-	-	-
Purchase consideration adjustments	-	-	-	-
Impairment	(2,944,871)	-	(11,383,000)	(14,327,871)
Balance as of December 31, 2024	$-	$11,234,312	$1,127,208	$12,361,520

Additions	-	-	-	-
Purchase consideration adjustments	-	-	-	-
Impairment	-	-	(1,127,208)	(1,127,208)
Balance as of December 31, 2025	$-	$11,234,312	$-	$11,234,312

NOTE 17 – INVENTORY

Inventory by major class are as follows:

	December 31, 2025	December 31, 2024
Raw materials	$3,579,740	$1,484,997
Finished goods	926,482	6,764,648
Total inventory	$4,506,222	$8,249,645

During the year ended December 31, 2025, the Company recorded inventory write downs of $661,154 to reduce certain items to their estimated net realizable value. No inventory impairment losses were recorded for the year ended December 31, 2024.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2025	2024
Deferred Tax Assets (Liabilities):
Net operating losses	$29,672,000	$25,430,000
Stock-based compensation	1,945,000	1,899,000
Interest expense	406,000	381,000
Accounts receivable reserve	241,000	129,000
Contributions carryover	314,000	242,000
Intangibles	(7,797,056)	(8,307,000)
Inventory	1,267,000	684,000
Research and development costs	55,000	57,000
Total deferred tax assets:	26,102,944	20,515,000
Less valuation allowance	(26,102,944)	(20,515,000)
Net deferred tax assets (liabilities)	$-	$-

The income tax provision for the years ended December 31 is comprised of:

	2025	2024
Current federal	$-	$-
Current state	-	-
Deferred federal	-	-
Deferred state	-	-
Provision for income tax	$-	$-

The following is a reconciliation from the Company’s statutory rate to the effective tax rate reported in the financial statements:

	2025		2024
Federal statutory tax benefit	$(4,394,716)	21.0%	$(1,037,264)	21.0%
State tax benefit, net of federal	(1,461,473)	7.0%	(345,200)	7.0%
Non-deductible items	301,154	(1.5)%	3,914	(0.1)%
True-up adjustments	(32,908)	0.2%	(10,350)	0.2%
Change in valuation allowance	5,587,944	(26.7)%	1,388,900	(28.1)%
Total tax expense	$-	0.0%	$-	0.0%

At December 31, 2025, the Company had net operating loss carry forwards of approximately $119,603,000 including approximately $19,171,000 from periods prior to 2017 that may be offset against future taxable income through 2033. Net operating losses from 2017 and later carry an indefinite life. At December 31, 2025, the Company had state net operating loss carry forwards of approximately $78,949,000 that may be offset against future taxable income through 2033. No tax expense or benefit has been reported in the December 31, 2025 or 2024 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company’s valuation allowance increased by $5,587,944 for the year ended December 31, 2025.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2021.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). As of December 31, 2025, the Company has not performed a formal Section 382 study; however, the Company has reviewed its temporary taxable differences in conjunction with its temporary deductible differences as a measure against its definite lived net operating losses and anticipates any impact to be mitigated with additional net operating losses from temporary deductible differences.

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

