Form 10-Q
period 2026-03-31
Starco Brands, Inc.
filed 2026-05-20
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54892

STARCO BRANDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1781753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 N Citrus Ave, Los Angeles, CA	90402
(Address of principal executive offices)	(Zip Code)

(844) 478-2726

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	STCB	OTC Markets Group OTCQB Tier

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 20, 2026, there were 784,192,033 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS

Current Assets:
Cash	$997,836	$1,818,406
Accounts receivable, net	3,611,040	2,988,724
Prepaid expenses and other assets	2,824,624	2,586,385
Inventory	4,855,723	4,506,222
Total Current Assets	12,289,223	11,899,737

Property and equipment, net	11,089	167,648
Operating lease right-of-use asset	438,434	459,459
Intangibles, net	11,896,074	12,095,538
Goodwill	11,234,312	11,234,312

Total Assets	$35,869,132	$35,856,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,796,977	$6,983,870
Accounts payable, related parties	1,568,687	1,238,693
Other payables and accrued liabilities	4,639,392	4,380,445
Other payables and accrued liabilities, related parties	806,549	487,599
Notes payable - current	-	113,158
Lease liability, current portion	85,346	81,513
Total Current Liabilities	13,896,951	13,285,278

Notes payable - related parties, noncurrent	7,972,500	7,972,500
Lease liability, net of current portion	378,328	400,677
Total Liabilities	$22,247,779	$21,658,455

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$-	$-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 784,192,033 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	784,193	784,193
Class B common stock, $.001 par value; 300,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	107,262,072	107,009,238
Treasury stock at cost	(328,500)	(328,500)
Accumulated deficit	(103,145,543)	(102,347,578)
Total Starco Brands’ Stockholders’ Equity	4,572,222	5,117,353

Non-controlling interest	9,049,131	9,080,886
Total Stockholders’ Equity	13,621,353	14,198,239

Total Liabilities and Stockholders’ Equity	$35,869,132	$35,856,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Revenue	$8,979,270	$9,818,757

Revenue, related parties	283,158	1,050,312

Cost of revenues	5,148,198	6,125,831

Gross profit	$4,114,230	$4,743,238

Operating Expenses:
Compensation expense	$1,678,748	$1,736,188
Professional fees	583,879	780,224
Marketing, general and administrative	2,427,821	3,384,418
Fair value share adjustment loss (gain)	-	(3,692,529)
Total operating expenses	4,690,448	2,208,301

(Loss) income from operations	(576,218)	2,534,937

Other Expense:
Interest expense	237,985	236,636
Other expense	15,517	322,196
Total other expense, net	253,502	558,832

(Loss) income before provision for income taxes	$(829,720)	$1,976,105
Provision for income taxes	-	-

Net (loss) income	$(829,720)	$1,976,105
Net loss (income) attributable to non-controlling interest	(31,755)	97,249

Net (loss) income attributable to Starco Brands	$(797,965)	$1,878,856

Income (loss) per share, basic	$(0.00)	$0.00
Income (loss) per share, diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding - Basic	784,192,033	647,431,696
Weighted Average Shares Outstanding - Diluted	784,192,033	826,709,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Equity Consideration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Payable	Equity

Balance at December 31, 2024	647,431,696	$647,432	-	$-	$99,499,510	$(328,500)	$(81,420,357)	$8,826,723	$-	$27,224,808

Stock-based compensation	-	-	-	-	471,236	-	-	-	-	471,236

Net income	-	-	-	-	-	-	1,878,856	97,249	-	1,976,105

Balance at March 31, 2025	647,431,696	$647,432	-	$-	$99,970,746	$(328,500)	$(79,541,501)	$8,923,972	$-	$29,672,149

Balance at December 31, 2025	784,192,033	$784,193	-	$-	$107,009,238	$(328,500)	$(102,347,578)	$9,080,886	$-	$14,198,239

Stock-based compensation	-	-	-	-	252,834	-	-	-	-	252,834

Net loss	-	-	-	-	-	-	(797,965)	(31,755)	-	(829,720)

Balance at March 31, 2026	784,192,033	$784,193	-	$-	$107,262,072	$(328,500)	$(103,145,543)	$9,049,131	$-	$13,621,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities:
Net (loss) income	$(829,720)	$1,976,105
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation	252,834	471,236
Depreciation	1,709	2,013
Amortization of intangible assets	354,314	704,508
Amortization of debt discount	-	47,051
Gain on stock payable share adjustment	-	(3,692,529)
Changes in operating assets and liabilities:
Accounts receivable	(622,316)	849,307
Accounts receivable, related parties	-	2,250,379
Prepaid expenses and other assets	(238,239)	(1,936,521)
Inventory	(349,501)	90,497
Operating lease right of use asset	21,025	19,160
Accounts payable	(186,893)	928,257
Accounts payable, related parties	329,994	(1,247,373)
Other payables and accrued liabilities	258,947	392,203
Other payables and accrued liabilities, related parties	318,950	-
Operating lease liability	(18,516)	(15,150)
Net Cash (Used In) Provided By Operating Activities	(707,412)	839,143

Cash Flows From Investing Activities:
Purchases of intangibles	-	(17,000)
Purchases of property & equipment	-	(111,350)
Net Cash Used In Investing Activities	-	(128,350)

Cash Flows From Financing Activities:
Payments to notes payable	(113,158)	(24,910)
Proceeds from Revolving loan	-	10,347,483
Payments to Revolving loan	-	(10,615,880)
Net Cash Used In Financing Activities	(113,158)	(293,307)

Net (Decrease) Increase In Cash	(820,570)	417,486

Cash - Beginning of Period	1,818,406	1,207,406

Cash - End of Period	$997,836	$1,624,892

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$238,899	$228,897
Income taxes	$-	$-

Noncash operating, investing and financing activities:
Reclassification of ERP system costs (gross) from Property, Plant & Equipment to Intangible Assets	$154,850	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The principal conditions giving rise to substantial doubt include the Company’s history of recurring net losses and continued working capital deficiencies. As of March 31, 2026, the Company reported an accumulated deficit of $103,145,543, including a net loss of $829,720 for the three months ended March 31, 2026, and a working capital deficit of approximately $1.6 million.

Management has evaluated the conditions that contributed to substantial doubt. The historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of March 31, 2026, total debt was approximately $8.0 million, which includes $3,472,500 in notes payable to Ross Sklar (“Sklar”), a significant minority shareholder. Of this amount, $1.0 million was funded in July and August 2025 in response to requests from the Company’s lender. Mr. Sklar’s ownership interest and operational role provide an incentive for him to be supportive of the Company regarding repayment of these notes, consistent with prior periods.

On December 22, 2025, the Company entered into a Bridge Term Loan Promissory Note with The Starco Group, Inc., an entity wholly owned by Sklar, providing for up to $5,000,000 in borrowing capacity, including an initial disbursement of $4,500,000. The proceeds were used to repay the Company’s revolving loan facility in full and to provide additional working capital. The Bridge Loan bears interest at a variable rate based on the Prime Rate plus an applicable margin, requires monthly interest payments beginning January 1, 2026, and provides for scheduled principal amortization beginning January 1, 2027. The Bridge Loan includes customary covenants and events of default and may be prepaid without penalty.

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

While the payoff of the revolving loan facility and the execution of the Bridge Loan have provided near-term liquidity, these actions do not eliminate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans are not entirely within its control, and there can be no assurance that additional financing or operational improvements will be achieved as contemplated. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our condensed consolidated subsidiaries at March 31, 2026 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to annual financial reporting. The condensed consolidated financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal, recurring nature unless otherwise disclosed.

The condensed consolidated financial statements of the Company do not contain certain information included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2025. Therefore, the condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Certain prior-period amounts in the condensed consolidated financial statements and related disclosures have been reclassified to conform to the current period presentation. Specifically, cost of revenues from related parties has been reclassified into cost of revenues on the condensed consolidated statements of operations and within the segment information. These reclassifications had no impact on previously reported gross profit, total operating expenses, net loss, or stockholders’ equity.

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

The Company believes the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the condensed consolidated financial statements: the timing of revenue recognition; testing goodwill and intangible assets for impairment; evaluating the recoverability of long-lived assets; estimating the allowance for doubtful accounts; determining the net realizable value of inventory; assessing the value of certain share-based adjustments; accounting for income taxes; and assumptions used in the Black-Scholes valuation model, including expected volatility, risk-free interest rate, and expected dividend rate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 or December 31, 2025.

Accounts Receivable

Accounts receivable are stated at net realizable value, which includes an allowance for credit losses representing the amount expected to be uncollectible. The allowance for credit losses is estimated based on relevant available information, including historical loss experience, the aging of receivables, customer-specific information, and current and expected economic conditions. The allowance is evaluated quarterly. As of March 31, 2026 and December 31, 2025, accounts receivable, net were approximately $3,611,040 and $2,988,724, respectively. As of those dates, the allowance for credit losses was $141,033 and $223,867, respectively.

Fair Value of Financial Instruments

The Company follows ASC 825-10-50 for disclosures about the fair value of its financial instruments and ASC 820 for the framework used to measure fair value. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques into three levels, giving the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short-term nature of these instruments. The Company’s notes payable approximate fair value based on management’s best estimate of the interest rates that would be available to the Company for similar financial arrangements as of March 31, 2026.

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

Income Taxes

The Company follows Section 740-10-30 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable, options and warrants are calculated using the treasury stock method. Any outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Because the effect of common stock equivalents is anti-dilutive for the three months ended March 31, 2026 and 2025, such equivalents have been excluded from the computation of diluted net loss per share.

The following table summarizes securities that were excluded from the diluted per-share calculation because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Warrants	38,341,664	38,850,000
Stock options	5,480,000	3,602,500
Acquisition Stock Consideration Payable	-	136,760,338
Total	43,821,664	179,212,838

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

The Company evaluates its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Indicators of impairment include, among other factors, current-period operating or cash flow losses combined with a history of such losses, forecasts demonstrating continuing losses or insufficient income, significant changes in the manner in which an asset is used, or adverse industry or economic trends. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from its use. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value, determined using the best information available and consistent with ASC 820, Fair Value Measurements. During the three months ended March 31, 2026 and 2025, the Company did not record asset impairment charges related to its intangible assets.

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

Minimum contractual royalty-based obligations outstanding as of March 31, 2026 are approximately $20,000 for each of the years ending December 31, 2026, 2027, and 2028.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. Operating leases are recognized on the condensed consolidated balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. ROU assets include prepaid lease payments and exclude lease incentives and initial direct costs. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

On May 1, 2024, the Company entered into a three-year operating lease agreement (the “Citrus Lease”) with Ralks Corporation, a related-party lessor (see Note 9). The lease covers approximately 3,000 square feet located at 706 N. Citrus Ave., Los Angeles, California, with monthly base rent of $10,000 and annual increases of 5%. The lease includes an option to renew for an additional three years with notice required 90 days prior to the end of the term.

In accordance with ASC 842, the Company recognized an ROU asset and corresponding lease liability for its long-term office leases. See Note 12 – Leases for additional information.

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured and stated at average cost as of March 31, 2026. The carrying value of inventory is reduced for excess or obsolete items. The Company monitors inventory levels and usage to identify indicators of obsolescence and adjusts inventory values when necessary. The Company did not record any inventory impairment losses for the three months ended March 31, 2026 or 2025.

Acquisitions, Intangible Assets and Goodwill

The condensed consolidated financial statements reflect the operations of an acquired business beginning on the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values as of the acquisition date, and goodwill is recognized for any excess of the purchase price over the fair value of the net assets acquired. Significant judgment is required in determining the fair value of certain tangible and intangible assets and in assigning their respective useful lives. The Company typically engages third-party valuation specialists to assist in valuing significant tangible and intangible assets.

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

No impairment losses related to goodwill were recognized for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, goodwill was $11,234,312 and $11,234,312, respectively.

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available and that are evaluated regularly by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company’s Chief Executive Officer (“CEO”) serves as the CODM. The CEO reviews the Company’s operations and manages the business through five reportable operating segments: i) AOS, (ii) Skylar, (iii) Soylent, (iv) Whipshots, and (v) Winona. Parent-level corporate activities are presented as “Corporate” and reconcile reportable segment results to consolidated results. The CODM evaluates segment performance and allocates resources based primarily on gross profit and income (loss) from operations.

Effective January 1, 2026, the Company changed the composition of its reportable segments from three (Soylent, Skylar, and Starco Brands, which included the parent platform, AOS, Whipshots, and Winona) to the five segments described above, with parent-level activities presented separately as Corporate. Segment information for the three months ended March 31, 2025 has been recast to conform to the current-period presentation. See Note 4 – Segments for additional information regarding the change and related disclosures.

Recently Issued Accounting Pronouncements

The Company evaluates the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. Management has reviewed all newly issued but not yet effective accounting pronouncements and determined that none are expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4 – SEGMENTS

Effective January 1, 2026, the Company changed the composition of its reportable segments by discontinuing the elective aggregation of operating segments previously combined within the Starco Brands reportable segment. Aggregation under ASC 280 is permitted but not required, and the Company has determined to discontinue the previously applied aggregation because the operating margins of the previously aggregated operating segments are no longer expected to converge over time as previously anticipated.

As a result, the Company now presents five reportable segments: AOS, Skylar, Soylent, Whipshots, and Winona. Parent-level corporate activities are presented as “Corporate” and reconcile reportable segment results to consolidated results. Previously, the Company reported three reportable segments: Starco Brands (which included the activities of the parent platform, AOS, Whipshots, and Winona), Skylar, and Soylent. Segment information for the three months ended March 31, 2025 has been recast to conform to the current-period segment presentation.

The Company’s reportable segments are described below:

Skylar. The Skylar segment generates revenue through the sale of hypoallergenic fragrance products under the Skylar brand.

Soylent. The Soylent segment generates revenue through the sale of plant-based nutritional products, including ready-to-drink shakes, powders, and bars, under the Soylent brand.

AOS. The AOS segment generates revenue through the sale of premium body and skincare products designed for athletes under the Art of Sport brand.

Whipshots. The Whipshots segment earns its revenues as royalties from licensing arrangements with Temperance, a related party, under which Temperance manufactures and sells vodka-infused whipped cream products under the Whipshots® brand. The Whipshots segment includes Whipshots Holdings and Whipshots LLC.

Winona. The Winona segment generates revenue through the sale of popcorn spray and sauce spray products under the Winona Pure® brand. Winona operates as a division of STCB, which is the marketer of record under a licensing arrangement with the brand owner. The Company is the principal in arrangements with end customers. Winona products are sold through retail partners including Walmart, H-E-B, Meijer, and Food Lion, and on Amazon through the Company’s strategic partner Pattern (formerly iServe), which is a stockholder of the Company; revenues and the related cost of revenues from sales through Pattern are presented as related-party amounts.

Corporate. Corporate consists of the activities of Starco Brands, Inc., the publicly traded parent legal entity, including executive management, public-company costs, professional services, platform-level marketing and administration, and other expenses incurred at the parent level that are not allocated to the reportable segments. Corporate is not an operating segment.

The Company’s Chief Executive Officer, Ross Sklar, is the Chief Operating Decision Maker (“CODM”). The CODM reviews balance sheet data on a consolidated basis; therefore, disaggregated balance sheet data are not presented.

The measures the CODM uses to evaluate segment performance and allocate resources among the Company’s product lines - revenues, revenues from related parties, gross profit, and income (loss) from operations – are consistent with the measures disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s revised segment presentation reflects an increased level of disaggregation of these measures, consistent with the change in management approach described above.

Profit or Loss Measures

●	Revenues
●	Revenues – related parties
●	Gross profit
●	Income (loss) from operations

The CODM uses these measures, together with the underlying components of cost of revenues and operating expenses (including marketing and sales spend), to assess the effectiveness of resource allocation decisions among the Company’s segments. For example, the CODM evaluates the effectiveness of marketing and sales spend initiatives by reference to corresponding changes in segment revenue and gross profit contribution in order to determine whether to direct additional marketing investment to a given segment or to redirect investment elsewhere. The disaggregated presentation of segment results also enables the CODM to assess each segment’s contribution to the consolidated enterprise.

The following expense categories are regularly provided to the CODM, included in the reported measures of segment profit or loss, and are significant quantitatively or qualitatively. These categories are consistent with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025:

Significant Expense Categories

●	Cost of revenues
●	Compensation expense
●	Professional fees
●	Marketing, general and administrative expenses
●	Fair value share adjustment gain/loss
●	Goodwill impairment
●	Intangibles impairment

The following tables present gross profit (loss) and significant expenses by reportable segment. Corporate is presented as a reconciling column and is not a reportable segment:

	For the Three Months Ended March 31, 2026
	AOS	Skylar	Soylent	Whipshots	Winona	Corporate	Total
Revenues, net	$54,830	$3,672,501	$4,386,006	$-	$865,933	$-	$8,979,270
Revenues, related parties, net	-	-	-	283,158	-	-	283,158
Cost of revenues	57,556	1,169,761	3,142,322	-	778,559	-	5,148,198
Gross profit (loss)	(2,726)	2,502,740	1,243,684	283,158	87,374	-	4,114,230

Compensation expense	36,808	542,943	224,009	209,228	290,927	374,833	1,678,748
Professional fees	(2,347)	12,139	149,777	35,084	-	389,226	583,879
Marketing, general and administrative	59,918	1,078,712	768,190	244,318	24,620	252,063	2,427,821
Total operating expenses	94,379	1,633,794	1,141,976	488,630	315,547	1,016,122	4,690,448

Income (loss) from operations	$(97,105)	$868,946	$101,708	$(205,472)	$(228,173)	$(1,016,122)	$(576,218)

	For the Three Months Ended March 31, 2025 (Recast)
	AOS	Skylar	Soylent	Whipshots	Winona	Corporate	Total
Revenues, net	$185,654	$1,413,933	$7,254,599	$-	$964,571	$-	$9,818,757
Revenues, related parties, net	-	-	-	1,050,312	-	-	1,050,312
Cost of revenues	137,187	558,982	4,455,484	-	974,178	-	6,125,831
Gross profit (loss)	48,467	854,951	2,799,115	1,050,312	(9,607)	-	4,743,238

Compensation expense	16,130	220,399	641,304	92,747	129,040	636,568	1,736,188
Professional fees	25,287	54,232	114,123	108,961	-	477,621	780,224
Marketing, general and administrative	108,717	859,489	1,616,516	310,563	28,847	460,286	3,384,418
Fair value share adjustment gain	-	-	(3,692,529)	-	-	-	(3,692,529)
Total operating expenses	150,134	1,134,120	(1,320,586)	512,271	157,887	1,574,475	2,208,301

Income (loss) from operations	$(101,667)	$(279,169)	$4,119,701	$538,041	$(167,494)	$(1,574,475)	$2,534,937

Geographic Information. The Company’s external customer revenues and long-lived assets are substantially all attributable to operations and locations within the United States for the three months ended March 31, 2026 and 2025.

Major Customers. For the three months ended March 31, 2026, the Company had two customers that each represented 10% or more of consolidated revenues: Customer A at approximately 29%, contributing approximately $2,723,000 of revenue reported within the Soylent segment, and Customer B at approximately 18%, contributing approximately $1,639,000 of revenue reported within the Skylar segment. For the three months ended March 31, 2025, the Company also had two customers that each represented 10% or more of consolidated revenues: Customer A at approximately 32%, contributing approximately $3,484,000 of revenue reported within the Soylent segment, and Customer B at approximately 11%, contributing approximately $1,151,000 of revenue reported within the Winona and Soylent segments.

Products and Services. The Company’s reportable segments are organized by brand, and each segment represents a discrete product line. Accordingly, the segment revenue information presented above also reflects the disaggregation of revenues by product group, and no separate product-level revenue disclosure is required.

NOTE 5 – ACQUISITIONS

The Company did not complete any acquisitions during the three months ended March 31, 2026, and there were no changes to the purchase price allocations or fair value measurements previously reported. The Company’s acquisitions completed in prior periods, along with the related purchase price allocations and fair value measurements, are described in the Company’s Form 10-K for the years ended December 31, 2025 and 2024.

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors’ and officers’ insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of March 31, 2026 and December 31, 2025, the remaining balances of these loans was $0 and $113,158, respectively. For the three months ended March 31, 2026 and 2025, these insurance loans incurred approximately $16,647 and $967, respectively, of interest expense.

Gibraltar Loan and Security Agreement – Revolving Loan

As of March 31, 2026, the Company did not have any outstanding borrowings under the Gibraltar Loan and Security Agreement. The Company fully repaid all obligations under the Gibraltar facility in December 2025, and the agreement, including the related forbearance arrangements, was terminated at that time. There was no activity related to the Gibraltar Loan during the three months ended March 31, 2026.

Notes Payable – Related Parties

The Company’s notes payable as of March 31, 2026 consist of (i) the Amended Consolidated Secured Promissory Note issued to Ross Sklar and (ii) the Bridge Term Loan Promissory Note entered into with The Starco Group, Inc. on December 22, 2025. Both of these financing arrangements are with related parties and are described in Note 9 - Related Party Transactions. There were no amendments, additional borrowings, or repayments under these related-party notes during the three months ended March 31, 2026, other than the accrual and payment of interest in accordance with their terms.

CEO Notes

See Note 9 for loans to STCB from the Company’s CEO.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$189,584	$7,371
Accrued royalties	1,650,000	1,650,000
Deferred revenue	543,752	683,782
Trade payable	847,120	914,085
Goods received pending invoice	922,735	612,854
Other accrued expenses	486,201	512,353
Total	$4,639,392	$4,380,445

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

NOTE 8– COMMITMENTS & CONTINGENCIES

The Company is not currently involved in any legal proceedings that, in management’s opinion, would have a material adverse effect on its financial position, results of operations, or cash flows. The Company regularly evaluates contingencies to determine the probability and estimability of potential losses in accordance with ASC 450, Contingencies. As of March 31, 2026 and December 31, 2025, the Company had no accruals recorded for loss contingencies, as it was not a defendant in any claims or legal actions which met the criteria for accrual.

Whipshots Agreements

In 2021, Whipshots LLC entered into an Intellectual Property Purchase Agreement with Penguins Fly, LLC, under which it acquired trademarks, domains, social media handles, and other assets related to Whipshots® and Whipshotz®. The purchase price is based on a sliding-scale percentage of gross revenue from Whipshots® and Whipshotz® product sales, payable over seven years. Amounts incurred under this agreement are recorded as indefinite-lived intangible assets. The carrying amount of the related indefinite-lived intangible asset was $505,404 as of both March 31, 2026 and December 31, 2025.

Whipshots Holdings, LLC also entered into a License Agreement with Washpoppin Inc. in 2021, licensing certain intellectual property of Cardi B for product promotion and brand collaboration. An amended agreement, effective November 27, 2023, formalized promotional obligations and established a minimum aggregate royalty payment of $3.3 million. The amendment also accelerated the vesting of equity for Washpoppin, resulting in equity-based compensation expense of $8.63 million in 2023. The Company did not incur expenses related to this agreement during the three months ended March 31, 2026 or the year ended December 31, 2025.

Sklyar License Agreement – Blue UTA-I LLC (Leah Kateb)

Effective July 1, 2025, Skylar entered into a license agreement with BlueUTA – I LLC (“BlueUTA”), granting Skylar the right to use the likeness and trademarks of artist Leah Kateb for commercial purposes, including manufacturing, marketing, promotion, advertising, distribution, and sale of specified products. The agreement is effective through June 30, 2029, unless terminated earlier. Under the agreement, Skylar is obligated to pay BlueUTA base compensation of $240,000 annually, payable in monthly installments of $20,000, which will be recognized as license expense over the term of the agreement. Skylar will also pay royalties at a rate of 4 percent on annual net sales exceeding $11 million. These royalties will be recognized as variable expenses and accrued when probable and reasonably estimable. No royalties were accrued as of March 31, 2026 or December 31, 2025.

Skylar issued 3,000 Class B units to BlueUTA, representing a 30 percent ownership interest in Skylar. These units are non-voting, subject to time-based and performance-based vesting conditions and were issued for past and future services. The units are intended to qualify as profits interests under IRS Revenue Procedures 93-27 and 2001-43 and are subject to a distribution threshold. Compensation expense related to these units will be recognized over the requisite service period. Expense recognized during the three months ended March 31, 2026 and 2025 was $203,752 and zero, respectively.

The agreement also provides for bonus compensation ranging from $400,000 to $600,000 annually for three years following the agreement term, contingent upon the achievement of specified net sales thresholds. These amounts will be recognized when achievement becomes probable and reasonably estimable. In addition, Skylar granted BlueUTA stock options under the Starco Brands 2023 Equity Incentive Plan for up to 2 million shares of common stock, vesting in equal monthly installments over four years. The fair value of these options was measured at the grant date and will be recognized as expense over the vesting period. Compensation expense recognized during the three months ended March 31, 2026 was $2,564, and unrecognized compensation cost as of March 31, 2026 was $34,187, which will be recognized over the remaining vesting period of approximately 3.3 years.

Royalties and Minimum Guarantees

The Company has licensing agreements that include minimum guaranteed royalty payments. When no performance obligations remain with the licensor, minimum guarantees are recorded as both an asset and a liability at the contractual amount. When performance obligations remain, amounts are recorded as assets when paid and liabilities when incurred. Minimum contractual royalty-based obligations as of March 31, 2026 are approximately $20,000 for each of the years ending December 31, 2026, 2027, and 2028. Additional information regarding royalty-based assets and liabilities is included in Note 3.

General Commitments

The Company enters into various contracts in the normal course of business, including agreements for manufacturing, licensing, marketing, distribution, and other operational activities. These agreements may include minimum purchase requirements, royalty obligations, or other future payment commitments. Such arrangements are typical for the Company’s industry and are generally short-term or cancelable without significant penalty. As of March 31, 2026, management does not believe these commitments, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In addition to the specific agreements described below, the Company is party to other routine commercial contracts that do not meet the criteria for recognition on the consolidated balance sheets under U.S. GAAP. Future obligations under these arrangements will be recognized as expenses in the periods in which the related goods or services are received.

Letter of Intent – Starco Group

On July 29, 2025, the Company announced the execution of a non-binding exclusive Letter of Intent to acquire its contract manufacturers, collectively referred to as The Starco Group. The Starco Group operates three U.S. manufacturing facilities focused on personal care, household, food, and beverage products. The proposed transaction contemplates reorganizing the Company into two operating subsidiaries - Starco Brands and Starco Manufacturing - under a renamed parent entity, “STARCO.” The Letter of Intent is non-binding, and no definitive agreement had been executed as of March 31, 2026. Accordingly, no amounts have been recognized in the condensed consolidated financial statements related to the proposed transaction.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance owed to Mr. Sklar under the amended note was $3,472,500 as of both dates. Interest expense related to notes held by Mr. Sklar was $84,921 and $59,312 for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance under the Bridge Loan was $4,362,500 and $4,500,000, respectively, and interest expense related to the loan was $137,500 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Related Party Lease

On May 1, 2024, the Company entered into an operating lease for office space with Ralks Corporation, a related-party lessor. The lease covers approximately 3,000 square feet located at 706 N. Citrus Ave., Los Angeles, California, with monthly base rent of $10,000 and annual increases of 5 percent. The Company recognized a right-of-use asset and corresponding lease liability of $587,914 upon lease commencement. Lease expense was $34,010 and $34,010 for the three months ended March 31, 2026 and 2025, respectively. See Note 12 – Leases for additional information.

Other Related Party Transactions

During the three months ended March 31, 2026 and 2025, the Company recognized revenue from related parties of $283,158 and $1,050,312, respectively. There were no accounts receivable or accrued accounts receivable from TSG or Temperance as of March 31, 2026 or December 31, 2025. All revenues associated with these balances were generated from related parties. Temperance is chaired by Ross Sklar.

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company recorded related party advances of $806,549 and $487,599, respectively, which are included in accrued liabilities and other current liabilities on the condensed consolidated balance sheet. Of the total, $318,950 and $100,000 was advanced by Ross Sklar to pay for certain expenses of the Company as of March 31, 2026 and December 31, 2025, respectively; the remaining advances were made by Temperance to suppliers on the Company’s behalf and are repayable on demand. No interest is charged on these advances and there are no formal repayment terms.

During the three months ended March 31, 2026 and 2025, the Company’s Winona segment purchased finished goods inventory of approximately $786,279 and $1,060,349, respectively, from TSG and Temperance, both related parties. As of March 31, 2026 and December 31, 2025, accounts payable owing to TSG, Temperance and other related parties were $1,568,687 and $1,238,693, respectively.

NOTE 10 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2025	38,341,664	$0.19	1.90	$21,000
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2026	38,341,664	$0.19	1.66	$4,800

Exercisable, March 31, 2026	38,204,164	$0.19	1.66	$4,800

Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(250,000)	0.90	-	-
Outstanding, March 31, 2025	38,850,000	$0.19	2.65	$16,000

Exercisable, March 31, 2025	32,220,803	$0.19	2.65	$16,000

The fair value of stock warrants granted and vested during the three months ended March 31, 2026 was zero and $9,692, respectively.

The fair value of stock warrants granted and vested during the three months ended March 31, 2025 was zero and $389,179, respectively.

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of March 31, 2025:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.19	37,841,664	1.66	$0.19	37,704,164
$0.20	100,000	1.59	$0.20	100,000
$0.01	400,000	1.80	$0.01	400,000
	38,341,664	1.66	$0.19	38,204,164

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $9,692 and $389,179 for the three months ended March 31, 2026 and 2025, respectively, and was included in compensation expense on the condensed consolidated statement of operations. As of March 31, 2026, there was $16,796 in future compensation cost related to non-vested stock warrants which will be recognized over the remaining vesting period of approximately 0.4 years.

The aggregate intrinsic value as of March 31, 2026 is $4,800 for total outstanding and exercisable warrants, which was based on our estimated fair value of the Class A common stock of $0.02, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 11- STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2025	5,540,000	$0.15	8.56	$-
Issued	-	-	-
Exercised	-	-	-	-
Cancelled	(10,000)	-	-	-
Expired	(50,000)	-	-	-
Outstanding, March 31, 2026	5,480,000	$0.15	8.32	$-

Exercisable, March 31, 2026	2,824,978	$0.16	7.95	$-

Outstanding, December 31, 2024	-	$-	-	$-
Issued	3,640,000	0.17	9.02	-
Exercised	-	-	-	-
Cancelled	(37,500)	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2025	3,602,500	$0.17	8.78	$-

Exercisable, March 31, 2025	1,541,448	$0.17	8.76	$-

The fair value of stock options granted and vested during the three months ended March 31, 2026 was zero and $39,390, respectively.

The fair value of stock options granted and vested during the three months ended March 31, 2025 was zero and $82,057, respectively.

The compensation expense attributed to the issuance of stock options is recognized as they are vested. Total compensation expense related to the stock options was $39,390 and $82,057 for the three months ended March 31, 2026 and 2025, respectively, and was included in compensation expense on the condensed consolidated statement of operations. As of March 31, 2026, there was $183,162 in future compensation cost related to non-vested stock options which will be recognized over the remaining vesting period of approximately 2.3 years.

The aggregate intrinsic value as of March 31, 2026 is zero for total outstanding and exercisable warrants, which was based on our estimated fair value of the Class A common stock of $0.02, had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – LEASES

The following tables present net related party lease costs and other supplemental lease information:

Three Months Ended
March 31, 2026
Lease cost
Operating lease cost (cost resulting from lease payments)	$34,010
Sublease income
Net lease cost	$34,010

Operating lease – operating cash flows (fixed payments)	$34,010
Operating lease – operating cash flows (liability reduction)	$18,516
Current leases – right of use assets	$438,434
Current liabilities – operating lease liabilities	$85,346
Non-current liabilities – operating lease liabilities	$378,328

Weighted-average remaining lease term (in years)	4.08
Weighted-average discount rate	10.91%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2026:

Fiscal Year	Operating Leases
2026	$98,700
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	580,730
Less: Imputed Interest	(117,056)
Present value of net future minimum lease payments	$463,674

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
Computer equipment	$104,747	$104,747
Tools and equipment	168,244	147,903
Furniture and equipment	18,861	39,202
CIP	-	154,850
Property and equipment, gross	291,852	446,702
Less: Accumulated depreciation	(280,763)	(279,054)
Property and equipment, net	$11,089	$167,648

Construction in Progress (“CIP”) represents costs incurred for ongoing projects that are not yet ready for their intended use. As of December 31, 2025, the balance of CIP was $154,850 and related to the implementation of a new enterprise resource planning (“ERP”) system. During the three months ended March 31, 2026, the Company completed the ERP implementation and placed the system into service. Accordingly, the full CIP balance was transferred to intangible assets. As of March 31, 2026, the Company had no Construction in Progress.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15,264,404	6,168,620	9,095,784
Customer relationships	4,871,000	2,450,969	2,420,031
ERP system	446,290	66,031	380,259
Intangible Assets	$20,581,694	$8,685,620	$11,896,074

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$15,264,404	$5,913,944	$9,350,460
Customer relationships	4,871,000	2,373,646	2,497,354
ERP System	291,440	43,716	247,724
Intangible Assets	$20,426,844	$8,331,306	$12,095,538

Amortization expense for the three months ended March 31, 2026 and 2025 was $354,314 and $704,508, respectively.

As of March 31, 2026, the remaining amortization schedule below reflects only finite-lived intangible assets. Indefinite-lived intangible assets, which are not subject to amortization under ASC 350, are presented as a reconciling item to reconcile to the total intangible assets, net.

Fiscal period:	March 31, 2026
Remainder of 2026	$1,062,943
2027	1,417,257
2028	1,417,257
2029	1,417,257
2030	1,216,922
Thereafter	4,859,034
Total remaining amortization (finite-lived)	11,390,670
Indefinite-lived intangible assets (non-amortizing)	505,404
Total intangible assets, net	$11,896,074

NOTE 15 – INVENTORY

Inventory by major class are as follows:

	March 31, 2026	December 31, 2025
Raw materials	$3,248,571	$3,579,740
Finished goods	1,607,152	926,482
Total inventory	$4,855,723	$4,506,222

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

Employees

STCB and its subsidiaries had 29 full-time employees as of March 31, 2026 and used independent contractors and consultants on an as needed basis.

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	March 31,	March 31,
	2026	2025	Change
Revenues, net	$8,979,270	$9,818,757	$(839,487)
Revenues, related parties, net	283,158	1,050,312	(767,154)
Cost of revenues	5,148,198	6,125,831	(977,633)
Gross profit	4,114,230	4,743,238	(629,008)
Operating expenses:
Compensation expense	1,678,748	1,736,188	(57,440)
Professional fees	583,879	780,224	(196,345)
Marketing, general and administrative	2,427,821	3,384,418	(956,597)
Fair value share adjustment	-	(3,692,529)	3,692,529
Total operating expense	4,690,448	2,208,301	2,482,147
Income (loss) from operations	(576,218)	2,534,937	(3,111,155)
Other expense:
Interest expense	237,985	236,636	1,349
Other expense	15,517	322,196	(306,679)
Total other expense	253,502	558,832	(305,330)
Income (loss) before provision for income taxes	(829,720)	1,976,105	(2,805,825)
Provision for income taxes	-	-	-
Net income (loss)	(829,720)	1,976,105	(2,805,825)
Net income attributable to non-controlling interest	(31,755)	97,249	(129,004)
Net income (loss) attributable to Starco Brands	$(797,965)	$1,878,856	$(2,676,821)

Revenues

For the three months ended March 31, 2026, we recorded revenues of $8,979,270 compared to $9,818,757 for the three months ended March 31, 2025 for a decrease of $839,487 or 9%. The decrease in the current period was primarily due to decreases in sales of Soylent stemming from an inability to receive product from our primary supplier, partially offset by increases in sales of Skylar.

Revenues, related parties

For the three months ended March 31, 2026, we recorded related party revenues of $283,158 compared to $1,050,312 for the three months ended March 31, 2025 for a decrease of $767,154 or 73%. This decline was due to declines in sales of Whipshots due to continued softening in the spirits market.

Segment Revenue Results

The following discussion provides additional detail on segment-level revenue performance for the three months ended March 31, 2026 and 2025.

Soylent. Soylent revenues were $4,386,006 for the three months ended March 31, 2026, compared to $7,254,599 for the three months ended March 31, 2025, a decrease of $2,868,593 or 40%. The decline was primarily attributable to supply constraints stemming from an inability to receive product from our primary supplier, which limited our ability to fulfill customer demand during the quarter.

Skylar. Skylar revenues were $3,672,501 for the three months ended March 31, 2026, compared to $1,413,933 for the three months ended March 31, 2025, an increase of $2,258,568 or 160%. The increase was primarily due to a new product launch and increased unit sales from our monthly Scent Club subscription program.

Whipshots. Whipshots related-party revenues were $283,158 for the three months ended March 31, 2026, compared to $1,050,312 for the three months ended March 31, 2025, a decrease of $767,154 or 73%. The decrease reflects continued softening in the broader spirits and ready-to-drink category, which has reduced volumes under our licensing arrangement with Temperance.

Winona. Winona revenues were $865,933 for the three months ended March 31, 2026, compared to $964,571 for the three months ended March 31, 2025, a decrease of $98,638 or 10%.

AOS. AOS revenues were $54,830 for the three months ended March 31, 2026, compared to $185,654 for the three months ended March 31, 2025, a decrease of $130,824 or 70%.

Operating Expenses

For the three months ended March 31, 2026, our compensation expense amounted to $1,678,748, reflecting a decrease of $57,440 or 3%, compared to $1,736,188 for the three months ended March 31, 2025. This decline is primarily attributable to reductions in stock-based compensation expense and overall headcount compared to the prior-year period.

For the three months ended March 31, 2026, our professional fees totaled $583,879, representing a decrease of $196,345 or 25%, compared to $780,224 in the prior period. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease is primarily due to a decrease in legal fees and accounting/audit fees in the current year period.

For the three months ended March 31, 2026, our marketing, general and administrative expenses were $2,427,821, reflecting a decrease of $956,597 or 28%, compared to $3,384,418 for the three months ended March 31, 2025. The decrease primarily reflects lower amortization expense of approximately $370,000 following the write-offs of intangible assets at our Soylent subsidiary at December 31, 2025, reduced broker commissions of approximately $200,000 at Soylent, and a $400,000 reduction in marketing and advertising spend at the STCB segment as part of a broader cost-saving initiative.

For the three months ended March 31, 2026, there was no fair value share adjustment gain, as the final settlement of the liability occurred in May 2025. For the three months ended March 31, 2025, the Company incurred a change in fair value share adjustment gain of $3,692,529 due to a decrease in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares.

Other Expense

For the three months ended March 31, 2026, we had total other expense of $253,502 compared to total other expense of $558,832 for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company had interest expense of $237,985 compared to interest expense of $236,636 during the same period in 2025; the Company also had other expense of $15,517 for the three months ended March 31, 2026 as compared to other expense of $322,196 during the same period in 2025.

Net (Loss) Income

For the three months ended March 31, 2026, we reported a net loss of $829,720, compared to net income of $1,976,105 for the same period in 2025. The year-over-year change was primarily driven by the $3,692,529 gain recognized in the prior-year period related to the change in fair value of our share adjustment, which did not recur in 2026, partially offset by improved performance in our Skylar segment.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we had an accumulated deficit of $103,145,543 as of March 31, 2026. Net cash used in financing activities for the three months ended March 31, 2026 was $113,158, all of which related to payments on our notes payable. During the same period in 2025, we used $293,307 in cash from financing activities primarily due to $268,397 of net payments toward the revolving loan and $24,910 in payments on notes payable.

We used $707,412 of net cash in operating activities for the three months ended March 31, 2026. Operating cash outflows were primarily driven by our net loss of $829,720 and higher working capital usage, including increases in accounts receivable of $622,316 and inventory of $349,501, resulting from purchase timing and higher inventory levels maintained during the period. During the same period in 2025, our net cash provided by operating activities was $839,143 and was driven by net income of $1,976,105 and a decrease in accounts receivable of $3,099,686.

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

As of March 31, 2026, the outstanding principal balance owed to Mr. Sklar under the amended note was $3,472,500. Interest expense related to notes held by Mr. Sklar was $84,921 and $59,312 for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the outstanding principal balance under the Bridge Loan was $4,500,000, and interest expense related to the loan was $137,500 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Going Concern

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date the financial statements are issued. The principal conditions giving rise to substantial doubt include our history of recurring net losses and continued working capital deficiencies. As of March 31, 2026, we had an accumulated deficit of $103,145,543, including a net loss of $829,720 for the three months then ended, and a working capital deficit of approximately $1.6 million.

Management has evaluated the factors contributing to these conditions. Our historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of March 31, 2026, our total debt was $7,972,500, consisting of $3,472,500 of notes payable to our CEO, Ross Sklar and $4,500,000 outstanding under a new bridge loan. Mr. Sklar holds a significant minority ownership interest, and historically, certain notes payable to him have been extended or refinanced; however, there can be no assurance that such extensions or refinancings will continue in the future.

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

Despite these plans, the conditions described above continue to raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Working Capital Surplus Deficit

	March 31,	December 31,
	2026	2025
Current assets	$12,289,223	$11,899,737
Current liabilities	(13,896,951)	(13,285,278)
Working capital deficiency	$(1,607,728)	$(1,385,541)

The increase in current assets is primarily due to increases in accounts receivable and prepaid assets of $622,316 and $349,501, respectively, offset by a decrease in cash of $820,570. The increase in current liabilities is primarily the result of an increase in other payables and accrued liabilities of $577,897.

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(707,412)	$839,143
Net cash used in investing activities	-	(128,350)
Net cash used in financing activities	(113,158)	(293,307)
(Decrease) increase in cash	$(820,570)	$417,486

Operating Activities

Net cash used in operating activities was $707,412 for the three months ended March 31, 2026, compared to net cash provided of $839,143 in the prior-year period. The shift to net cash outflows was primarily driven by the absence of the $3.7 million non-cash gain recognized in the first quarter of 2025 related to the stock payable share adjustment, which significantly increased operating cash flows in the prior year.

Excluding that non-recurring item, operating cash flows for the 2026 period were further impacted by:

●	Higher working capital usage, including increases in accounts receivable of $622,316 and inventory of $349,501, resulting from purchase timing and higher inventory levels maintained during the period;
●	Higher prepaid expenses and other assets, which increased by $238,239;
●	Lower non-cash amortization expense, which decreased by approximately $350,000 year over year due to the full amortization of certain intangible assets in 2025; and
●	Increases in accrued liabilities and related-party payables, which partially offset the above outflows.

Overall, the combination of higher working capital outflows, lower non-cash adjustments, and the absence of the prior-year fair value gain resulted in net cash used in operating activities for the 2026 period.

Investing Activities

There were no investing activities during the three months ended March 31, 2026.

Net cash used in investing activities was $128,350 for the three months ended March 31, 2025, primarily reflecting capital expenditures for property and equipment and additions to intangible assets.

Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $113,158, which includes payments of $113,158 on notes payable.

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

No impairment losses related to goodwill were recognized for the three months ended March 31, 2026 and 2025.

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

There were no impairment losses related to long-lived assets for the three months ended March 31, 2026 and 2025.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured and stated at average cost as of March 31, 2026. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required.

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

The carrying amount of our consolidated financial assets and liabilities, such as cash, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2026 and December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on April 14, 2026.

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
May 20, 2026

