Form 10-Q
period 2026-06-30
Starco Brands, Inc.
filed 2026-08-14
CIK 1539850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 13, 2026, there were 784,192,033 shares of the registrant’s Class A common stock and zero shares of the registrant’s Class B common stock outstanding.

STARCO BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$901,130	$1,818,406
Accounts receivable, net of allowance for credit losses of $19,883 and $223,867, respectively	2,458,933	2,988,724
Prepaid expenses and other assets	2,654,106	2,586,385
Inventory	4,920,507	4,506,222
Total Current Assets	10,934,676	11,899,737

Property and equipment, net	9,537	167,648
Operating lease right-of-use asset	416,894	459,459
Intangibles, net	11,541,759	12,095,538
Goodwill	11,234,312	11,234,312

Total Assets	$34,137,178	$35,856,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,199,580	$6,983,870
Accounts payable, related parties	1,384,909	1,238,693
Other payables and accrued liabilities	4,624,856	4,380,445
Other payables and accrued liabilities, related parties	806,549	487,599
Notes payable - current	334,425	113,158
Lease liability, current portion	89,337	81,513
Total Current Liabilities	13,439,656	13,285,278

Notes payable - related parties, noncurrent	7,972,500	7,972,500
Lease liability, net of current portion	354,257	400,677
Total Liabilities	$21,766,413	$21,658,455

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value; 40,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Class A common stock, $.001 par value; 1,700,000,000 shares authorized; 784,192,033 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$784,193	$784,193
Class B common stock, $.001 par value; 300,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	107,473,118	107,009,238
Treasury stock at cost	(328,500)	(328,500)
Accumulated deficit	(104,579,639)	(102,347,578)
Total Starco Brands’ Stockholders’ Equity	3,349,172	5,117,353

Non-controlling interest	9,021,593	9,080,886
Total Stockholders’ Equity	12,370,765	14,198,239

Total Liabilities and Stockholders’ Equity	$34,137,178	$35,856,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$7,836,040	$10,586,121	$16,815,309	$20,404,878

Revenue, related parties	229,752	421,379	512,911	1,471,691

Cost of revenues	4,587,602	6,595,220	9,735,800	12,721,051

Gross profit	$3,478,190	$4,412,280	$7,592,420	$9,155,518

Operating Expenses:
Compensation expense	$1,900,689	$1,661,971	$3,579,437	$3,398,159
Professional fees	686,079	911,927	1,269,958	1,692,151
Marketing, general and administrative	2,153,923	3,193,889	4,581,744	6,578,307
Fair value share adjustment gain	-	-	-	(3,692,529)
Total operating expenses	4,740,691	5,767,787	9,431,139	7,976,088

(Loss) income from operations	(1,262,501)	(1,355,507)	(1,838,719)	1,179,430

Other Expense:
Interest expense	193,048	257,538	431,033	494,174
Other expense	6,085	237,156	21,602	559,352
Total other expense, net	199,133	494,694	452,635	1,053,526

(Loss) income before provision for income taxes	$(1,461,634)	$(1,850,201)	$(2,291,354)	$125,904
Provision for income taxes	-	-	-	-

Net (loss) income	$(1,461,634)	$(1,850,201)	$(2,291,354)	$125,904
Net loss (income) attributable to non-controlling interest	(27,538)	(184)	(59,293)	$97,065

Net (loss) income attributable to Starco Brands	$(1,434,096)	$(1,850,017)	$(2,232,061)	$28,839

Net (loss) income per share, basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Net (loss) income per share, diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Shares Outstanding - Basic	784,192,033	716,563,295	784,192,033	682,188,467
Weighted Average Shares Outstanding - Diluted	784,192,033	716,563,295	784,192,033	791,920,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Equity

Balance at December 31, 2024	647,431,696	$647,432	-	$-	$99,499,510	$(328,500)	$(81,420,357)	$8,826,723	$27,224,808

Stock-based compensation	-	-	-	-	471,236	-	-	-	471,236

Net income	-	-	-	-	-	-	1,878,856	97,249	1,976,105

Balance at March 31, 2025	647,431,696	$647,432	$-	$-	$99,970,746	$(328,500)	$(79,541,501)	$8,923,972	$29,672,149

Soylent Share Adjustment	136,760,337	136,761	-	-	5,470,413	-	-	-	5,607,174

Stock-based compensation	-	-	-	-	429,930	-	-	-	429,930

Net income	-	-	-	-	-	-	(1,850,017)	(184)	(1,850,201)

Balance at June 30, 2025	784,192,033	$784,193	$-	$-	$105,871,089	$(328,500)	$(81,391,518)	$8,923,788	$33,859,052

Balance at December 31, 2025	784,192,033	$784,193	$-	$-	$107,009,238	$(328,500)	$(102,347,578)	$9,080,886	$14,198,239

Stock-based compensation	-	-	-	-	252,834	-	-	-	$252,834

Net loss	-	-	-	-	-	-	$(797,965)	$(31,755)	$(829,720)

Balance at March 31, 2026	784,192,033	$784,193	$-	$-	$107,262,072	$(328,500)	$(103,145,543)	$9,049,131	$13,621,353

Stock-based compensation	-	-	-	-	211,046	-	-	-	$211,046

Net loss	-	-	-	-	-	-	$(1,434,096)	$(27,538)	$(1,461,634)

Balance at June 30, 2026	784,192,033	$784,193	$-	$-	$107,473,118	$(328,500)	$(104,579,639)	$9,021,593	$12,370,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities:
Net (loss) income	$(2,291,354)	$125,904
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	463,880	901,166
Depreciation	3,262	3,893
Amortization of intangible assets	708,628	1,423,588
Amortization of debt discount	-	94,102
Gain on stock payable share adjustment	-	(3,692,529)
Changes in operating assets and liabilities:
Accounts receivable	529,791	70,710
Accounts receivable, related parties	-	2,250,379
Prepaid expenses and other assets	302,748	(1,601,476)
Inventory	(414,285)	(160,717)
Operating lease right of use asset	42,565	38,741
Accounts payable	(784,290)	(351,434)
Accounts payable, related parties	146,216	(765,625)
Other payables and accrued liabilities	244,411	447,532
Other payables and accrued liabilities, related parties	318,950	387,599
Operating lease liability	(38,596)	(31,722)
Net Cash Used In Operating Activities	(768,074)	(859,889)

Cash Flows From Investing Activities:
Purchases of intangibles	-	(18,000)
Purchases of property & equipment	-	(112,951)
Net Cash Used In Investing Activities	-	(130,951)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	417,408
Payments to notes payable	(149,202)	(86,540)
Proceeds from Revolving loan	-	19,929,536
Payments to Revolving loan	-	(19,567,342)
Net Cash (Used In)/Provided By Financing Activities	(149,202)	693,062

Net Decrease In Cash	(917,276)	(297,778)

Cash - Beginning of Period	1,818,406	1,207,406

Cash - End of Period	$901,130	$909,628

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$411,947	$400,067
Income taxes	$-	$-

Noncash operating, investing and financing activities:
Settlement of Soylent share adjustment	$-	$5,607,174
Reclassification/capitalization of ERP system from PP&E to Intangibles	$154,850	$291,440
Insurance premium financed	$370,469	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARCO BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Starco Brands, Inc. (“STCB”, “Company”, “we”, “us” or “our,”) was incorporated in the State of Nevada on January 26, 2010, under the name Insynergy, Inc. On September 7, 2017, STCB filed an Amendment to the Articles of Incorporation to change the corporate name to Starco Brands, Inc. The Board of Directors (“Board”) determined the change of STCB’s name was in the best interests of the Company due to changes in its current and anticipated business operations.

On July 2, 2026, the Company formed Starco Manufacturing, LLC, a Nevada limited liability company (“Manufacturing Holdco”), and on July 6, 2026, the Company formed Starco Brands, LLC, a Nevada limited liability company (“Brands Holdco” and together with Manufacturing Holdco, the “Holdcos”). On July 6, 2026, the Company contributed 100% of the equity interests of The AOS Group, Inc., a Delaware corporation (“AOS”), Soylent Nutrition, Inc., a Delaware corporation (“Soylent”), Skylar Body, LLC, a Delaware limited liability company (“Skylar”) and Whipshots Holdings, LLC, a Delaware limited liability company (“Whipshots Holdings”) held by the Company down to Brands Holdco in exchange for 100% of the equity interests of Brands Holdco (the “Contribution” and together with the formation of the Holdcos, the “Reorganization”). The Reorganization established a holding-company structure beneath the Company.

Acquisition History

Whipshots and Whipshots Holdings

During the third quarter of 2021, STCB formed two subsidiaries, Whipshots, LLC, a Wyoming limited liability company (“Whipshots LLC”) and Whipshots Holdings, initially as Whipshots, LLC, a Delaware limited liability company. Whipshots LLC was a wholly-owned subsidiary of STCB at formation which was subsequently contributed to Whipshots Holdings. Whipshots Holdings was a majority-owned subsidiary of STCB in which STCB owned 85% of the vested voting interests, with vested interests not owned by STCB accounting for the additional 15% of the equity which has been issued. Following the Contribution, Brands Holdco owns 85% of the vested voting interests of Whipshots Holdings.

AOS

On September 12, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub Inc. (“Merger Sub”), completed its acquisition (the “AOS Acquisition”) of AOS. The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. Following the Contribution, AOS is a wholly-owned subsidiary of Brands Holdco.

Skylar

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II. Inc. (“First Merger Sub”) completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc. (“Skylar Inc.”). The Skylar Acquisition consisted of First Merger Sub merging with and into Skylar Inc. (“First Merger”) with Skylar Inc. being the surviving corporation, and immediately following the First Merger, and as part of the same overall transaction as the First Merger, Skylar Inc. merged with and into Second Merger Sub (the “Second Merger”) with the Second Merger Sub being the surviving entity Skylar. Following the Contribution, Skylar is a wholly-owned subsidiary of Brands Holdco.

Soylent

On February 15, 2023, the STCB, through its wholly-owned subsidiary Starco Merger Sub I, Inc. (“Starco Merger Sub I”), completed its acquisition (the “Soylent Acquisition”) of Soylent. The Soylent Acquisition consisted of Starco Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Following the Contribution, Soylent is a wholly-owned subsidiary of Brands Holdco.

Custom Foods

On July 15, 2026, Manufacturing Holdco, through a Membership Interest Purchase Agreement, completed its acquisition (the “Custom Foods Acquisition”) of Custom Foods, LLC, a Delaware limited liability company, doing business as Custom Bakehouse (“Custom Foods” or “Custom Bakehouse”). The Custom Foods Acquisition consisted of STCB acquiring all of the outstanding securities of Custom Foods for cash consideration. Custom Foods is a wholly-owned subsidiary of Manufacturing Holdco. Custom Foods has two wholly-owned subsidiaries, International Commissary Corporation, a California Corporation, and SFB AcqCo, LLC, a Delaware limited liability company.

Organizational and Operational History

In July 2017, STCB entered into a licensing agreement with TSG, a related party entity, located in Los Angeles, California. The Company pivoted to commercializing novel consumer products manufactured by TSG. TSG is a private label and branded aerosol and liquid fill manufacturer with manufacturing assets in the following verticals: DIY/Hardware, paints, coatings and adhesives, household, hair care, disinfectants, automotive, motorcycle, arts & crafts, personal care cosmetics, personal care FDA, sun care, food, cooking oils, beverages, and spirits and wine.

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

NOTE 2 – GOING CONCERN

The Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The principal conditions giving rise to substantial doubt include the Company’s history of recurring net losses and continued working capital deficiencies. As of June 30, 2026, the Company reported an accumulated deficit of $104,579,639, net losses of $1,461,634 and $2,291,354 for the three and six months ended June 30, 2026, respectively, and a working capital deficit of approximately $2.5 million.

Management has evaluated the conditions that contributed to substantial doubt. The historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of June 30, 2026, total debt was approximately $8.3 million, which includes $3,472,500 in a note payable to Ross Sklar (“Sklar”), a significant minority shareholder, member of the Board and CEO of the Company. Of this amount, $1.0 million was funded in July and August 2025 in response to requests from the Company’s prior lender. Mr. Sklar’s ownership interest and operational role provide an incentive for him to be supportive of the Company regarding repayment of this note, consistent with prior periods.

On December 22, 2025, the Company entered into a Bridge Term Loan Promissory Note with The Starco Group, Inc. (“TSGI”), an entity wholly owned by Sklar, providing for up to $5,000,000 in borrowing capacity, including an initial disbursement of $4,500,000 (the “Bridge Loan”). The proceeds were used to repay the Company’s then current revolving loan facility in full and to provide additional working capital. The Bridge Loan bears interest at a variable rate based on the Wall Street Journal Prime Rate plus an applicable margin, requires monthly interest payments which began on January 1, 2026, and provides for scheduled principal amortization beginning January 1, 2027. The Bridge Loan includes customary covenants and events of default and may be prepaid without penalty.

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

On July 15, 2026, subsequent to the balance sheet date, the Company and each of its subsidiaries (including the newly acquired Custom Foods and its subsidiaries) entered into a secured credit facility with Pasadena Private Lending Inc. providing for term, accordion and revolving borrowings of up to $18.0 million, a portion of which was used to fund the acquisition of Custom Foods and to support working capital needs (see Note 16 – Subsequent Events). This financing is primarily acquisition-related, is guaranteed and cross-collateralized, and contains financial covenants; accordingly, it does not eliminate the substantial doubt described above.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements of Starco Brands, Inc. include the accounts of STCB, our indirectly wholly-owned subsidiaries AOS, Skylar, Soylent, and our indirectly 85% owned subsidiary Whipshots Holdings and its wholly-owned subsidiary Whipshots LLC, which are comprised of voting interest entities in which we have a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. The condensed consolidated financial statements of Starco Brands, Inc. do not include the accounts of Brands Holdco, Manufacturing Holdco, Custom Foods or its wholly-owned subsidiaries, all of which were formed or acquired subsequent to June 30, 2026. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Our condensed consolidated subsidiaries at June 30, 2026 include: AOS, Skylar, Soylent, Whipshots Holdings and its wholly owned subsidiary Whipshots LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity-based transactions, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and the recognition of costs and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates, and such differences could affect future results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 or December 31, 2025.

Accounts Receivable

Accounts receivable are stated at net realizable value, which includes an allowance for credit losses representing the amount expected to be uncollectible. The allowance for credit losses is estimated based on relevant available information, including historical loss experience, the aging of receivables, customer-specific information, and current and expected economic conditions. The allowance is evaluated quarterly. As of June 30, 2026 and December 31, 2025, accounts receivable, net were approximately $2,458,933 and $2,988,724, respectively. As of those dates, the allowance for credit losses was $19,883 and $223,867, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short-term nature of these instruments. The Company’s notes payable approximate fair value based on management’s best estimate of the interest rates that would be available to the Company for similar financial arrangements as of June 30, 2026.

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

Licensing Revenue (Whipshots)

Whipshots, an indirect 85%-owned subsidiary, earns revenue from royalty-based licensing agreements with Temperance Distilling Company (“Temperance”), a related entity. Under these agreements, the Company licenses the right for Temperance to manufacture and sell vodka-infused whipped cream products. Royalty revenue varies based on contractual royalty rates and underlying product sales. Revenue is recognized when Temperance sells licensed products to third-party customers, as this is when the Company’s performance obligation is satisfied and the amount of consideration is determinable.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing net income (loss) attributable to Starco Brands, Inc. by the weighted average number of shares of common stock outstanding during the period. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock payable, options and warrants is calculated using the treasury stock method. Any outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

For each period in which the Company reported a net loss, the effect of common stock equivalents was anti-dilutive and such equivalents have been excluded from the computation of diluted net loss per share, resulting in basic and diluted net loss per share being equal. For the six months ended June 30, 2025, the Company reported net income attributable to Starco Brands, and dilutive common stock equivalents were therefore included in the computation of diluted net income per share.

The following table summarizes the securities that were excluded from the diluted per-share computation for the periods presented because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2026	2025
Warrants	38,341,664	38,825,000
Stock options	4,618,750	3,602,500
Acquisition Stock Consideration Payable	-	-
Total	42,960,414	42,427,500

	Six Months Ended June 30,
	2026	2025
Warrants	38,341,664	-	[1]
Stock options	4,618,750	-	[1]
Acquisition Stock Consideration Payable	-	-	[1]
Total	42,960,414	-	[1]

[1]	For the six months ended June 30, 2025, the Company reported net income and its common stock equivalents were dilutive; accordingly, no securities were excluded as anti-dilutive for that period. The effect of those dilutive securities on the weighted average number of diluted shares is presented in the reconciliation below.

Because the effect of the Company’s common stock equivalents was dilutive for the six months ended June 30, 2025, the following table reconciles the weighted average shares used to compute basic and diluted net income per share for that period:

Six Months Ended
June 30, 2025
(in shares)
Weighted average shares outstanding – basic	682,188,467
Effect of dilutive warrants	38,863,674
Effect of dilutive stock options	3,621,146
Effect of dilutive acquisition stock consideration payable	67,246,796
Weighted average shares outstanding – diluted	791,920,083

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

The Company evaluates its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Indicators of impairment include, among other factors, current-period operating or cash flow losses combined with a history of such losses, forecasts demonstrating continuing losses or insufficient income, significant changes in the manner in which an asset is used, or adverse industry or economic trends. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from its use. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value, determined using the best information available and consistent with ASC 820, Fair Value Measurements. During the six months ended June 30, 2026 and 2025, the Company did not record asset impairment charges related to its intangible assets.

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

Minimum contractual royalty-based obligations outstanding as of June 30, 2026 are approximately $20,000 for each of the years ending December 31, 2026, 2027, and 2028.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured and stated at average cost as of June 30, 2026. The carrying value of inventory is reduced for excess or obsolete items. The Company monitors inventory levels and usage to identify indicators of obsolescence and adjusts inventory values when necessary. The Company did not record any inventory impairment losses for the six months ended June 30, 2026 or 2025.

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

No impairment losses related to goodwill were recognized for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, goodwill was $11,234,312 and $11,234,312, respectively.

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available and that are evaluated regularly by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company’s Chief Executive Officer (“CEO”) serves as the CODM. The CEO reviews the Company’s operations and manages the business through five reportable operating segments: (i) AOS, (ii) Skylar, (iii) Soylent, (iv) Whipshots, and (v) Winona. Parent-level corporate activities are presented as “Corporate” and reconcile reportable segment results to consolidated results. The CODM evaluates segment performance and allocates resources based primarily on revenues, revenues from related parties, gross profit and income (loss) from operations.

Effective January 1, 2026, the Company discontinued the elective aggregation of operating segments previously combined within the Starco Brands reportable segment because the operating margins of those operating segments are no longer expected to converge over time as previously anticipated, increasing the Company’s reportable segments from three to the five segments described above, with parent-level corporate activities presented separately as Corporate. Segment information for the three and six months ended June 30, 2025 has been recast to conform to the current-period presentation. See Note 4 – Segments for additional information regarding the change and related disclosures.

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

As a result, the Company now presents five reportable operating segments: AOS, Skylar, Soylent, Whipshots, and Winona. Parent-level corporate activities are presented as “Corporate” and reconcile reportable segment results to consolidated results. Previously, the Company reported three reportable segments: Starco Brands (which included the activities of the parent platform, AOS, Whipshots, and Winona), Skylar, and Soylent. Segment information for the three and six months ended June 30, 2025 has been recast to conform to the current-period segment presentation.

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

Winona. The Winona segment generates revenue through the sale of popcorn spray and sauce spray products under the Winona Pure® brand. Winona operates as a division of STCB, which is the marketer of record under a licensing arrangement with the brand owner. The Company is the principal in arrangements with end customers. Winona products are sold through retail partners including Walmart, H-E-B, Meijer, and Food Lion, and on Amazon through the Company’s strategic partner Pattern (formerly iServe), which is a stockholder of the Company.

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

The following tables present gross profit (loss) and significant expenses by reportable segment. Corporate is presented as a reconciling column and is not a reportable segment:

	For the Three Months Ended June 30, 2026
	AOS	Skylar	Soylent	Whipshots	Winona	Corporate	Total
Revenues, net	$(75)	$3,485,170	$2,989,196	$-	$1,361,749	$-	$7,836,040
Revenues, related parties, net	-	-	-	229,752	-	-	229,752
Cost of revenues	24,316	1,063,017	2,405,236	-	1,095,033	-	4,587,602
Gross profit (loss)	(24,391)	2,422,153	583,960	229,752	266,716	-	3,478,190

Compensation expense	36,534	576,074	241,555	328,817	217,162	500,547	1,900,689
Professional fees	1,905	13,585	72,041	36,372	26,118	536,058	686,079
Marketing, general and administrative	10,989	1,073,530	585,763	42,754	117,464	323,423	2,153,923
Total operating expenses	49,428	1,663,189	899,359	407,943	360,744	1,360,028	4,740,691

Income (loss) from operations	$(73,819)	$758,963	$(315,399)	$(178,191)	$(94,028)	$(1,360,028)	$(1,262,501)

	For the Three Months Ended June 30, 2025 (Recast)
	AOS	Skylar	Soylent	Whipshots	Winona	Corporate	Total
Revenues, net	$359,883	$2,445,134	$6,754,481	$-	$1,026,623	$-	$10,586,121
Revenues, related parties, net	-	-	-	421,379	-	-	421,379
Cost of revenues	152,153	1,307,609	4,387,889	-	747,569	-	6,595,220
Gross profit (loss)	207,730	1,137,525	2,366,592	421,379	279,054	-	4,412,280

Compensation expense	17,779	216,221	571,346	127,661	125,277	603,687	1,661,971
Professional fees	18,688	62,591	166,398	52,714	-	611,536	911,927
Marketing, general and administrative	86,594	772,298	1,465,071	369,855	121,386	378,685	3,193,889
Total operating expenses	123,061	1,051,110	2,202,815	550,230	246,663	1,593,908	5,767,787

Income (loss) from operations	$84,669	$86,415	$163,777	$(128,851)	$32,391	$(1,593,908)	$(1,355,507)

	For the Six Months Ended June 30, 2026
	AOS	Skylar	Soylent	Whipshots	Winona	Corporate	Total
Revenues, net	$54,755	$7,157,670	$7,375,202	$-	$2,227,682	$-	$16,815,309
Revenues, related parties, net	-	-	-	512,911	-	-	512,911
Cost of revenues	81,872	2,232,778	5,547,558	-	1,873,592	-	9,735,800
Gross profit (loss)	(27,117)	4,924,892	1,827,644	512,911	354,090	-	7,592,420

Compensation expense	73,342	1,119,017	465,564	538,045	508,089	875,380	3,579,437
Professional fees	(442)	25,724	221,818	71,456	26,118	925,284	1,269,958
Marketing, general and administrative	70,907	2,152,243	1,353,953	287,072	142,084	575,485	4,581,744
Total operating expenses	143,807	3,296,984	2,041,335	896,573	676,291	2,376,149	9,431,139

Income (loss) from operations	$(170,924)	$1,627,908	$(213,691)	$(383,662)	$(322,201)	$(2,376,149)	$(1,838,719)

	For the Six Months Ended June 30, 2025 (Recast)
	AOS	Skylar	Soylent	Whipshots	Winona	Corporate	Total
Revenues, net	$545,537	$3,859,067	$14,009,080	$-	$1,991,194	$-	$20,404,878
Revenues, related parties, net	-	-	-	1,471,691	-	-	1,471,691
Cost of revenues	289,340	1,866,591	8,843,373	-	1,721,747	-	12,721,051
Gross profit (loss)	256,197	1,992,476	5,165,707	1,471,691	269,447	-	9,155,518

Compensation expense	33,909	436,620	1,212,650	220,408	254,317	1,240,255	3,398,159
Professional fees	43,975	116,823	280,521	161,675	-	1,089,157	1,692,151
Marketing, general and administrative	195,311	1,631,787	3,081,587	680,418	150,233	838,971	6,578,307
Fair value share adjustment gain	-	-	(3,692,529)	-	-	-	(3,692,529)
Total operating expenses	273,195	2,185,230	882,229	1,062,501	404,550	3,168,383	7,976,088

Income (loss) from operations	$(16,998)	$(192,754)	$4,283,478	$409,190	$(135,103)	$(3,168,383)	$1,179,430

Geographic Information. The Company’s external customer revenues and long-lived assets are substantially all attributable to operations and locations within the United States for the three and six months ended June 30, 2026 and 2025.

Major Customers. For the three months ended June 30, 2026, the Company had two customers that each represented 10% or more of consolidated revenues: Customer A at approximately 12%, contributing approximately $1,001,000 of revenue reported within the Soylent and AOS segments, and Customer C at approximately 15%, contributing approximately $1,201,000 of revenue reported within the Skylar segment. For the six months ended June 30, 2026, the Company had two customers that each represented 10% or more of consolidated revenues: Customer A at approximately 21%, contributing approximately $3,724,000 of revenue reported within the Soylent and AOS segments, and Customer C at approximately 16%, contributing approximately $2,846,000 of revenue reported within the Skylar segment.

For the three months ended June 30, 2025, the Company had one customer that represented 10% or more of consolidated revenues: Customer A at approximately 29%, contributing approximately $3,142,000 of revenue reported within the Soylent segment. For the six months ended June 30, 2025, the Company also had two customers that each represented 10% or more of consolidated revenues: Customer A at approximately 30%, contributing approximately $6,626,000 of revenue reported within the Soylent segment, and Customer B at approximately 10%, contributing approximately $2,216,000 of revenue reported within the Winona and Soylent segments.

Products and Services. The Company’s reportable segments are organized by brand, and each segment represents a discrete product line. Accordingly, the segment revenue information presented above also reflects the disaggregation of revenues by product group, and no separate product-level revenue disclosure is required.

NOTE 5 – ACQUISITIONS

The Company did not complete any acquisitions during the six months ended June 30, 2026, and there were no changes to the purchase price allocations or fair value measurements previously reported. The Company’s acquisitions completed in prior periods, along with the related purchase price allocations and fair value measurements, are described in the Company’s Form 10-K for the years ended December 31, 2025 and 2024. Subsequent to June 30, 2026, on July 15, 2026, the Company completed the Custom Foods Acquisition Manufacturing Holdco.

NOTE 6 – NOTES PAYABLE

Insurance Loans

The Company has several financing loans for general liability, directors’ and officers’ insurance and other insurance liabilities, which bear interest at varying percentages and require monthly payments. As of June 30, 2026 and December 31, 2025, the remaining balances of these loans were $334,425 and $113,158, respectively. These insurance loans incurred interest expense of approximately $2,253 and $3,718 for the three months ended June 30, 2026 and 2025, respectively, and approximately $18,900 and $4,685 for the six months ended June 30, 2026 and 2025, respectively.

Gibraltar Loan and Security Agreement – Revolving Loan

As of June 30, 2026, the Company did not have any outstanding borrowings under the Loan and Security Agreement with Gibraltar Business Capital, LLC (the “Gibraltar Loan”). The Company fully repaid all obligations under the Gibraltar Loan in December 2025, and the agreement, including the related forbearance arrangements, was terminated at that time. There was no activity related to the Gibraltar Loan during the six months ended June 30, 2026.

Notes Payable – Related Parties

The Company’s notes payable as of June 30, 2026 consisted of (i) the Consolidated Secured Promissory Note issued to Ross Sklar on August 11, 2023, as amended by Amendment Number One dated May 31, 2024, and as further amended by Amendment Number Two, dated August 13, 2025 (collectively, the “Consolidated Secured Note”) and (ii) the Bridge Term Loan Promissory Note entered into with The Starco Group, Inc. on December 22, 2025 (the “Bridge Loan”). Both of these financing arrangements are with related parties and are described in Note 9 - Related Party Transactions. There were no amendments, additional borrowings, or repayments under these related-party notes during the six months ended June 30, 2026, other than the accrual and payment of interest in accordance with their terms.

CEO Notes

See Note 9 for loans to STCB from the Company’s CEO.

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$107,990	$7,371
Accrued royalties	1,650,000	1,650,000
Deferred revenue	532,192	683,782
Trade payable	991,766	914,085
Goods received pending invoice	610,765	612,854
Other accrued expenses	732,143	512,353
Total	$4,624,856	$4,380,445

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

NOTE 8 – COMMITMENTS & CONTINGENCIES

The Company is not currently involved in any legal proceedings that, in management’s opinion, would have a material adverse effect on its financial position, results of operations, or cash flows. The Company regularly evaluates contingencies to determine the probability and estimability of potential losses in accordance with ASC 450, Contingencies. As of June 30, 2026 and December 31, 2025, the Company had no accruals recorded for loss contingencies, as it was not a defendant in any claims or legal actions which met the criteria for accrual.

Whipshots Agreements

In 2021, Whipshots LLC entered into an Intellectual Property Purchase Agreement with Penguins Fly, LLC, under which it acquired trademarks, domains, social media handles, and other assets related to Whipshots® and Whipshotz®. The purchase price is based on a sliding-scale percentage of gross revenue from Whipshots® and Whipshotz® product sales, payable over seven years. Amounts incurred under this agreement are recorded as indefinite-lived intangible assets. The carrying amount of the related indefinite-lived intangible asset was $505,404 as of both June 30, 2026 and December 31, 2025.

Whipshots Holdings, LLC also entered into a License Agreement with Washpoppin Inc. in 2021, licensing certain intellectual property of artist Cardi B for product promotion and brand collaboration. An amended agreement, effective November 27, 2023, formalized promotional obligations and established a minimum aggregate royalty payment of $3.3 million. The amendment also accelerated the vesting of equity for Washpoppin, resulting in equity-based compensation expense of $8.63 million in 2023. The Company did not incur expenses related to this agreement during the six months ended June 30, 2026 or the year ended December 31, 2025.

Sklyar License Agreement – Blue UTA-I LLC (Leah Kateb)

Effective July 1, 2025, Skylar entered into a license agreement with BlueUTA – I LLC (“BlueUTA”), granting Skylar the right to use the likeness and trademarks of artist Leah Kateb for commercial purposes, including manufacturing, marketing, promotion, advertising, distribution, and sale of specified products. The agreement is effective through June 30, 2029, unless terminated earlier. Under the agreement, Skylar is obligated to pay BlueUTA base compensation of $240,000 annually, payable in monthly installments of $20,000, which will be recognized as license expense over the term of the agreement. Skylar will also pay royalties at a rate of 4 percent on annual net sales exceeding $11 million. These royalties will be recognized as variable expenses and accrued when probable and reasonably estimable. No royalties were accrued as of June 30, 2026 or December 31, 2025.

Skylar issued 3,000 Class B units to BlueUTA, representing a 30 percent ownership interest in Skylar. These units are non-voting, subject to time-based and performance-based vesting conditions and were issued for past and future services. The units are intended to qualify as profits interests under IRS Revenue Procedures 93-27 and 2001-43 and are subject to a distribution threshold. Compensation expense related to these units will be recognized over the requisite service period. The Company recognized compensation expense related to these units of approximately $177,882 and $0 for the three months ended June 30, 2026 and 2025, respectively, and approximately $381,634 and $0 for the six months ended June 30, 2026 and 2025, respectively.

The agreement also provides for bonus compensation ranging from $400,000 to $600,000 annually for three years following the agreement term, contingent upon the achievement of specified net sales thresholds. These amounts will be recognized when achievement becomes probable and reasonably estimable. In addition, the Company granted BlueUTA stock options under the Starco Brands 2023 Equity Incentive Plan for up to 2 million shares of common stock, vesting in equal monthly installments over four years. The fair value of these options was measured at the grant date and will be recognized as expense over the vesting period. Compensation expense recognized during the three and six months ended June 30, 2026 was $2,564 and $5,128, respectively, and unrecognized compensation cost as of June 30, 2026 was $31,623, which will be recognized over the remaining vesting period of approximately 3.00 years.

Royalties and Minimum Guarantees

The Company has licensing agreements that include minimum guaranteed royalty payments. When no performance obligations remain with the licensor, minimum guarantees are recorded as both an asset and a liability at the contractual amount. When performance obligations remain, amounts are recorded as assets when paid and liabilities when incurred. Minimum contractual royalty-based obligations as of June 30, 2026 are approximately $20,000 for each of the years ending December 31, 2026, 2027, and 2028. Additional information regarding royalty-based assets and liabilities is included in Note 3.

General Commitments

The Company enters into various contracts in the normal course of business, including agreements for manufacturing, licensing, marketing, distribution, and other operational activities. These agreements may include minimum purchase requirements, royalty obligations, or other future payment commitments. Such arrangements are typical for the Company’s industry and are generally short-term or cancelable without significant penalty. As of June 30, 2026, management does not believe these commitments, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In addition to the specific agreements described below, the Company is party to other routine commercial contracts that do not meet the criteria for recognition on the consolidated balance sheets under U.S. GAAP. Future obligations under these arrangements will be recognized as expenses in the periods in which the related goods or services are received.

Letter of Intent – Starco Group

On July 29, 2025, the Company announced the execution of a non-binding exclusive Letter of Intent to acquire its contract manufacturers, collectively referred to as The Starco Group. The Starco Group operates three U.S. manufacturing facilities focused on personal care, household, food, and beverage products. The proposed transaction contemplates reorganizing the Company into two operating subsidiaries - Starco Brands and Starco Manufacturing - under a renamed parent entity, “STARCO.” The Letter of Intent is non-binding, and no definitive agreement had been executed as of June 30, 2026. Accordingly, no amounts have been recognized in the condensed consolidated financial statements related to the proposed transaction.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes Payable - Ross Sklar (Chief Executive Officer)

On August 11, 2023, the Company issued a Consolidated Secured Promissory Note to Ross Sklar in the principal amount of $4,000,000, consolidating several prior notes (the Consolidated Secured Note). The Consolidated Secured Note bore interest at the Wall Street Journal Prime Rate plus 2 percent, reassessed monthly, and was secured by substantially all assets of the Company pursuant to an Amended and Restated Consolidated Security Agreement, dated August 11, 2023. On May 31, 2024, the Company and Mr. Sklar entered into an amendment extending the maturity date of the Consolidated Note to August 31, 2026, with an automatic extension to August 31, 2027 if amounts remain outstanding at maturity. The restructuring was accounted for as a debt modification.

During 2024, the Company repaid $1,527,500 of principal under the Consolidated Secured Note using proceeds from the Gibraltar Loan. As of December 31, 2024, the outstanding principal balance under the Consolidated Secured Note was $2,472,500, with no accrued interest outstanding.

On August 13, 2025, the Company and Mr. Sklar entered into a Second Amendment to the Consolidated Secured Note. The Second Amendment consolidated two additional loans made by Mr. Sklar to the Company in the aggregate principal amount of $1,000,000, consisting of a $500,000 loan funded on July 15, 2025 and a $500,000 loan funded on August 15, 2025. After giving effect to these additional loans and prior repayments, the principal balance under the Consolidated Secured Note was adjusted to $3,472,500. The Second Amendment reaffirmed that the Consolidated Secured Note remained subject to that Subordination Agreement, dated May 24, 2024 between Mr. Sklar and Gibraltar Business Capital, LLC. Except as modified by the Second Amendment, all other terms of the Consolidated Secured Note, including interest rate, repayment provisions, and maturity, remained unchanged.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance owed to Mr. Sklar under the Consolidated Secured Note was $3,472,500 as of both dates. This loan incurred interest expense of approximately $87,792 and $61,393 for the three months ended June 30, 2026 and 2025, respectively, and approximately $172,713 and $120,705 for the six months ended June 30, 2026 and 2025, respectively.

Related Party Bridge Loan – The Starco Group, Inc.

On December 22, 2025, the Company entered into the Bridge Loan with TSGI, a company wholly-owned by Ross Sklar, the Company’s Chief Executive Officer. The Bridge Loan provides for a bridge term loan of up to $5,000,000, including an initial disbursement of $4,500,000 and additional delayed drawdowns of up to $500,000 through December 31, 2026. The initial proceeds were used to repay the Company’s outstanding obligations under the Gibraltar Loan and to support working capital needs.

The Bridge Loan bears interest at the lesser of (i) the Highest Lawful Rate or (ii) the Prime Rate (not less than 6.00 percent) plus 4.25 percent. Interest is payable monthly beginning January 1, 2026. Principal payments begin January 1, 2027 and continue through 2030, with scheduled monthly payments ranging from $28,000 to $66,000. The Company may prepay the Bridge Loan at any time without penalty. The Bridge Loan matures on the earlier of (i) five years from issuance, (ii) acceleration upon default, or (iii) full repayment.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the Bridge Loan was $4,500,000 and $4,500,000, respectively, and interest expense related to the loan was $83,875 and $0 for the three months ended June 30, 2026 and 2025, respectively, and was $221,375 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Related Party Lease

On May 1, 2024, the Company entered into an operating lease for office space with Ralks Corporation, a related-party lessor. The lease covers approximately 3,000 square feet located at 706 N. Citrus Ave., Los Angeles, California, with monthly base rent of $10,000 and annual increases of 5 percent. The Company recognized a right-of-use asset and corresponding lease liability of $587,914 upon lease commencement. Lease expense was $34,010 and $34,010 for the three months ended June 30, 2026 and 2025, respectively, and was $68,019 and $68,019 for the six months ended June 30, 2026 and 2025, respectively. See Note 12 – Leases for additional information.

Other Related Party Transactions

During the three months ended June 30, 2026 and 2025, the Company recognized revenue from related parties of $229,752 and $421,379, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized revenue from related parties of $512,911 and $1,471,691, respectively. There were no accounts receivable or accrued accounts receivable from TSG or Temperance as of June 30, 2026 or December 31, 2025. All revenues associated with these balances were generated from related parties. Temperance is chaired by Ross Sklar.

During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company recorded related party advances of $806,549 and $487,600, respectively, which are included in accrued liabilities and other current liabilities on the condensed consolidated balance sheet. Of the total, $318,950 and $100,000 was advanced by Ross Sklar to pay for certain expenses of the Company as of June 30, 2026 and December 31, 2025, respectively; the remaining advances were made by Temperance to suppliers on the Company’s behalf and are repayable on demand. No interest is charged on these advances and there are no formal repayment terms.

During the six months ended June 30, 2026 and 2025, the Company’s Winona and Skylar segments purchased finished goods inventory of approximately $1,657,699 and $1,666,809, respectively, from TSG and Temperance, both related parties. As of June 30, 2026 and December 31, 2025, accounts payable owing to TSG, Temperance and other related parties were $1,384,909 and $1,238,693, respectively.

NOTE 10 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with warrants	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2025	38,341,664	$0.19	1.90	$13,160
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2026	38,341,664	$0.19	1.41	$4,800

Exercisable, June 30, 2026	38,279,164	$0.19	1.41	$4,800

Outstanding, December 31, 2024	39,100,000	$0.19	2.88	$21,000
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(275,000)	0.90	-	-
Outstanding, June 30, 2025	38,825,000	$0.19	2.40	$7,240

Exercisable, June 30, 2025	35,227,743	$0.19	2.40	$7,240

The following table summarizes information about stock warrants to purchase shares of the Company’s Class A common stock outstanding and exercisable as of June 30, 2026:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Warrants	In Years	Price	Exercisable
$0.19	37,841,664	1.41	$0.19	37,779,164
$0.20	100,000	1.34	$0.20	100,000
$0.01	400,000	1.55	$0.01	400,000
	38,341,664	1.41	$0.19	38,279,164

The compensation expense attributed to the issuance of the stock warrants is recognized as they are vested.

Total compensation expense related to the stock warrants was $8,525 and $389,179 for the three months ended June 30, 2026 and 2025, respectively, and total compensation expense related to the stock warrants was $18,217 and $778,359 for the six months ended June 30, 2026 and 2025, respectively and was included in compensation expense on the condensed consolidated statement of operations. As of June 30, 2026, there was $7,103 in future compensation cost related to non-vested stock warrants which will be recognized over the remaining vesting period of approximately 0.25 years.

The aggregate intrinsic value as of June 30, 2026 is $4,800 for total outstanding and exercisable warrants, which was based on the closing market price of the Class A common stock of $0.02, had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 11- STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the periods is presented below:

	Shares available to purchase	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	with options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding, December 31, 2025	5,540,000	$0.15	8.56	$-
Issued	-	-	-
Exercised	-	-	-	-
Cancelled	(861,250)	-	-	-
Expired	(60,000)	-	-	-
Outstanding, June 30, 2026	4,618,750	$0.15	8.17	$-

Exercisable, June 30, 2026	2,410,201	$0.16	7.81	$-

Outstanding, December 31, 2024	-	$-	-	$-
Issued	3,640,000	0.17	9.02	-
Exercised	-	-	-	-
Cancelled	(37,500)	0.17	-	-
Expired	-	-	-	-
Outstanding, June 30, 2025	3,602,500	$0.17	8.53	$-

Exercisable, June 30, 2025	1,818,529	$0.17	8.31	$-

The compensation expense attributed to the issuance of stock options is recognized as they are vested. Total compensation expense related to the stock options was $24,640 and $40,750 for the three months ended June 30, 2026 and 2025, respectively, and total compensation expense related to the stock options was $64,030 and $122,807 for the six months ended June 30, 2026 and 2025, respectively was included in compensation expense on the condensed consolidated statement of operations. As of June 30, 2026, there was $132,388 in future compensation cost related to non-vested stock options which will be recognized over the remaining vesting period of approximately 3.00 years.

The aggregate intrinsic value as of June 30, 2026 is zero for total outstanding and exercisable warrants, which was based on the closing market price of the Class A common stock of $0.02, had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – LEASES

The following tables present net related party lease costs and other supplemental lease information:

Six Months Ended
June 30, 2026
Lease cost
Operating lease cost (cost resulting from lease payments)	$68,019
Sublease income
Net lease cost	$68,019

Operating lease – operating cash flows (fixed payments)	$68,019
Operating lease – operating cash flows (liability reduction)	$38,596
Current leases – right of use assets	$416,894
Current liabilities – operating lease liabilities	$89,337
Non-current liabilities – operating lease liabilities	$354,257

Weighted-average remaining lease term (in years)	3.84
Weighted-average discount rate	10.91%

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2026:

Fiscal Year	Operating Leases
2026	$66,150
2027	136,710
2028	143,546
2029	150,723
2030	51,051
Total future minimum lease payments	548,180
Less: Imputed Interest	(104,586)
Present value of net future minimum lease payments	$443,594

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Computer equipment	$104,747	$104,747
Tools and equipment	168,244	147,903
Furniture and equipment	18,862	39,202
CIP	-	154,850
Property and equipment, gross	291,853	446,702
Less: Accumulated depreciation	(282,316)	(279,054)
Property and equipment, net	$9,537	$167,648

Construction in Progress (“CIP”) represents costs incurred for ongoing projects that are not yet ready for their intended use. As of December 31, 2025, the balance of CIP was $154,850 and related to the implementation of a new enterprise resource planning (“ERP”) system. During the six months ended June 30, 2026, the Company completed the ERP implementation and placed the system into service. Accordingly, the full CIP balance was transferred to intangible assets. As of June 30, 2026, the Company had no Construction in Progress.

Depreciation expense was approximately $1,553 and $1,880 for the three months ended June 30, 2026 and 2025, respectively, and approximately $3,262 and $3,893 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$15,264,403	$6,423,296	$8,841,107
Customer relationships	4,871,000	2,528,293	2,342,707
ERP system	446,290	88,345	357,945
Intangible Assets	$20,581,693	$9,039,934	$11,541,759

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$15,264,404	$5,913,944	$9,350,460
Customer relationships	4,871,000	2,373,646	2,497,354
ERP System	291,440	43,716	247,724
Intangible Assets	$20,426,844	$8,331,306	$12,095,538

Amortization expense was approximately $354,314 and $719,080 for the three months ended June 30, 2026 and 2025, respectively, and approximately $708,628 and $1,423,588 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the remaining amortization schedule below reflects only finite-lived intangible assets. Indefinite-lived intangible assets, which are not subject to amortization under ASC 350, are presented as a reconciling item to reconcile to the total intangible assets, net.

Fiscal period:	June 30, 2026
Remainder of 2026	$708,628
2027	1,417,257
2028	1,417,257
2029	1,417,257
2030	1,216,922
Thereafter	4,859,034
Total remaining amortization (finite-lived)	11,036,355
Indefinite-lived intangible assets (non-amortizing)	505,404
Total intangible assets, net	$11,541,759

NOTE 15 – INVENTORY

Inventory by major class is as follows:

	June 30, 2026	December 31, 2025
Raw materials	$2,878,889	$3,579,740
Finished goods	2,041,618	926,482
Total inventory	$4,920,507	$4,506,222

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 from the balance sheet date through the date these condensed consolidated financial statements were issued. Other than as described below, management determined that no subsequent events require recognition or disclosure. Each of the transactions described below is a non-recognized subsequent event and, accordingly, is not reflected in the accompanying June 30, 2026 financial statements.

Corporate Reorganization

On July 2, 2026, the Company formed Starco Manufacturing, LLC, and on July 6, 2026, the Company formed Starco Brands, LLC, each of which are Nevada limited liability companies and wholly owned subsidiaries of the Company. On July 6, 2026, the Company contributed 100% of the equity interests of The AOS Group, Inc., Soylent Nutrition, Inc., Skylar Body, LLC, and Whipshots Holdings, LLC held by the Company down to Starco Brands, LLC, in exchange for 100% of the equity interests of Starco Brands, LLC (the “Contribution” and together with the formation of Starco Brands, LLC and Starco Manufacturing, LLC, the “Reorganization”). The Reorganization established a holding-company structure beneath the Company, was accounted for as a transaction between entities under common control at carryover basis and had no effect on the Company’s consolidated financial position, results of operations, cash flows, or reportable segments.

Acquisition of Custom Foods, LLC (Custom Bakehouse)

On July 15, 2026, the Company, through its wholly owned subsidiary Starco Manufacturing, LLC, acquired all of the outstanding securities of Custom Foods, LLC (dba Custom Bakehouse) for total consideration of $8.0 million in cash paid at closing and, if earned, up to $2.5 million of contingent earn-out consideration based on the achievement of specified net-revenue metrics for the year ending December 31, 2027 (the “Custom Foods Acquisition”). The Custom Foods Acquisition was funded with borrowings under the Pasadena Private Lending facility described below and is accounted for as a business combination under ASC 805, with contingent consideration recognized at fair value as part of the consideration transferred. The initial accounting for the business combination is incomplete as of the date of this report; accordingly, the amounts recognized for the major classes of assets acquired and liabilities assumed, including goodwill and the contingent-consideration liability, are not yet available. The Company will file the financial statements of the business acquired and the related pro forma financial information by amendment to its Current Report on Form 8-K, filed with the Commission on July 21, 2026, within the period required by Item 9.01 of Form 8-K.

Pasadena Private Lending Credit Facility

On July 15, 2026, the Company and each of its subsidiaries (including the newly acquired Custom Foods and its subsidiaries) entered into a Loan Agreement with Pasadena Private Lending Inc. providing for an $11.0 million initial term loan, a $4.0 million accordion term-loan feature, and a $3.0 million revolving line of credit (the “Pasadena Private Lending facility”). The obligations are cross-collateralized and secured by substantially all assets of the borrowers with pledges of equity interests of the Company’s securities and are further guaranteed by the Company’s Chief Executive Officer and certain family trusts. The Pasadena Private Lending facility contains customary affirmative and negative covenants and financial covenants, including a maximum senior debt-to-EBITDA ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 2.00 to 1.00, tested quarterly. The Company paid a non-refundable closing fee of $220,000. Proceeds of the term loan were used to fund the Custom Foods acquisition and provide for working capital, with revolving and accordion amounts available for future use.

Related-Party Bridge Loan

The Company’s Bridge Term Loan Promissory Note dated December 22, 2025, issued in favor of The Starco Group, Inc., a related party, is reflected as a related-party note payable in the accompanying balance sheet (the “Bridge Loan”). In July 2026, in connection with the Pasadena Private Lending facility described above, the Bridge Loan was subordinated to the Pasadena Private Lending facility.

Amended and Restated Convertible Promissory Note - Related Party

On July 15, 2026, in connection with the credit facility and the required subordination of the Company’s indebtedness to its Chief Executive Officer, the Company amended and restated the Consolidated Secured Promissory Note, as amended by Amendment Number One, and further amended by Amendment Number Two, issued by the company to Ross Sklar (the “Sklar Note”) into an Amended and Restated Secured Convertible Promissory Note in the same principal amount of $3,472,500 (the “Restated Note”). The Restated Note bears the same interest of the Sklar Note at the Wall Street Journal Prime Rate plus 2.00% per annum, matures March 31, 2030, is subordinated to the Pasadena Private Lending facility, and is convertible, at the holder’s option, into shares of the Company’s Class A common stock at a conversion price of $0.04 per share. The Company is evaluating the accounting for the amendment under ASC 470-50 (modification versus extinguishment) and ASC 815-40 (conversion feature), the effects of which will be reflected in the Company’s third-quarter financial statements.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ANY OF THE FORWARD-LOOKING STATEMENTS THAT WE MAKE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER PUBLIC REPORTS AND STATEMENTS WE MAKE MAY TURN OUT TO BE INACCURATE AS A RESULT OF OUR BELIEFS AND ASSUMPTIONS WE MAKE IN CONNECTION WITH THE FACTORS SET FORTH ABOVE OR BECAUSE OF OTHER UNIDENTIFIED AND UNPREDICTABLE FACTORS. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “RISK FACTORS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON APRIL 14, 2026. BECAUSE OF THESE AND OTHER UNCERTAINTIES, OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM THE RESULTS INDICATED BY THESE FORWARD-LOOKING STATEMENTS, AND YOU SHOULD NOT RELY ON SUCH STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF. THESE RISKS COULD CAUSE OUR ACTUAL RESULTS FOR 2026 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS BY OR ON BEHALF OF US, AND COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION, LIQUIDITY AND OPERATING AND STOCK PRICE PERFORMANCE.

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

Whipshots®

In December 2021, the Company launched a new product line consisting of vodka-infused, whipped-cream aerosols, under the brand name “Whipshots” at Art Basel in Miami and garnered over 1 billion impressions world-wide, and sold-out of its limited quantity can launches on whipshots.com each day of the month of the December launch month. The Company launched brick and mortar retail distribution in the first quarter of 2022, signed a distribution agreement with Republic National Distributing Company (“RNDC”), one of the largest spirits distributors in the nation, and signed distribution agreements with others. Whipshots® is currently distributed in 47 of 50 states. The base flavors of Whipshots®– Vanilla, Mocha, Caramel and Chocolate – are accompanied by new and Limited Time flavors such as Peppermint, Lime, Pumpkin Spice, Strawberry and King Cake. We plan to continue to offer various additional Limited Time flavors over time. Whipshots® is produced by Temperance, where Sklar is a majority shareholder.

Whipshots® and Whipshotz® Trademarks

On September 8, 2021, Whipshots LLC, an indirect subsidiary of the Company, entered into an Intellectual Property Purchase Agreement, effective August 24, 2021, with Penguins Fly, LLC, a Pennsylvania limited liability company (“Seller”). The agreement provided that the Seller would sell the trademarks “Whipshotz” and “Whipshots”, the accompanying domain and social media handles of the same nomenclature, and certain intellectual property, documents, digital assets, customer data and other transferable rights under non-disclosure, non-compete, non-solicitation and confidentiality contracts benefiting the purchased intellectual property and documents (collectively, the “Acquired Assets”) to Whipshots LLC. The purchase price for the Acquired Assets is payable to Seller, over the course of seven years, based on a sliding scale percentage of gross revenues actually received by us solely from our sale of Whipshots/Whipshotz Products. The payments are subject to a minimum amount in each contract year and a maximum aggregate amount.

The Art of Sport® and AOS®

On September 12, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub Inc. (“Merger Sub”), completed its acquisition (the “AOS Acquisition”) of The AOS Group Inc., a Delaware corporation (“AOS”). The AOS Acquisition consisted of Merger Sub merging with and into AOS, with AOS being the surviving corporation. AOS® is a wholly-owned subsidiary of Brands Holdco, which is in turn a wholly-owned subsidiary of STCB. AOS® is the maker of Art of Sport® premium body and skincare products engineered to power and protect athletes and brings over the counter respiratory, sun care, women and children, pain management, performance supplements, food, beverage and apparel product lines under STCB auspices.

Skylar®

On December 29, 2022, STCB, through its wholly-owned subsidiary Starco Merger Sub II, Inc. (“Merger Sub II”), completed its acquisition (the “Skylar Acquisition”) of Skylar Body, Inc., a Delaware corporation (“Skylar Inc.”) through the merger of Merger Sub II with and into Skylar Inc. Immediately following the Skylar Acquisition Skylar Inc. merged with and into Skylar Body, LLC (“Skylar”) a wholly-owned subsidiary of STCB, with Skylar as the surviving entity. Skylar® is a wholly-owned subsidiary of Brands Holdco, which is in turn a wholly-owned subsidiary of STCB. Skylar® is the maker of fragrances that are hypoallergenic and safe for sensitive skin.

Soylent®

On February 15, 2023, STCB, through its wholly-owned subsidiary Starco Merger Sub I, Inc. (“Merger Sub I”), completed its acquisition (the “Soylent Acquisition”) of Soylent Nutrition, Inc., a Delaware corporation (“Soylent”). The Soylent Acquisition consisted of Merger Sub I merging with and into Soylent, with Soylent being the surviving corporation. Soylent® is a wholly-owned subsidiary of Brands Holdco, which is in turn a wholly-owned subsidiary of STCB. Soylent® is the maker of a wide range of plant-based “complete nutrition” and “functional food” products with a lineup of plant-based convenience shakes, powders and bars that contain proteins, healthy fats, functional amino acids and essential nutrients.

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

To support this strategy, the Company continues to pursue strategic partnerships and acquisitions. In July 2025, our indirect subsidiary Skylar entered into a license agreement with BlueUTA-I LLC, granting rights to the likeness and trademarks of artist Leah Kateb for use in commercial products. This agreement includes base and royalty compensation, equity grants, and stock options, and is expected to enhance brand visibility and drive product innovation across multiple categories.

Additionally, on July 29, 2025, the Company executed a non-binding exclusive Letter of Intent to acquire its contract manufacturers, collectively referred to as The Starco Group. This proposed transaction is expected to provide greater scale and margin efficiency through vertical integration and would result in the Company being renamed “STARCO,” with two primary operating subsidiaries. We have not acquired the contract manufacturers as of this Report, however, on July 2, 2026 the Company formed Starco Manufacturing, LLC, a Nevada limited liability company (“Manufacturing Holdco”), and on July 6, 2026, the Company formed Starco Brands, LLC, a Nevada limited liability company (“Brands Holdco” and together with Manufacturing Holdco, the “Holdcos”).

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

Offices

Our principal executive offices are located at 706 N Citrus Avenue, Los Angeles, California 90038, and our telephone number is (844) 478-2726. Our website is www.starcobrands.com and the Company makes its SEC reports available on the website. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report.

Employees

STCB and its subsidiaries had 26 full-time employees as of June 30, 2026 and used independent contractors and consultants on an as needed basis.

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	June 30, 2026	June 30, 2025	Change
Revenues, net	$7,836,040	$10,586,121	$(2,750,081)
Revenues, related parties, net	229,752	421,379	(191,627)
Cost of revenues	4,587,602	6,595,220	(2,007,618)
Gross profit	3,478,190	4,412,280	(934,090)
Operating expenses:
Compensation expense	1,900,689	1,661,971	238,718
Professional fees	686,079	911,927	(225,848)
Marketing, general and administrative	2,153,923	3,193,889	(1,039,966)
Total operating expense	4,740,691	5,767,787	(1,027,096)
Loss from operations	(1,262,501)	(1,355,507)	93,006
Other expense:
Interest expense	193,048	257,538	(64,490)
Other expense	6,085	237,156	(231,071)
Total other expense	199,133	494,694	(295,561)
Loss before provision for income taxes	(1,461,634)	(1,850,201)	388,567
Provision for income taxes	-	-	-
Net loss	(1,461,634)	(1,850,201)	388,567
Net (loss) income attributable to non-controlling interest	(27,538)	(184)	(27,354)
Net loss attributable to Starco Brands	$(1,434,096)	$(1,850,017)	$415,921

Revenues

For the three months ended June 30, 2026, we recorded revenues of $7,836,040 compared to $10,586,121 for the three months ended June 30, 2025, a decrease of $2,750,081 or 26%. The decrease in the current period was primarily due to decreases in sales of Soylent stemming from an inability to receive product from its primary supplier, partially offset by increases in sales of Skylar.

Revenues, related parties

For the three months ended June 30, 2026, we recorded related party revenues of $229,752 compared to $421,379 for the three months ended June 30, 2025, a decrease of $191,627 or 45%. This decline was due to declines in sales of Whipshots due to continued softening in the spirits market.

Segment Revenue Results

The following discussion provides additional detail on segment-level revenue performance for the three months ended June 30, 2026 and 2025.

Soylent. Soylent revenues were $2,989,196 for the three months ended June 30, 2026, compared to $6,754,481 for the three months ended June 30, 2025. The change was primarily attributable to an inability to receive product from its primary supplier.

Skylar. Skylar revenues were $3,485,170 for the three months ended June 30, 2026, compared to $2,445,134 for the three months ended June 30, 2025. The increase was primarily due to the success of our marketing initiatives and new product rollouts.

Whipshots. Whipshots related-party revenues were $229,752 for the three months ended June 30, 2026, compared to $421,379 for the three months ended June 30, 2025. The change reflects continuing softening in the spirits market.

Winona. Winona revenues were $1,361,749 for the three months ended June 30, 2026, compared to $1,026,623 for the three months ended June 30, 2025.

AOS. AOS revenues were ($75) for the three months ended June 30, 2026, compared to $359,883 for the three months ended June 30, 2025. The decrease was primarily attributable to sales associated with a product launch in 2025 that did not recur in 2026. Results were further affected by changes to AOS’s go-to-market strategy during the current period, including its transition on Amazon from a consignment model to a wholesale model, as well as deductions recorded during the period relating to sales in prior periods.

Operating Expenses

For the three months ended June 30, 2026, our compensation expense amounted to $1,900,689, reflecting an increase of $238,718 or 14%, compared to $1,661,971 for the three months ended June 30, 2025. The increase is primarily attributable to the payment of employee bonuses in the quarter, partially offset by reduced headcount and stock-based compensation compared to the prior-year period.

For the three months ended June 30, 2026, our professional fees totaled $686,079, representing a decrease of $225,848 or 25%, compared to $911,927 in the prior period. Professional fees are mainly for contractors, accounting, auditing and legal services associated with business operations, merger activity, and our quarterly filings as a public company, and advisory and valuation services. The decrease is primarily due to a reduction in outsourced accounting fees as we transitioned the function to internal employees in the second half of last year and decreased legal and audit and valuation fees in the current year.

For the three months ended June 30, 2026, our marketing, general and administrative expenses were $2,153,923, reflecting a decrease of $1,039,966 or 33%, compared to $3,193,889 for the three months ended June 30, 2025. The decrease primarily reflects lower amortization expense following the write-offs of intangible assets at our Soylent subsidiary at December 31, 2025, reduced broker commissions and marketing support costs at Soylent and AOS, and reduced borrower fees due to our year end refinancing, partially offset by increased marketing spend at Skylar.

For the three months ended June 30, 2026 and 2025, there was no fair value share adjustment gain or loss. The $3,692,529 fair value share adjustment gain related to the Soylent sellers’ rights was recognized during the six months ended June 30, 2025 (in the first quarter of 2025); see the six-month discussion below.

Other Expense

For the three months ended June 30, 2026, we had total other expense of $199,133 compared to total other expense of $494,694 for the three months ended June 30, 2025. For the three months ended June 30, 2026, the Company had interest expense of $193,048 compared to interest expense of $257,538 during the same period in 2025; the Company also had other expense of $6,085 for the three months ended June 30, 2026 as compared to other expense of $237,156 during the same period in 2025.

Net (Loss) Income

For the three months ended June 30, 2026, we reported a net loss of $1,461,634, compared to a net loss of $1,850,201 for the same period in 2025. The year-over-year improvement was primarily driven by lower operating expenses, including reduced marketing and professional fees, partially offset by lower revenue.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	June 30, 2026	June 30, 2025	Change
Revenues, net	$16,815,309	$20,404,878	$(3,589,569)
Revenues, related parties, net	512,911	1,471,691	(958,780)
Cost of revenues	9,735,800	12,721,051	(2,985,251)
Gross profit	7,592,420	9,155,518	(1,563,098)
Operating expenses:
Compensation expense	3,579,437	3,398,159	181,278
Professional fees	1,269,958	1,692,151	(422,193)
Marketing, general and administrative	4,581,744	6,578,307	(1,996,563)
Fair value share adjustment gain	-	(3,692,529)	3,692,529
Total operating expense	9,431,139	7,976,088	1,455,051
Income (loss) from operations	(1,838,719)	1,179,430	(3,018,149)
Other expense:
Interest expense	431,033	494,174	(63,141)
Other expense	21,602	559,352	(537,750)
Total other expense	452,635	1,053,526	(600,891)
Income (loss) before provision for income taxes	(2,291,354)	125,904	(2,417,258)
Provision for income taxes	-	-	-
Net income (loss)	(2,291,354)	125,904	(2,417,258)
Net income attributable to non-controlling interest	(59,293)	97,065	(156,358)
Net income (loss) attributable to Starco Brands	$(2,232,061)	$28,839	$(2,260,900)

Revenues

For the six months ended June 30, 2026, we recorded revenues of $16,815,309 compared to $20,404,878 for the six months ended June 30, 2025, a decrease of $3,589,569 or 18%. The decrease was primarily due to decreases in sales of Soylent stemming from an inability to receive product from our primary supplier, partially offset by increases in sales of Skylar.

Revenues, related parties

For the six months ended June 30, 2026, we recorded related party revenues of $512,911 compared to $1,471,691 for the six months ended June 30, 2025, a decrease of $958,780 or 65%. This decline was due to declines in sales of Whipshots due to continued softening in the spirits market.

Segment Revenue Results

The following discussion provides additional details on segment-level revenue performance for the six months ended June 30, 2026 and 2025.

Soylent. Soylent revenues were $7,375,202 for the six months ended June 30, 2026, compared to $14,009,080 for the six months ended June 30, 2025. The change was primarily attributable to an inability to receive product from its primary supplier.

Skylar. Skylar revenues were $7,157,670 for the six months ended June 30, 2026, compared to $3,859,067 for the six months ended June 30, 2025. The increase was primarily due to the success of our marketing initiatives and new product rollouts.

Whipshots. Whipshots related-party revenues were $512,911 for the six months ended June 30, 2026, compared to $1,471,691 for the six months ended June 30, 2025. The decrease was primarily due to continuing softening in the spirits market.

Winona. Winona revenues were $2,227,682 for the six months ended June 30, 2026, compared to $1,991,194 for the six months ended June 30, 2025.

AOS. AOS revenues were $54,755 for the six months ended June 30, 2026, compared to $545,537 for the six months ended June 30, 2025. The decrease was primarily attributable to sales associated with a product launch in 2025 that did not recur in 2026 and changes to AOS’s go-to-market strategy during the current period.

Operating Expenses

For the six months ended June 30, 2026, our compensation expense amounted to $3,579,437, reflecting an increase of $181,278 or 5%, compared to $3,398,159 for the six months ended June 30, 2025.

For the six months ended June 30, 2026, our professional fees totaled $1,269,958, representing a decrease of $422,193 or 25%, compared to $1,692,151 in the prior period. The decrease is primarily due to a reduction in outsourced accounting fees as we transitioned the function to internal employees in the second half of last year and decreased legal and audit and valuation fees in the current year.

For the six months ended June 30, 2026, our marketing, general and administrative expenses were $4,581,744, reflecting a decrease of $1,996,563 or 30%, compared to $6,578,307 for the six months ended June 30, 2025. The decrease primarily reflects lower amortization expense following the write-offs of intangible assets at our Soylent subsidiary at December 31, 2025, reduced broker commissions and marketing support costs at Soylent and AOS, and reduced borrower fees due to our year end refinancing, partially offset by increased marketing spend at Skylar.

For the six months ended June 30, 2026, there was no fair value share adjustment gain. For the six months ended June 30, 2025, the Company recognized a change in fair value share adjustment gain of $3,692,529 due to a decrease in the fair value of the Soylent sellers’ rights to potentially receive additional Starco shares, the final settlement of which occurred in 2025.

Other Expense

For the six months ended June 30, 2026, we had total other expense of $452,635 compared to total other expense of $1,053,526 for the six months ended June 30, 2025. For the six months ended June 30, 2026, the Company had interest expense of $431,033 compared to interest expense of $494,174 during the same period in 2025; the Company also had other expense of $21,602 for the six months ended June 30, 2026 as compared to other expense of $559,352 during the same period in 2025.

Net (Loss) Income

For the six months ended June 30, 2026, we reported a net loss of $2,291,354, compared to net income of $125,904 for the same period in 2025. The year-over-year change was primarily driven by the $3,692,529 fair value share adjustment gain recognized in the prior-year period, which did not recur in 2026, and lower revenue, partially offset by reduced operating expenses.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, we had an accumulated deficit of $104,579,639 as of June 30, 2026. Net cash used in financing activities for the six months ended June 30, 2026 was $149,202, consisting of payments on notes payable. During the same period in 2025, we generated $693,062 in cash from financing activities, primarily due to $362,194 of net proceeds from the revolving loan and $330,868 in net proceeds from notes payable.

We used $768,074 of net cash in operating activities for the six months ended June 30, 2026. Operating cash outflows were primarily driven by our net loss of $2,291,354, partially offset by non-cash adjustments (including $708,628 of amortization and $463,880 of stock-based compensation) and by working-capital changes, including a decrease in accounts receivable of $529,791 offset by an increase in inventory of $414,285. During the same period in 2025, our net cash used in operating activities was $859,889 compared to net income of $125,904 for the period, negatively affected by the $3,692,529 non-cash gain recognized during the period.

Notes Payable - Ross Sklar (Chief Executive Officer)

On August 11, 2023, the Company issued the Consolidated Secured Note to Ross Sklar in the principal amount of $4,000,000, consolidating several prior notes. The Consolidated Secured Note bore interest at the Wall Street Journal Prime Rate plus 2 percent, reassessed monthly, and was secured by substantially all of our assets pursuant to an Amended and Restated Consolidated Security Agreement, dated August 11, 2023. On May 31, 2024, we and Mr. Sklar entered into an amendment extending the maturity date of the Consolidated Secured Note to August 31, 2026, with an automatic extension to August 31, 2027 if amounts remain outstanding at maturity. The restructuring was accounted for as a debt modification.

During 2024, we repaid $1,527,500 of principal under the Consolidated Secured Note using proceeds from the Gibraltar Loan. As of December 31, 2024, the outstanding principal balance under the Consolidated Secured Note was $2,472,500, with no accrued interest outstanding.

On August 13, 2025, we and Mr. Sklar entered into a Second Amendment to the Consolidated Secured Note. The Second Amendment consolidated two additional loans made by Mr. Sklar to us in the aggregate principal amount of $1,000,000, consisting of a $500,000 loan funded on July 15, 2025 and a $500,000 loan funded on August 15, 2025. After giving effect to these additional loans and prior repayments, the principal balance under the Consolidated Secured Note was adjusted to $3,472,500. The Second Amendment reaffirmed that the Consolidated Secured Note remained subject to the Subordination Agreement dated May 24, 2024 between Mr. Sklar and Gibraltar Business Capital, LLC. Except as modified by the Second Amendment, all other terms of the Consolidated Secured Note, including interest rate, repayment provisions, and maturity, remained unchanged.

As of June 30, 2026, the outstanding principal balance owed to Mr. Sklar under the Consolidated Secured Note was $3,472,500. Interest expense related to notes held by Mr. Sklar was $87,792 and $61,393 for the three months ended June 30, 2026 and 2025, respectively, and $172,713 and $120,705 for the six months ended June 30, 2026 and 2025, respectively.

Related Party Bridge Loan – The Starco Group, Inc.

On December 22, 2025, we entered into the Bridge Loan with TSGI, a company wholly-owned by Ross Sklar, the Company’s Chief Executive Officer. The Bridge Loan provides for a bridge term loan of up to $5,000,000, including an initial disbursement of $4,500,000 and additional delayed drawdowns of up to $500,000 through December 31, 2026. The initial proceeds were used to repay our outstanding obligations under the Gibraltar Loan and to support working capital needs.

The Bridge Loan bears interest at the lesser of (i) the Highest Lawful Rate or (ii) the Prime Rate (not less than 6.00 percent) plus 4.25 percent. Interest is payable monthly beginning January 1, 2026. Principal payments begin January 1, 2027 and continue through 2030, with scheduled monthly payments ranging from $28,000 to $66,000. We may prepay the Bridge Loan at any time without penalty. The Bridge Loan matures on the earlier of (i) five years from issuance, (ii) acceleration upon default, or (iii) full repayment.

As of June 30, 2026, the outstanding principal balance under the Bridge Loan was $4,500,000, and interest expense related to the loan was $83,875 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $221,375 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Going Concern

We have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The principal conditions giving rise to substantial doubt include our history of recurring net losses and continued working capital deficiencies. As of June 30, 2026, we had an accumulated deficit of $104,579,639, including net losses of $1,461,634 and $2,291,354 for the three and six months then ended, and a working capital deficit of approximately $2.5 million.

Management has evaluated the factors contributing to these conditions. Our historical net losses and accumulated deficit are primarily attributable to non-cash or one-time, non-recurring expenses, including goodwill impairment, stock-based compensation, fair value share adjustment losses, and acquisition-related transaction costs.

As of June 30, 2026, our total debt was $7,972,500, consisting of $3,472,500 of notes payable to our CEO, Ross Sklar and $4,500,000 outstanding under the Bridge Loan. Mr. Sklar holds a significant minority ownership interest, is the Company’s CEO and a member of the Board, and historically, certain notes payable to him have been extended or refinanced; however, there can be no assurance that such extensions or refinancings will continue in the future.

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

Working Capital

	June 30, 2026	December 31, 2025
Current assets	$10,934,676	$11,899,737
Current liabilities	(13,439,656)	(13,285,278)
Working capital deficiency	$(2,504,980)	$(1,385,541)

The decrease in current assets is primarily due to a decrease in cash of $917,276 and a decrease in accounts receivable of $529,791, partially offset by increases in inventory of $414,285 and prepaid expenses of $67,721. The increase in current liabilities is primarily the result of an increase in other payables and accrued liabilities of $244,411, an increase in notes payable of $221,267 and an increase in related-party payables, partially offset by a decrease in accounts payable of $784,290.

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(768,074)	$(859,889)
Net cash used in investing activities	-	(130,951)
Net cash used in financing activities	(149,202)	693,062
Decrease in cash	$(917,276)	$(297,778)

Operating Activities

Net cash used in operating activities was $768,074 for the six months ended June 30, 2026, compared to net cash used of $859,889 for the six months ended June 30, 2025, an decrease in cash used of $91,815. The decrease was primarily attributable to a net loss of $2,291,354 in the current period, compared to net income of $125,904 in the prior-year period, which in the prior year included a $3,692,529 non-cash gain on the stock payable share adjustment that reduced prior-year operating cash flows.

For the six months ended June 30, 2026, net loss of $2,291,354 was adjusted for non-cash items, including amortization of intangible assets of $708,628, stock-based compensation of $463,880, and depreciation of $3,262. Amortization expense decreased approximately $715,000 compared to the prior-year period, primarily due to the impairment of certain Soylent intangible assets recognized in 2025, which reduced the remaining amortizable basis of those assets.

Changes in operating assets and liabilities used net cash of approximately $22,959 during the six months ended June 30, 2026. This was primarily driven by a decrease in accounts receivable of $529,791 and increases in other payables and accrued liabilities (including related-party amounts) of $563,361 and in related-party accounts payable of $146,216, offset by an increase in inventory of $414,285, a decrease in accounts payable of $784,290, and an increase in prepaid expenses and other assets of $67,721.

Investing Activities

There were no investing activities during the six months ended June 30, 2026.

Net cash used in investing activities was $130,951 for the six months ended June 30, 2025 and was due to the purchase of property and equipment and intangibles.

Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $149,202, consisting of payments on notes payable.

For the six months ended June 30, 2025, net cash provided by financing activities was $693,062, which includes net proceeds of $362,194 on the revolving loan and net proceeds of $330,868 on notes payable.

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

AOS, one of STCB’s indirect wholly-owned subsidiaries, earns its revenues through the sale of premium body and skincare products. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon Fulfillment by Amazon (“Amazon FBA”), is recognized upon shipment of merchandise or FOB destination.

Skylar, one of STCB’s indirect wholly-owned subsidiaries, earns its revenues through the sale of fragrances. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, including Amazon FBA, is recognized either upon shipment of merchandise or FOB destination.

Soylent, one of STCB’s indirect wholly-owned subsidiaries, earns its revenues through the sale of nutritional drinks. Revenue from retail sales is recognized at shipment to the retailer. Revenue from eCommerce sales, is recognized upon shipment of merchandise.

Whipshots Holdings, an indirect 85% owned subsidiary, earns its revenues as royalties from the licensing agreements it has with Temperance, a related entity. STCB licenses the right for Temperance to manufacture and sell vodka infused whipped cream. The amount of the licensing revenue received varies depending upon the product and the royalty percentage is based on contractual terms. The Company recognizes its revenue under these licensing agreements only when sales are made by Temperance to a third party.

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

No impairment losses related to goodwill were recognized for the six months ended June 30, 2026 and 2025.

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

There were no impairment losses related to long-lived assets for the six months ended June 30, 2026 and 2025.

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

Inventory

Inventory consists of premium body and skincare products, fragrances and nutritional products. Inventory is measured and stated at average cost as of June 30, 2026. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required.

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

The carrying amount of our consolidated financial assets and liabilities, such as cash, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2026 and December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and through the COSO 2013 framework as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, these disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)†	Membership Interest Purchase Agreement, by and among (i) Starco Brands, Inc., (ii) Starco Manufacturing, LLC, (iii) Custom Foods, LLC, and (iv) Custom Foods Holdings, LLC, dated July 15, 2026, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2026.

3.1 (*)	Amended and Restated Articles of Incorporation of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed with the Commission on April 18, 2023.

3.2 (*)	Amended and Restated Bylaws of Starco Brands, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2022.

10.1(*)(+)†

Loan Agreement, by and among (i) Pasadena Private Lending, Inc., (ii) Starco Brands, Inc., (iii) Starco Brands, LLC, (iv) Starco Manufacturing, LLC, (v) The AOS Group Inc., (vi) Soylent Nutrition, Inc., (vii) Skylar Body, LLC, (viii) Whipshots, LLC, (ix) Whipshots Holdings, LLC, (x) Ross Sklar, and (xi) such other Persons signatory thereto, dated July 15, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2026.

10.2	Amended and Restated Secured Convertible Promissory Note, dated July 15, 2026, issued from Starco Brands, Inc. to Ross Sklar, an individual, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2026.

10.3	Subordination Agreement, by and among (i) Starco Brands, Inc., (ii) The Starco Group, Inc., (iii) Ross Sklar, and (iv) Pasadena Private Lending Inc., dated July 15, 2026, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2026.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(#)	Filed herewith.

(*)	Incorporated by reference to the filing indicated.

(+)

In accordance with Item 601(b)(10)(iv) and Item 601(a)(6) of Regulation S-K, certain provisions or terms have been redacted. Such redacted information includes information that is not material and treated as confidential by the registrant. The registrant will provide an unredacted copy of the agreement on a supplemental basis to the SEC or its staff upon request.

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) and 601(a). The registrant agrees to furnish a copy of all omitted exhibits and schedules on a supplemental basis to the SEC or its staff upon request.

(##)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Starco Brands, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCO BRANDS, INC
(Registrant)

By:	/s/ Ross Sklar
Ross Sklar
Chief Executive Officer, Interim-Chief Financial Officer and Director
(Principal Executive and Financial Officer)
August 14, 2026

